Form 10-Q
period 2007-06-30
ADHEREX TECHNOLOGIES INC
filed 2007-08-10
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32295

ADHEREX TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Its Charter)

Canada	20-0442384
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4620 Creekstone Drive, Suite 200 Research Triangle Park Durham, NC	27703
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (919) 484-8484

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

As of August 9, 2007, there were 128,226,787 shares of Adherex Technologies Inc. no par value common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,611	$5,665
Cash pledged as collateral	53	53
Accounts receivable	67	32
Investment tax credits recoverable	147	71
Prepaid expense	61	41
Other current assets	28	33

Total current assets	20,967	5,895
Property and equipment	296	293
Leasehold improvements	402	440

Total assets	$21,665	$6,628

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$457	$2,074
Accrued liabilities	1,026	2,621

Total current liabilities	1,483	4,695
Other long-term liabilities	40	40
Deferred lease inducement	669	625

Total liabilities	2,192	5,360

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; unlimited shares authorized; 128,227 and 50,382 shares issued and outstanding, respectively	63,805	46,524
Additional paid-in capital	32,594	24,523
Deficit accumulated during development stage	(78,169)	(71,022)
Accumulated other comprehensive income	1,243	1,243

Total shareholders’ equity	19,473	1,268

Total liabilities and shareholders’ equity	$21,665	$6,628

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative From September 3, 1996 to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	2,646	3,268	5,803	5,828	48,737
In-process R&D	—	—	—	—	13,094
General and administrative	793	711	1,751	1,458	18,449

Total operating expenses	3,439	3,979	7,554	7,286	80,280

Loss from operations	(3,439)	(3,979)	(7,554)	(7,286)	(80,280)

Settlement with Cadherin Biomedical Inc.	—	—	—	—	(1,283)
Other income (expense):
Interest expense	—	(1)	—	(2)	(19)
Interest income	260	126	407	257	2,038
Other income	—	—	—	—	98

Total other income and expense, net	260	125	407	255	2,117

Net loss	$(3,179)	$(3,854)	$(7,147)	$(7,031)	$(79,446)

Basic and diluted net loss per common share	$(0.03)	$(0.08)	$(0.07)	$(0.16)

Weighted-average common shares used in computing basic and diluted net loss per common share	126,830	47,145	104,722	44,899

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative From September 3, 1996 to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Cash flows from (used in) operating activities:
Net loss	$(3,179)	$(3,854)	$(7,147)	$(7,031)	$(79,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	18	33	37	1,191
Amortization of leasehold improvements	42	42	82	83	108
Stock-based compensation - employees	1,241	140	1,404	283	3,895
Stock-based compensation - consultants	33	—	33	—	598
Non-cash Cadherin Biomedical Inc. litigation	—	—	—	—	1,187
Unrealized foreign currency loss	—	—	—	—	9
Non-cash severance	—	—	—	—	168
In-process R&D	—	—	—	—	13,094
Changes in operating assets and liabilities	(652)	(23)	(3,338)	(262)	777

Net cash used in operating activities	(2,499)	(3,677)	(8,933)	(6,890)	(58,419)

Cash flows from investing activities:
Purchase of property and equipment	(36)	—	(36)	(5)	(1,387)
Disposal of capital assets	—	—	—	—	115
Cash released as collateral	—	—	—	—	190
Restricted cash	—	—	—	—	(207)
Purchase of short term investments	—	—	—	—	(22,148)
Redemption of short-term investments	—	391	—	1,175	22,791
Investment in Cadherin Biomedical Inc.	—	—	—	—	(166)
Acquired intellectual property rights	—	—	—	—	(640)

Net cash provided in investing activities	(36)	391	(36)	1,170	(1,452)

Cash flows from financing activities:
Conversion of long term debt to equity	—	—	—	—	68
Long term debt repayment	—	—	—	—	(65)
Capital lease repayments	—	—	—	—	(8)
Net proceeds of common stock issuance	678	6,096	23,915	6,096	76,687
Registration expense	—	—	—	—	(465)
Proceeds from convertible note	—	—	—	—	3,017
Other liability repayments	—	—	—	—	(87)
Stock issuance costs	—	(55)	—	(55)	(544)
Proceeds from security deposits received	—	1	—	28	28
Proceeds from exercise of stock options	—	—	—	—	51

Net cash provided in financing activities	678	6,042	23,915	6,069	78,682

Effect of exchange rate on cash and cash equivalents	—	—	—	—	1,800

Net change in cash and cash equivalents	(1,857)	2,756	14,946	349	20,611
Cash and cash equivalents - Beginning of period	22,468	9,509	5,665	11,916	—

Cash and cash equivalents - End of period	$20,611	$12,265	$20,611	$12,265	$20,611

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

U.S. dollars and shares in thousands, except per share information

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
	Number	Amount
Balance at June 30, 1996	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	1,600	—	—	—	—	—	—
Net loss	—	—	—	—	—	(39)	(39)

Balance at June 30, 1997	1,600	—	—	—	—	(39)	(39)
Net loss	—	—	—	—	—	(412)	(412)

Balance at June 30, 1998	1,600	—	—	—	—	(451)	(451)
Exchange of Adherex Inc. shares for Adherex Technologies Inc. shares	(1,600)	—	—	—	—	—	—
Issuance of common stock	4,311	1,615	—	—	—	—	1,615
Cumulative translation adjustment	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(959)	(959)

Balance at June 30, 1999	4,311	1,615	—	—	—	(1,410)	205
Issuance of common stock	283	793	—	—	—	—	793
Issuance of equity rights	—	—	—	171	—	—	171
Issuance of special warrants	—	—	—	255	—	—	255
Settlement of advances:
Issuance of common stock	280	175	—	—	—	—	175
Cancellation of common stock	(120)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,605)	(1,605)

Balance at June 30, 2000	4,754	2,583	—	426	—	(3,015)	(6)
Issuance of common stock:
Initial public offering	1,333	5,689	—	—	—	—	5,689
Other	88	341	—	—	—	—	341
US GAAP adjustment - cheap stock IPO	—	38	—	—	—	(37)	1
Issuance of special warrants	—	—	—	1,722	—	—	1,722
Conversion of special warrants	547	1,977	—	(1,977)	—	—	—
Issuance of Series A special warrants	—	—	—	4,335	—	—	4,335
Conversion of Series A special warrants	1,248	4,335	—	(4,335)	—	—	—
Conversion of equity rights	62	171	—	(171)	—	—	—
Cumulative translation adjustment	—	—	—	—	218	—	218
Net loss	—	—	—	—	—	(2,507)	(2,507)

Balance at June 30, 2001	8,032	15,134	—	—	218	(5,559)	9,793
Cumulative translation adjustment	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(3,732)	(3,732)

Balance at June 30, 2002	8,032	15,134	—	—	230	(9,291)	6,073

(continued on next page)

(The accompanying notes are an integral part of these financial statements)

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

U.S. dollars and shares in thousands, except per share information

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
	Number	Amount
Balance at June 30, 2002	8,032	15,134	—	—	230	(9,291)	6,073
Stated capital reduction	—	(9,489)	—	9,489	—	—	—
Common stock issued for Oxiquant acquisition	8,032	11,077	—	543	—	—	11,620
Exercise of stock options	5	4	—	—	—	—	4
Distribution to shareholders	—	—	—	—	—	(158)	(158)
Stock options issued to non-employees	—	—	—	4	—	—	4
Equity component of June convertible notes	—	—	—	1,058	—	—	1,058
Financing warrants	—	—	—	53	—	—	53
Cumulative translation adjustment	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	(17,795)	(17,795)

Balance at June 30, 2003	16,069	16,726	—	11,147	70	(27,244)	699
Stock options issued to consultants	—	—	—	148	—	—	148
Repricing of warrants related to financing	—	—	—	18	—	—	18
Equity component of December convertible notes	—	—	—	1,124	—	—	1,124
US GAAP adjustment convertible notes	—	—	—	859	—	(1)	858
Financing warrants	—	—	—	54	—	—	54
Conversion of June convertible notes	1,728	1,216	—	(93)	—	—	1,123
Conversion of December convertible notes	1,085	569	—	(398)	—	—	171
Non-redeemable preferred stock	—	—	1,045	—	—	—	1,045
December private placement	11,522	8,053	—	5,777	—	—	13,830
May private placement	4,669	6,356	—	2,118	—	—	8,474
Exercise of stock options	18	23	—	—	—	—	23
Amalgamation of 2037357 Ontario Inc.	800	660	(1,045)	363	—	—	(22)
Cumulative translation adjustment	—	—	—	—	(219)	—	(219)
Net loss	—	—	—	—	—	(6,872)	(6,872)

Balance at June 30, 2004	35,891	33,603	—	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	—	—	—	39	—	—	39
Stock options issued to employees	—	—	—	604	—	—	604
Retroactive adjustment for stock-based compensation	—	—	—	1,686	—	(1,686)	—
US GAAP adjustment stock compensation	—	—	—	(1,686)	—	1,686	—
Cost related to SEC registration	—	(493)	—	—	—	—	(493)
Acquisition of Cadherin Biomedical Inc.	644	1,252	—	—	—	—	1,252
Cumulative translation adjustment	—	—	—	—	1,392	—	1,392
Net loss – six months	—	—	—	—	—	(6,594)	(6,594)

Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654

(continued on next page)

(The accompanying notes are an integral part of these financial statements)

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

U.S. dollars and shares in thousands, except per share information

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
	Number	Amount
Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654
Cost related to financing	—	(141)	—	—	—	—	(141)
Exercise of stock options	15	25	—	—	—	—	25
Stock options issued to consultants	—	—	—	275	—	—	275
Stock options issued to employees	—	—	—	1,402	—	—	1,402
US GAAP adjustment stock compensation	—	—	—	(1,402)	—	—	(1,402)
July private placement	6,079	8,134	—	—	—	—	8,134
Financing warrants	—	(1,074)	—	1,074	—	—	—
Net loss	—	—	—	—	—	(13,871)	(13,871)

Balance at December 31, 2005	42,629	41,306	—	23,109	1,243	(54,582)	11,076
Stock options issued to consultants	—	—	—	101	—	—	101
Stock options issued to employees	—	—	—	491	—	—	491
May private placement	7,753	5,218	—	822	—	—	6,040
Net loss	—	—	—	—	—	(16,440)	(16,440)

Balance at December 31, 2006	50,382	46,524	—	24,523	1,243	(71,022)	1,268
Stock options issued to employees	—	—	—	163	—	—	163
Financing	75,759	25,000	—	—	—	—	25,000
Warrants	—	(6,503)	—	6,503	—	—	—
Stock issuance costs	—	(1,763)	—	—	—	—	(1,763)
Net loss for three months ended March 31, 2007	—	—	—	—	—	(3,968)	(3,968)

Balance at March 31, 2007	126,141	63,258	—	31,189	1,243	(74,990)	20,700
Stock options issued to employees	—	—	—	1,241	—	—	1,241
Stock options issued to consultants	—	—	—	33	—	—	33
Exercise of warrants	2,086	563	—	131	—	—	694
Stock issuance costs	—	(16)	—	—	—	—	(16)
Net loss for three months ended June 30, 2007	—	—	—	—	—	(3,179)	(3,179)

Balance at June 30, 2007	128,227	$63,805	$—	$32,594	$1,243	$(78,169)	$19,473

(The accompanying notes are an integral part of these financial statements)

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC in the Company’s Annual Report on Form 20-F for the year ended December 31, 2006. These unaudited interim condensed consolidated financial statements have been prepared in United States (“U.S.”) dollars.

The preparation of these unaudited interim condensed consolidated financial statements also conform in all material respects with generally accepted accounting principles in Canada (“Canadian GAAP”) except as described in Note 7 in the consolidated financial statements.

Effective January 1, 2007, the Company changed its primary basis of accounting to U.S. GAAP from Canadian GAAP. The Company made the change to U.S. GAAP to comply with U.S. securities law as a result of the Company’s loss of its foreign private issuer status with the SEC.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

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

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(U.S. dollars and shares in thousands, except per share information)

3.	Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF 07-3”) that provides guidance for up-front payments related to goods and services of research and development costs. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 07-3 on its financial statements. The Company does not anticipate a material impact on operating results or financial position.

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

The Company recognizes stock compensation expense on a straight-line basis over the requisite service period of the award. During the three month periods ended June 30, 2007 and 2006 the Company recognized total compensation expense of $1,274 and $140, respectively. During the six month periods ended June 30, 2007 and 2006 the Company recognized total compensation expense of $1,437 and $283, respectively.

Stock-based Compensation Valuation Assumptions

The fair value of the stock-based payments granted during the six month period ended June 30, 2007 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend of 0%, risk-free interest rate of 4.76%, expected volatility of 77% and an expected life of seven years. The weighted average fair value of options granted during the six month period ended June 30, 2007 was $0.43. The Company did not grant any options for the six month period ended June 30, 2006.

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(U.S. dollars and shares in thousands, except per share information)

Stock Option Activity

The following is a summary of option activity for the six month period ended June 30, 2007 for stock options denominated in Canadian dollars:

	Number of Options	Weighted- average Price
Outstanding at December 31, 2006	3,402	CAD$	2.42
Granted	—		—
Exercised	—		—
Forfeited	(47)	CAD$	2.06
Expired	(386)	CAD$	4.31

Outstanding at June 30, 2007	2,969	CAD$	2.15

The following is a summary of option activity for the six month period ended June 30, 2007 for stock options denominated in U.S. dollars:

	Number of Options	Weighted- average Price
Outstanding at December 31, 2006	1,878	$0.99
Granted	8,273	$0.58
Exercised	—	—
Forfeited	(96)	$0.91
Expired	(17)	$0.44

Outstanding at June 30, 2007	10,038	$0.66

5.	Stockholders’ Equity

Public Offering

On February 21, 2007, the Company completed the sale of equity units at a price of $0.33 per unit providing gross proceeds of $25,000 and net proceeds of approximately $23,221 after deducting broker fees and other expenses. Each unit consisted of one common share and one-half of a common share purchase warrant. The offering was comprised of an aggregate of 75,759 shares of common stock, 37,879 investor warrants and 6,618 broker warrants to acquire additional shares of Adherex common stock. Each whole investor warrant entitles the holder to acquire one additional share of Adherex common stock at an exercise price of $0.40 per share for a period of three years. Each whole broker warrant entitles the holder to acquire one additional unit at an exercise price of $0.33 per unit for a period of two years.

The investor warrants, with a value of $6,503 based on the Black-Scholes option pricing model, have been allocated to additional paid-in-capital and the remaining balance of $16,734 has been included in common stock.

During the three month period ended June 30, 2007, the Company received gross proceeds of $694 related to the exercise warrants and issued 2,086 shares of common stock and 1,000 additional investor warrants which entitle the holder to acquire one additional share of Adherex common stock at an exercise price of $0.40 per share and which expire on February 21, 2010. The warrants exercised during the period included 86 investor warrants with an exercise price of $0.40 per share and 2,000 broker warrants with an exercise price of $0.33 per unit. The Company allocated $525 of the proceeds to common stock and $169 to Additional Paid-in Capital using the Black-Scholes option pricing model.

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(U.S. dollars and shares in thousands, except per share information)

Warrants to Purchase Common Stock

The Company has primarily financed its operations through the sale of equity and debt securities that have been denominated in both U.S. and Canadian dollars.

At June 30, 2007, the Company had the following warrants to purchase common stock outstanding priced in Canadian dollars with a weighted average exercise price of CAD $2.15 and a weighted average remaining life of 1.42 years:

Warrant Description	Number Outstanding at June 30, 2007	Exercise Price In Canadian Dollars		Expiration Date
Agent warrants	170	CAD$	2.05	November 20, 2007
Convertible notes warrants	271	CAD$	2.15	December 3, 2007
Investor warrants	7,567	CAD$	2.15	December 19, 2008

	8,008

At June 30, 2007, the Company had the following warrants to purchase common stock outstanding priced in U.S. dollars with a weighted average exercise price of $0.47 and a weighted average remaining life of 2.48 years:

Warrant Description	Number Outstanding at June 30, 2007	Exercise Price In U.S. Dollars	Expiration Date
Agent warrants	57	$1.75	July 20, 2007
Agent warrants	465	$0.97	May 7, 2008
Investor warrants	1,824	$1.75	July 20, 2008
Broker warrants	4,818	$0.33	February 21, 2009
Investor warrants	38,794	$0.40	February 21, 2010
Investor warrants	2,326	$0.97	May 7, 2010

	48,284

Warrants denominated in Canadian dollars

At June 30, 2007 and December 31, 2006, the Company had warrants to purchase common stock that were denominated in both U.S. and Canadian dollars, which results in the Company having warrants outstanding that are denominated outside our U.S. dollar functional currency.

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

The recent SEC and FASB interpretations relate to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issue Task Force (“EITF”) EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. In April 2007, the FASB released Proposed Statement 133 Implementation Issue C21, “Whether Options (Including Embedded Conversion Options”) Are Indexed to both an Entity’s own Stock and Currency Exchange Rates.” The tentative conclusions of C21 would mean that the Company’s Canadian dollar denominated warrants do not meet the scope exception under FAS133 and therefore these warrants would be recorded as liabilities and carried at fair value. Transitional provisions would require a cumulative-effect adjustment to the opening balance of the Company’s deficit. The FASB deferred making a decision on confirming their tentative conclusions in Issue C21 and asked that it be subsumed in to the new EITF issue 07-E “Determining Whether an Instrument is Indexed to a Company’s Own Stock.” That issue is expected to be discussed at the September 11, 2007 EITF meeting. Early adoption of C21 is not permitted.

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(U.S. dollars and shares in thousands, except per share information)

If the Company had recorded such instruments as derivatives, it would have reported a gain of approximately $118 and $119 for the three and six month periods ended June 30, 2007 and a loss of approximately $1,692 and $624 for the three and six month periods ended June 30, 2006. The Company calculated the amounts using the Black-Scholes option pricing model and used the following assumptions to value the instruments at June 30, 2007: 0% dividend rate, 76% volatility, the actual exercise price of each instrument, the stock price at June 30, 2007 and the Canadian risk free interest rate for the remaining life of the related warrants.

6.	Comprehensive Income

There were no differences between the net loss or accumulated other comprehensive income for the three and six month periods ended June 30, 2007 and 2006.

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

Interim Consolidated Balance Sheets - Canadian GAAP:

	June 30, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets	$20,967	$5,895
Other assets	402	440
Capital assets	296	293
License fee, net of accumulated amortization (3)	952	—
Acquired intellectual property rights, net of accumulated amortization (2)	9,052	9,956

Total assets	$31,669	$16,584

Liabilities:
Current liabilities	$1,483	$4,695
Other long-term liabilities	40	40
Deferred lease inducement	669	625
Future income taxes (2)	3,309	3,639

Total liabilities	5,501	8,999

Shareholders’ equity:
Common stock (4)	63,729	46,486
Contributed surplus (5)	34,860	26,751
Deficit accumulated during the development stage	(78,271)	(71,502)
Accumulated other comprehensive income	5,850	5,850

Total shareholders’ equity	26,168	7,585

Total liabilities and shareholders’ equity	$31,669	$16,584

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(U.S. dollars and shares in thousands, except per share information)

Consolidated Statement of Operations - Canadian GAAP (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss in accordance with U.S. GAAP	$(3,179)	$(3,854)	$(7,147)	$(7,031)
Adjustments to reconcile to Canadian GAAP:
License fee paid (3)	—	—	1,000	—
License fee amortization	(36)	—	(48)	—
Acquired intellectual property rights amortization (2)	(452)	(544)	(904)	(1,088)
Future income taxes - intellectual property (2)	165	199	330	398

Net and comprehensive loss in accordance with Canadian GAAP	$(3,502)	$(4,199)	$(6,769)	$(7,721)

Net and comprehensive loss per share of common stock, basic and diluted	$(0.03)	$(0.09)	$(0.06)	$(0.17)

Weighted-average number of shares of common stock outstanding, basic and diluted	126,830	47,145	104,722	44,899

Notes to the Interim Condensed Consolidated Financial Statements - Canadian GAAP (unaudited):

1.	Current accounting pronouncements

On January 1, 2007, the Company adopted the following standards: CICA Sections 3855 “Financial Instruments - Recognition and Measurements”, 3865 “Hedges” and 1530 “Comprehensive Income”. The sections require certain financial instruments and hedge positions to be recorded at their fair value. They also introduce the concept of comprehensive income and accumulated other comprehensive income.

CICA Section 3855 “Financial Instruments - Recognition and Measurements” establishes standards for recognizing and measuring financial assets, financial liabilities and non-financial derivatives. All financial instruments must be classified into defined categories. This classification determines how each instrument is measured and how gains and losses are recognized. In addition, the recommendations define derivatives and embedded derivatives which meet certain criteria.

CICA Section 3865 “Hedges” replaces AcG-13, “Hedging Relationships” and the guidance formerly in CICA Section 1650, “Foreign Currency translation.” The recommendations of this section are optional and are only required if the entity is applying hedge accounting. This section establishes standards for the accounting treatment of qualifying hedge relationships and the necessary disclosures. For fair value hedges, the periodic change in value is recognized in income, where the changes in values of the hedged items are also recorded. For a cash flow hedge, the change in value of the effective portion is recognized in “other comprehensive income”.

CICA Section 1530, “Comprehensive Income” introduces a statement of comprehensive income in the full set of interim and annual financial statements. Comprehensive income will present certain gains and losses outside net income.

The adoption of these standards was on a prospective basis with no retroactive restatement of prior periods and had no material impact on the consolidated financial statements. As at June 30, 2007, the Company’s accumulated other comprehensive income balance was $5,850.

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(U.S. dollars and shares in thousands, except per share information)

In April 2005, the Accounting Standards Board of the Institute of Chartered Accountants of Canada (“CICA”) issued “CICA 3855 - Financial Instruments - Recognition and Measurement” (“CICA 3855”). CICA 3855 prescribes when a financial asset, financial liability or non-financial derivative is to be recognized on the balance sheet and the measurement of such amount. It also specifies how financial instruments gains and losses are to be presented. The adoption of CICA 3855 did not result in any significant impact to the Company which continues to use fair value to measure financial instruments on the balance sheet date and to measure gains and losses on financial instruments in the statements of operations.

2.	Acquired intellectual property rights

Under U.S. GAAP, the cost of acquired technology is charged to expense as in-process research and development (“IPRD”) when acquired if the feasibility of such technology has not been established and no future alternative use exists. Canadian GAAP requires the capitalization and amortization of the costs of acquired technology. This difference decreases the net loss from operations under Canadian GAAP in the year the IPRD is acquired and reduces the net loss under Canadian GAAP in subsequent periods because there is no amortization expense.

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

3.	License fee

On March 1, 2007, the Company purchased of all of GSK’s remaining options to buy back eniluracil under our license agreement for a cash fee of $1,000. Under U.S. GAAP, the cost of the license fee paid to GSK was charged to expense since the feasibility of such technology has not been established and no future alternative use exists. Canadian GAAP requires the capitalization and amortization of the costs of such license fees.

The license fee is being amortized over the estimated useful life of seven years on a straight-line basis and as of June 30, 2007 the cost and accumulated amortization is as follows:

June 30, 2007
License fee	$1,000
Accumulated amortization	(48)

Net book value	$952

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

We operate in a highly competitive environment that involves significant risks and uncertainties, some of which are beyond our control. Our actual results, performance or achievements may be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other words of similar meaning are one way to identify such forward-looking statements. Forward-looking statements in this discussion include, but are not limited to, statements with respect to (i) our anticipated commencement dates, completion dates and results of clinical trials; (ii) our anticipated progress and costs of our clinical and preclinical research and development programs; (iii) our corporate and development strategies; (iv) our expected results of operations; (v) our anticipated levels of expenditures; (vi) our ability to protect our intellectual property; (vii) the anticipated applications and efficacy of our drug candidates; (viii) our ability to attract and retain key employees; (ix) our efforts to pursue collaborations with the government, industry groups or other companies; (x) the nature and scope of the potential markets for our drug candidates and (xi) our anticipated sources and uses of cash, cash equivalents and short-term investments. All statements, other than statements of historical fact, included in this discussion address activities, events or developments that we expect will occur in the future and are forward-looking statements. We include forward-looking statements because we believe it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including those discussed in this document in “Part II: Other Information-Item 1A. Risk Factors” and in our Annual Report on Form 20-F for the year ended December 31, 2006. Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements.

Drug development timelines and the associated operating expenses are variable and difficult to predict. Our future development timelines and costs will depend upon among other things, the results achieved in our ongoing drug development programs, the availability of necessary capital and the direction and approval from regulatory agencies. In some cases, management may be able to control the timing of some expenses by accelerating or decelerating preclinical and clinical activities. Accordingly, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as a measure of future financial performance. Our actual results may differ materially from the expectations of investors and market analysts. In such an event, the prevailing market price of our common stock may be materially adversely affected.

Overview

We are a biopharmaceutical company focused on cancer therapeutics with preclinical and clinical product candidates. Our clinical product portfolio includes:

•

Eniluracil a dihydropyrimidine dehydrogenase (“DPD”) inhibitor that we are developing to enhance the therapeutic value and effectiveness of 5-FU, one of the world’s most widely used oncology agents. 5-FU is currently used as first or second-line therapy for a variety of cancers, including colorectal, breast, gastric, head and neck, ovarian, and basal cell cancer of the skin, among others. We have an ongoing Phase I clinical trial combing eniluracil and 5-FU to establish the maximum tolerated dose of our proprietary combination. We licensed eniluracil from GlaxoSmithKline (“GSK”) in July 2005.

•

ADH-1 a molecularly targeted anti-cancer drug that selectively targets N-cadherin present on certain tumor cells and the established blood vessels that supply tumors. We have initiated a clinical program with ADH-1 in combination with four different chemotherapy agents and commenced a Phase I clinical study combining ADH-1 with melphalan for the treatment of melanoma. The patient enrollment in single-agent Phase Ib/II and Phase II clinical studies in Europe and North America was completed in December 2006. We licensed ADH-1 from McGill University (“McGill”) in February 2001.

•

STS a chemoprotectant that has been shown in Phase I and Phase II clinical studies conducted by investigators at Oregon Health & Science University (“OHSU”) to reduce the disabling loss of hearing in patients, both adults and children, treated with platinum-based anti-cancer agents. In 2006, we executed an agreement with the International Childhood Liver Tumour Strategy Group (known as SIOPEL), a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, for the conduct of a randomized study of STS in reducing hearing loss in children treated with platinum-based chemotherapies. Under the terms of the agreement, SIOPEL will conduct and fund the clinical activity and we will provide the drug and drug distribution for the study. We also continue to work with the U.S. Children’s Oncology Group (“COG”) to initiate a randomized U.S. clinical trial with STS in children. We licensed STS from OHSU in September 2002.

Our preclinical portfolio includes: (i) novel peptides and small chemical molecule successors to ADH-1; (ii) peptides and small molecules targeting the cadherin-mediated metastatic spread of some cancers; and (iii) peptides that combine both angiolytic and anti-angiogenic properties. We have synthesized small chemical molecules and peptide antagonists and agonists for a wide array of cadherin adhesion molecules, with drug candidates available to move into future clinical development, particularly in the following areas:

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

In addition to our current development efforts, we continue to pursue collaborations with other pharmaceutical companies, governmental agencies, academic and/or corporate collaborators with respect to these and other cadherin agonist and antagonist molecules. Our drug discovery and development efforts are supported by more than 40 issued U.S. patents and various issued and pending patents worldwide that we either own or have exclusively licensed.

We have not received any revenues to date through the sale of our products and do not expect to have significant revenues until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, milestone payments, royalties, up-front payments or other revenue. As of June 30, 2007, our deficit accumulated during development stage was approximately $78.2 million.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the potential commercialization of our product candidates. Research and development (“R&D”) expenses, which include expenses associated with salaries for research and development personnel, stock-based compensation, the purchase of in-process research and development, drug synthesis and manufacturing to support clinical programs, consulting fees, clinical trial costs, sponsored research costs, toxicology studies, license fees, milestone payments relating to research and development agreements, and other fees and costs related to the development of product candidates, will be dependent on the results of our drug development efforts. General and administration (“G&A”) expenses include expenses associated with the compensation of employees, stock-based compensation relating to G&A activities, professional fees, insurance and other administrative matters associated with our facilities in the Research Triangle Park, N.C. (“RTP”) in support of our drug development programs.

$25.0 Million Public Offering

On February 21, 2007, we completed the sale of equity securities for gross proceeds of $25.0 million. We issued 75.8 million units at a price of $0.33 per unit providing net proceeds of $23.2 million after deducting broker fees and other offering expenses. Each unit sold consisted of one common share and one-half of a common share purchase warrant. The offering included an aggregate of 75.8 million shares of common stock, 37.9 million investor warrants and 6.6 million broker warrants to acquire additional shares of our common stock. Each whole investor warrant entitles the holder to acquire one additional share of our common stock at an exercise price of $0.40 per share for a period of three years. Each whole broker warrant entitles the holder to acquire one unit (the same as the units sold to investors) at an exercise price of $0.33 per unit for a period of two years.

During the quarter ended June 30, 2007, we received gross proceeds of $0.7 million from the exercise of warrants and issued 2.1 million shares of common stock and 1.0 million additional warrants which entitle the holder to acquire one additional share of our common stock at an exercise price of $0.40 per share and which expire on February 21, 2010. The warrants exercised during the quarter included 0.1 million investor warrants with an exercise price of $0.40 per share and 2.0 million broker warrants with an exercise price of $0.33 per unit

Results of Operations

Net Loss and Cash Flow from Operations

Three Months Ended June 30, 2007 and 2006

The net loss for the three month period ended June 30, 2007 was $3.2 million, as compared to $3.9 million for the same period in 2006. This decrease was primarily due to a delay in certain studies in our eniluracil development program pending the outcome of our ongoing Phase I clinical study. In addition, we had reduced R&D expenditures associated with the completion of patient enrollment in our ADH-1 Phase Ib/II and Phase II clinical studies at the end of 2006, resulting in lower R&D expenditures during the three month period ended June 30, 2007 as compared to the same period in 2006. Lower R&D expenditures were partially offset by increased expense due to the initiation of our Phase I combination trial of ADH-1 with regional melphalan for the treatment of melanoma.

Our G&A expense increased in the three month period ended June 30, 2007, as compared to 2006. This increase is due to higher stock-based compensation expense incurred during the three month period ended June 30, 2007 due to the issuance of 7.3 million stock options during the second quarter of 2007.

Six Months Ended June 30, 2007 and 2006

The net loss for the six month period ended June 30, 2007 totaled $7.1 million, as compared to $7.0 million for the same period in 2006. The increase in 2007 is primarily due to higher stock-based compensation expense and our purchase of GSK’s remaining buy-back options for eniluracil, partially offset by lower staff compensation expense due to a reduction in headcount during 2007.

Cash used in operating activities for the six month period ended June 30, 2007 totaled $8.9 million or approximately $1.5 million per month, as compared to approximately $6.9 million or $1.1 million per month for the same period in 2006. The increase is primarily due to the payment of $1.0 million associated with our purchase of GSK’s remaining buy-back options for eniluracil in March 2007.

Research and Development Expense

Three Months Ended June 30, 2007 and 2006

R&D expense for the three month period ended June 30, 2007 totaled $2.6 million, as compared to $3.3 million during the same period in 2006. This decrease was due to delays in certain clinical trials in our eniluracil development program. We expect R&D expenditures in our eniluracil program to increase during the second half of 2007 once ongoing Phase I clinical trials are complete. In addition, R&D expenditures are lower in the first half of 2007 due to our completion of patient enrollment in our single agent ADH-1 Phase I/IIb and Phase II clinical studies in December 2006. We expect R&D expense to increase in future quarters as we advance our clinical program with ADH-1 and eniluracil during the second half of 2007.

R&D expense included non-cash stock-based compensation expense of $0.6 million and $0.1 million in the three month periods ended June 30, 2007 and 2006, respectively.

Six Months Ended June 30, 2007 and 2006

R&D expense totaled $5.8 million for the six month period ended June 30, 2007 and 2006. R&D expenditures for ADH-1 and eniluracil were less in the first half of 2007 as compared to the first half of 2006, offset by higher stock-based compensation incurred in 2007, as compared to 2006. We expect to increase eniluracil expenditures when we complete the ongoing Phase I study to determine the maximum tolerated dose with eniluracil and 5-FU. We also expect to increase expenditures relating to ADH-1 as we advance our clinical program combining ADH-1 with four different chemotherapy agents and continue enrollment in our Phase I clinical study combining ADH-1 with melphalan for the treatment of melanoma.

R&D expense also included non-cash stock-based compensation expense of $0.6 million and $0.1 million in the six month periods ended June 30, 2007 and 2006, respectively.

With improved liquidity from our $25.0 million offering completed on February 21, 2007, we expect R&D expenses to increase in future periods due to the continued expansion and advancement of our clinical and preclinical programs. Our future development programs will also be dependent upon the results and interpretation of the data from our ongoing clinical studies.

General and Administration Expense

Three Months Ended June 30, 2007 and 2006

G&A expense for the three month period ended June 30, 2007 totaled $0.8 million, as compared to $0.7 million for the same period in 2006. The increase in G&A expense was due to higher stock-based compensation expense in the three month period ended June 30, 2007, as compared to the same period in 2006.

Six Months Ended June 30, 2007 and 2006

G&A expense for the six month period ended June 30, 2007 totaled $1.8 million, as compared to $1.5 million for the same period in 2006. The increase was primarily due to higher stock-based compensation expense in the six month period ended June 30, 2007, as compared to the same period in 2006. Our G&A stock-based compensation totaled $0.8 million in the six month period ended June 30, 2007 and $0.2 million during the same period in 2006.

We expect G&A expenses to increase in future periods due to the loss of our foreign private issuer status in the U.S. in February 2007, which will result in additional expense in order to comply with U.S. securities laws.

Interest Income

Interest income for the three months ended June 30, 2007 and 2006 totaled $0.3 million and $0.1 million, respectively. The increase was due to higher interest rate yields and cash balances in 2007, as compared to 2006.

Interest income for the six months ended June 30, 2007 and 2006 totaled $0.4 million and $0.3 million, respectively. The increase was due to higher interest rate yields and cash balances in 2007 as compared to 2006.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through June 30, 2007, as prepared under U.S. GAAP (dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
September 30, 2005	$(3,719)	$(0.09)
December 31, 2005	$(4,149)	$(0.10)
March 31, 2006	$(3,177)	$(0.07)
June 30, 2006	$(3,854)	$(0.08)
September 30, 2006	$(4,648)	$(0.09)
December 31, 2006	$(4,761)	$(0.09)
March 31, 2007	$(3,968)	$(0.05)
June 30, 2007	$(3,179)	$(0.03)

Liquidity and Capital Resources

We have financed our operations since inception on September 3, 1996 through the sale of equity and debt securities and have raised gross proceeds totaling approximately $86.0 million through June 30, 2007. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $78.2 million as of June 30, 2007. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals, and/or establish collaborations that provide us with licensing fees, royalties, milestone payments or up-front payments.

The net cash flow used in operating activities for the six month period ended June 30, 2007 totaled $8.9 million or an average of approximately $1.5 million per month, as compared to $6.9 million for the same period in 2006 or an average of approximately $1.1 million per month. This increase is due to the eniluracil license fee paid to GSK which totaled $1.0 million and increased payments to vendors during the first part of 2007 from our improved liquidity as a result of our $25.0 million offering completed on February 21, 2007. The offering of equity securities resulted in net proceeds of $23.2 million after deducting broker fees and other offering expenses.

During the three month period ended June 30, 2007, we received gross proceeds of $0.7 million and issued 2.1 million shares of common stock relating to the exercise of warrants associated with our February 2007 equity offering of $25.0 million. In addition, we also issued an additional 1.0 million investor warrants which entitle the holder to acquire one additional share of Adherex common stock at an exercise price of $0.40 per share and expire on February 21, 2010.

As of June 30, 2007, our consolidated cash and cash equivalents were $20.7 million, as compared to $5.7 million at December 31, 2006. This increase was due to the net proceeds from the February 2007 offering less expenditures for the advancement of our R&D portfolio and expenditures for general corporate operations. Working capital was approximately $19.5 million at June 30, 2007 and $1.2 million at December 31, 2006.

We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements into the fourth quarter of 2008. Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; our drug substance requirements to support clinical programs; our ability to enter into collaborations that provide us with funding, up-front payments, milestone or other payments; changes in the focus, direction, or costs of our research and development programs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; establishment of marketing and sales capabilities; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

To finance our operations beyond the fourth quarter of 2008, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. There can be no assurance that we will be able to raise the necessary capital or that such funding will be available on favorable terms or at all.

Through June 30, 2007, we have received $1.6 million of research tax credits including potential research tax credit receivables of $0.1 million and $0.2 million in other government grants.

Financial Instruments

At June 30, 2007 and December 31, 2006, we held cash and cash equivalents and did not hold any short-term investments or other financial instruments.

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

Investments with original maturities at date of purchase beyond three months, and which mature at or less than twelve months from the balance sheet date, are classified as current. Investments are carried at the fair value with unrealized gains and losses included in accumulated other comprehensive income.

Interest income from our cash and cash equivalents during the three month periods ended June 30, 2007 and 2006 were $0.3 million and $0.1 million, respectively. Interest income for the six month period ended June 30, 2007 and 2006 was $0.4 million and $0.3 million, respectively.

Off-Balance Sheet Arrangements

Since our inception, we have not had any material off-balance sheet arrangements.

Contractual Obligations

Since our inception, inflation has not had a material effect on our operations. We had no material commitments for capital expenses as of June 30, 2007.

The following table represents our contractual obligations and commitments at December 31, 2006 (in thousands of U.S. dollars) as there were no material changes during the six month period ended June 30, 2007:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Englert Lease (1)	$111	$229	$89	$—	$429
Maplewood Lease (2)	223	733	778	268	2,002
McGill License (3)	311	725	493	—	1,529
OHSU License (4)	—	—	—	—	—
GSK (4)	—	—	—	—	—

Total	$645	$1,687	$1,360	$268	$3,960

(1)	In April 2004, we entered into a lease for our facilities in RTP. Amounts shown assume the maximum amounts due under the lease. This facility has now been subleased to another company that is responsible for payments until June 30, 2008; however, in the event of their default Adherex would become responsible for the obligation. In addition, Adherex is contractually obligated under the lease until August 31, 2010.

(2)	In August 2005, we entered into a lease for new office and laboratory facilities in RTP. Amounts shown assume the maximum amounts due under the lease. We received lease and capital inducements to enter into the lease, including a 50 percent discount for the first 24 months of the 84-month lease term and capital inducements with a fair market value of $0.5 million.

(3)	Research obligations shown. Royalty payments, which are contingent on sales, are not included.

(4)	Royalty and milestone payments that we may be required to pay, which are contingent on sales or progress of clinical trials, are not included.

On March 31, 2007 we purchased from GSK all of their remaining buy-back options under our Development and License Agreement for $1.0 million. Under the terms of this agreement, if we file an NDA with the FDA, we will be required to pay a development milestone of $5.0 million to GSK. Depending upon whether the NDA is approved by the FDA and whether eniluracil becomes a commercial success, we may be required to pay up to an additional $70.0 million in development and sales milestones for the initially approved indication, plus double-digit royalties based on annual net sales. If we pursue other indications, we may be required to pay up to an additional $15 million to GSK per FDA-approved indication.

On December 8, 2006, we terminated our license agreement with Rutgers for mesna and as a result, we are no longer developing mesna nor responsible for the payment of any milestones, royalties or other associated costs to Rutgers.

In connection with the License Agreement with OHSU, we are required to pay specified amounts in the event that we complete certain Adherex-initiated clinical trials. In the near-term, a milestone payment to OHSU of up to $0.5 million may be required if we complete a planned randomized clinical trial with STS, which has not yet commenced. There can be no assurance that we will commence or complete that clinical trial when anticipated, if at all.

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

Research and development expenses totaled $2.6 million and $3.3 million for the three month periods ended June 30, 2007 and 2006, respectively, and $5.8 million for both six month periods ended June 30, 2007 and 2006.

ADH-1 is a small peptide molecule that selectively targets N-cadherin, a protein present on certain tumor cells and the established blood vessels that supply tumors. ADH-1 is currently in a clinical program in a combination clinical program with three separate chemotherapy agents (docetaxel, capecitabine or carboplatin). We expect this ADH-1 combination trial to complete patient enrollment in the second half of 2007. We completed patient enrollment in our single-agent Phase Ib/II and Phase II clinical studies in December 2006. Given the levels of synergy noted in our preclinical combination models, we currently do not have plans to initiate further single-agent clinical trials with ADH-1 and intend to focus our limited resources on our ongoing combination programs with chemotherapy and the combination of systemic ADH-1 with regional melphalan (isolated limb infusion) for the treatment of melanoma. We also expect the ADH-1 and regional melphalan trial to complete patient enrollment in the second half of 2007. We incurred $2.7 million of internal and external expense for ADH-1 during the six month period ended June 30, 2007 and $1.4 million for the three month period ended June 30, 2007.

Eniluracil, which we licensed from GSK in July 2005, is a DPD inhibitor that was previously under development by GSK for the treatment of cancer. Eniluracil is being developed to enhance the therapeutic value and effectiveness of 5-FU, on of the world’s most widely-used oncology agents. The U.S. Phase I clinical trial of eniluracil in combination with 5-FU has required additional dose cohorts due to substantially higher doses of 5-FU than initially anticipated. Further dose escalations will be required to determine the maximum tolerated dose (“MTD”) of 5-FU in combination with eniluracil. We expect this U.S. Phase I trial to complete patient enrollment in the second half of 2007. We plan to commence a Phase II clinical trial in breast cancer once the MTD has been determined. The ongoing Asian Phase I/II clinical trial of eniluracil in combination with 5-FU in hepatocellular (liver) cancer was recently amended to permit a more rapid dose escalation based upon the results of the ongoing U.S. Phase I trial. We now expect to complete enrollment in the Phase I portion of this Asian trial by the end of 2007. During the six month period ended June 30,

2007, we incurred $1.8 million of internal and external expenditures for eniluracil, primarily related to the commencement of our Phase I clinical program. We incurred $1.0 million of internal and external expenditures during the three month period ended June 30, 2007.

STS is a chemoprotectant that has been shown in Phase I and Phase II clinical studies conducted by investigators at OHSU to reduce the loss of hearing in patients, both adults and children, treated with platinum-based chemotherapy agents. In 2006, we entered into an agreement with SIOPEL, a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, for the conduct of a randomized trial of STS. We are awaiting final regulatory approvals and expect this trial is to begin in the second half of 2007. We also continue to work with the U.S. Children’s Oncology Group to initiate a randomized trial in the U.S. with STS in children. During the six month period ended June 30, 2007, we incurred $0.2 million of internal and external expenditures relating to STS. We incurred $0.1 million of internal and external expenditures during the three month period ended June 30, 2007.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP and Canadian GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. These estimates are based on assumptions and judgments that may be affected by commercial, economic and other factors. Actual results could differ from these estimates.

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. We use the Black-Scholes option-pricing model and will recognize compensation expense on a straight-line basis over the vesting periods of our option awards. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. We estimate volatility based on peer group companies with similar operations and our own historical volatility. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates. For stock options granted to non-employees, we have recognized compensation expense in accordance with the requirements of SFAS No. 123 “Accounting for Stock-based Compensation,” or SFAS 123. SFAS 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

Outstanding Share Information

The outstanding share data for the Company as of June 30, 2007 is as follows (in thousands):

June 30, 2007
Common shares	128,227
Warrants	56,292
Stock options	13,007

Total	197,526

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

Interest Rate Sensitivity

We are subject to interest rate risk on our cash, cash equivalents and investment portfolio. We maintain an investment portfolio consisting of U.S. or Canadian obligations and bank securities, commercial paper of U.S. or Canadian industrial companies, utilities, financial institutions and consumer loan companies, and securities of foreign banks provided the obligations are guaranteed or carry ratings appropriate to our investment policy. Securities must have a minimum Dun & Bradstreet rating of A for bonds or R1 low for commercial paper. The investment policy also provides for investment limits on concentrations of securities by issuer and maximum-weighted average time to maturity of twelve months. This investment policy applies to all of our financial resources.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct clinical development activities in Canada, the United Kingdom (“UK”), Europe and the Pacific Rim. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research and license obligations payable to McGill. At June 30, 2007, we held approximately $1.6 million in Canadian dollars. We monitor the commitments in euros, British pounds, and Pacific Rim currencies and may utilize derivatives in the future to minimize our foreign currency risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

An investment in our common stock involves a significant risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than currently expected. There are a number of important factors that could cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements in this report. These factors include, without limitation, the risk factors listed below and other factors presented throughout this report and any other documents filed by us with the SEC.

Risks Related to Our Business

We will need to raise substantial additional funds in the future to continue our operations.

We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements into the fourth quarter of 2008. Our projections of our capital requirements through 2008 and beyond, however, are subject to substantial uncertainty. Our current and future working capital requirements may change depending upon numerous factors, including: results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; our drug substance requirements to support clinical programs; our ability to enter into collaborations that provide us with funding, up-front payments, milestone or other payments; changes in the focus, direction, or costs of our research and development programs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; the establishment of marketing and sales capabilities; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and our commercialization activities, if any. Any such change could mean additional capital may be required earlier than the fourth quarter of 2008 or more capital thereafter may be required than we had anticipated. To finance our operations beyond the fourth quarter of 2008, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. We might not be able to raise the necessary capital or such funding may not be available on favorable terms or at all.

We have a history of significant losses and have had no revenues to date through the sale of our products. If we do not generate significant revenues, we will not achieve profitability.

To date, we have been engaged primarily in research and development activities. We have had no revenues to date through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, milestone payments, royalties, up-front payments or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We have experienced net losses of approximately $7.2 million for the six month period ended June 30, 2007, $16.4 million for the fiscal year ended December 31, 2006 and $13.9 million the fiscal year ended December 31, 2005. As of June 30, 2007, we had an accumulated deficit of approximately $78.2 million. We anticipate incurring substantial additional losses over the next several years due to the need to expend substantial amounts on our continuing clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of early development and testing. Our ability to attain profitability will depend upon our ability to develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

Our product candidates are at an early stage of development. Due to the long, expensive and unpredictable drug development process, we might not ever successfully develop and commercialize any of our product candidates.

In order to achieve profitable operations, we, alone or in collaboration with others, must successfully develop, manufacture, introduce and market our product candidates. The time necessary to achieve market success for any individual product is long and uncertain. Our product candidates and research programs are in the early stage of clinical development and require significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our product candidates, we are subject to risks of failure that are inherent in the development of therapeutic products and procedures based on innovative technologies. For example, our product candidates might be ineffective; as eniluracil was in earlier clinical trials conducted by GSK, or toxic, or otherwise might fail to receive necessary regulatory clearances. The results of preclinical and initial clinical trials are not necessarily predictive of future results. Our product candidates might not be economical to manufacture or market or might not achieve market acceptance. In addition, third parties might hold proprietary rights that preclude us from marketing our product candidates or others might market superior or equivalent products.

We must conduct human clinical trials to assess our product candidates. If these trials are delayed or are unsuccessful, our development costs will significantly increase and our business prospects will suffer.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate, through preclinical studies with animals and clinical trials with humans, that our product candidates are safe and effective for use in each target indication. To date, we have performed only limited clinical trials, and we have only done so with some of our product candidates. Much of our testing has been conducted on animals or on human cells in the laboratory, and the benefits of treatment seen in animals may not ultimately be obtained in human clinical trials. As a result, we will need to perform significant additional research and development and extensive preclinical and clinical testing prior to any application for commercial use. We may suffer significant setbacks in clinical trials, and the trials may demonstrate our product candidates to be unsafe or ineffective. We may also encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials, which would increase our development costs and harm our financial results and commercial prospects. Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, including significant delays with the trial planned with COG for sodium thiosulfate (“STS”) as discussed in more detail below under the heading “The Children’s Oncology Group and the International Childhood Liver Tumour Strategy Group may not conduct clinical trials with STS as planned,” and we may experience significant delays in the future. If patients are unwilling to participate in our trials because of competitive clinical trials for similar patient populations, perceived risk or any other reason, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. Other factors that may result in significant delays include obtaining regulatory or ethics review board approvals for proposed trials, reaching agreement on acceptable terms with prospective clinical trial sites, and obtaining sufficient quantities of drug for use in the clinical trials. Such delays could result in termination of the clinical trials altogether.

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

The success of our business strategy will be dependent on our ability to maintain current and enter into new collaborations with other industry participants that advance the development and clinical testing of, regulatory approval for and commercialization of our product candidates, as well as collaborations that provide us with funding, such as licensing fees, milestone payments, royalties, up-front payments or otherwise. We may not be successful in maintaining current collaborations or establishing any further collaborations and any collaborations we have or establish may not lead to the successful development of our product candidates.

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

The Children’s Oncology Group and the International Childhood Liver Tumour Strategy Group may not conduct clinical trials with STS as planned.

We intend to continue the development of STS as a hearing loss protectant for children undergoing platinum-based chemotherapy by collaborating with the International Childhood Liver Tumour Strategy Group (“SIOPEL”) in the conduct of a randomized study in approximately 100 children with liver cancer from participating centers in up to 30 countries and the COG in the conduct of a randomized clinical trial in the U.S. We have experienced significant delays in getting the COG trial fully approved and started. Such delays may prove to be costly for us, both in terms of additional clinical and drug product expenses as well as any effect such delays may have on the market price of our stock. We might not be able to commence or complete these planned clinical trials on schedule, or at all.

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

Our planned future growth will strain our management, human, operational, financial and other resources. As of June 30, 2007, we had 18 full-time employees. We also use contractors as needed, primarily within the clinical development function with approximately five (5) full time equivalents at June 30, 2007. In order to manage our future growth effectively, we will have to implement and improve operational, financial, manufacturing and management information systems and to expand, train, manage and motivate our employees. To the extent that we are unable to manage our growth effectively, we may not be able to successfully accomplish our business objectives.

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

We cannot assure you that any acquisition will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business. In addition, our future success would depend in part on our ability to assimilate acquired companies and their personnel effectively. We might not be able to make the combination of our business with that of acquired businesses or companies work or be successful. Furthermore, the development or expansion of our business or any acquired business or companies may require a substantial capital investment by us. We may not have the necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise the necessary funds by selling shares of our stock, which could dilute current stockholder’s ownership interest in our Company.

If we lose our key personnel or are unable to attract and retain personnel, we may be unable to effectively manage our business and successfully develop our product candidates.

Our success depends upon certain key personnel, in particular Dr. William P. Peters, our Chief Executive Officer and Chairman of the Board, the loss of whose services might significantly delay or prevent the achievement of our scientific or business objectives. Although we have an employment agreement with Dr. Peters through March 2010, and with each of our key personnel, we cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of any key personnel, or the inability to hire and retain qualified employees, could negatively affect our ability to manage our business. We do not currently carry key person life insurance.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From November 12, 2004 to August 8, 2007, the trading price of our stock fluctuated from a high closing price of CAD$2.09 per share to a low closing price of CAD$0.255 per share on the TSX, and from a high closing price of $1.71 per share to a low closing price of $0.20 per share on the AMEX. Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

Sale or issuance of a substantial number of our common shares in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. As of June 30, 2007 we had outstanding warrants to purchase approximately 8.0 million of our common shares at exercise prices ranging from CAD$2.05 to CAD$2.15 per share, and outstanding warrants to purchase approximately 48.3 million of our common shares at exercise prices ranging from $0.33 to $1.75. In addition, as of June 30, 2007, there were approximately 13.0 million common shares issuable upon the exercise of stock options granted by us of which approximately 3.0 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$2.15 per common share and approximately 10.0 million denominated in U.S. dollars and had a weighted average exercise price of $0.66 per common share. We may also issue further warrants as part of any future financings as well as the additional 8.0 million common shares currently remaining available for issuance under our stock option plan. On March 23, 2007, the Board of Directors approved an increase to the options authorized for issuance under the stock option plan from 5.6 million to 20.0 million options (excluding 0.7 million previously granted to the Chief Executive Officer and approved outside the stock option plan by shareholders). On April 27, 2007, the shareholders also approved this increase at the Company’s Annual and Special Meeting of Shareholders.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On April 27, 2007, the Company held its Annual and Special Meeting of Shareholders for the purpose of voting on:

(i) The election of the following slate of directors to the Board of Directors to serve until the next Annual Meeting of Shareholders of the Company or until such person’s successor is duly elected or appointed. The slate included: Dr. William P. Peters, Dr. Donald W. Kufe, Mr. Michael Martin, Dr. Fred H. Mermelstein, Dr. Peter Morand, Dr. Robin J. Norris, Dr. Arthur T. Porter, Mr. Claudio F. Bussandri, Mr. William G. Breen and Mr. Robert W. Butts.

	For	Against or Withheld	Abstained	Broker Non-Votes
Election of Directors	79,114,052	1,337,179	N/A	N/A

(ii) Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2007:

	For	Against or Withheld	Abstained	Broker Non-Votes
PricewaterhouseCoopers LLP	80,430,516	20,715	N/A	N/A

(iii) Amendments to the Company’s Stock Option Plan (the “Plan”) to (1) increase the maximum number of Common Shares issuable from 5,600,000 to 20,000,000; (2) amend the Plan such that, should the expiry date of any vested stock options fall on, or within nine (9) trading days immediately following, a black-out period, the expiry date of such a vested stock option will automatically be the date that is ten (10) trading days from the date of the relevant black-out period ends; and (3) amend the Plan to allow the Board of Directors to alter, amend or discontinue the Plan, from time to time and at any time, provided that no such amendment or termination could, without the consent of a participant, impair the participant’s rights or increase the participant’s obligations under the Plan:

	For	Against or Withheld	Abstained	Broker Non-Votes
Stock Option Plan Amendments	60,054,644	2,420,126	N/A	N/A

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: August 10, 2007	By:	/s/ William P. Peters
William P. Peters
Chairman & Chief Executive Officer
(principal executive officer)

Date: August 10, 2007	By:	/s/ James A. Klein, Jr.
James A. Klein, Jr.
Chief Financial Officer
(principal financial and chief accounting officer)