Form 10-Q
period 2007-09-30
ADHEREX TECHNOLOGIES INC
filed 2007-11-09
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32295

ADHEREX TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Its Charter)

Canada	20-0442384
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

4620 Creekstone Drive, Suite 200 Research Triangle Park Durham, North Carolina	27703
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 8, 2007, there were 128,226,787 shares of Adherex Technologies Inc. no par value common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,307	$5,665
Cash pledged as collateral	55	53
Short-term investments	5,039	—
Accounts receivable	59	32
Investment tax credits recoverable	147	71
Prepaid expense	149	41
Other current assets	28	33

Total current assets	18,784	5,895

Property and equipment	294	293
Leasehold improvements	382	440

Total assets	$19,460	$6,628

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$541	$2,074
Accrued liabilities	1,568	2,621

Total current liabilities	2,109	4,695

Other long-term liabilities	40	40
Deferred lease inducement	681	625

Total liabilities	2,830	5,360

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; unlimited shares authorized; 128,227 and 50,382 shares issued and outstanding, respectively	63,805	46,524
Additional paid-in capital	32,983	24,523
Deficit accumulated during development stage	(81,371)	(71,022)
Accumulated other comprehensive income	1,213	1,243

Total shareholders’ equity	16,630	1,268

Total liabilities and shareholders’ equity	$19,460	$6,628

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative From September 3, 1996 to September 30, 2007
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,490	4,096	8,293	9,924	51,227
In-process R&D	—	—	—	—	13,094
General and administrative	966	673	2,717	2,131	19,415

Total operating expenses	3,456	4,769	11,010	12,055	83,736

Loss from operations	(3,456)	(4,769)	(11,010)	(12,055)	(83,736)

Settlement with Cadherin Biomedical Inc.	—	—	—	—	(1,283)
Other income (expense):
Interest expense	—	(1)	—	(3)	(19)
Interest income	254	122	661	379	2,292
Other income	—	—	—	—	98

Total other income and expense, net	254	121	661	376	2,371

Net loss	$(3,202)	$(4,648)	$(10,349)	$(11,679)	$(82,648)

Basic and diluted net loss per common share	$(0.02)	$(0.09)	$(0.09)	$(0.25)

Weighted-average common shares used in computing basic and diluted net loss per common share	128,227	50,382	112,643	46,747

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative From September 3, 1996 to September 30, 2007
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cash flows from (used in) operating activities:
Net loss	$(3,202)	$(4,648)	$(10,349)	$(11,679)	$(82,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	32	57	69	1,215
Amortization of leasehold improvements	32	40	114	123	140
Stock-based compensation—employees	385	147	1,789	431	4,280
Stock-based compensation—consultants	4	—	37	—	602
Non-cash Cadherin Biomedical Inc. litigation	—	—	—	—	1,187
Unrealized foreign currency loss	—	—	—	—	9
Non-cash severance	—	—	—	—	168
In-process R&D	—	—	—	—	13,094
Changes in operating assets and liabilities	546	1,116	(2,792)	866	1,323

Net cash used in operating activities	(2,211)	(3,313)	(11,144)	(10,190)	(60,630)

Cash flows from investing activities:
Purchase of property and equipment	(22)	—	(58)	(5)	(1,409)
Disposal of capital assets	—	—	—	—	115
Cash (pledged) released as collateral	(2)	—	(2)	—	188
Restricted cash	—	—	—	—	(207)
Purchase of short term investments	(5,069)	—	(5,069)	—	(27,217)
Redemption of short-term investments	—	—	—	1,175	22,791
Investment in Cadherin Biomedical Inc.	—	—	—	—	(166)
Acquired intellectual property rights	—	—	—	—	(640)

Net cash (used) provided in investing activities	(5,093)	—	(5,129)	1,170	(6,545)

Cash flows from financing activities:
Conversion of long term debt to equity	—	—	—	—	68
Long term debt repayment	—	—	—	—	(65)
Capital lease repayments	—	—	—	—	(8)
Net proceeds of commons stock issuance	—	—	23,915	6,096	76,687
Registration expense	—	—	—	—	(465)
Proceeds from convertible note	—	—	—	—	3,017
Other liability repayments	—	—	—	(13)	(87)
Stock issuance costs	—	(2)	—	(57)	(544)
Proceeds from security deposits received	—	—	—	28	28
Proceeds from exercise of stock options	—	—	—	—	51

Net cash (used) provided in financing activities	—	(2)	23,915	6,054	78,682

Effect of exchange rate on cash and cash equivalents	—	—	—	—	1,800

Net change in cash and cash equivalents	(7,304)	(3,315)	7,642	(2,966)	13,307
Cash and cash equivalents—Beginning of period	20,611	12,265	5,665	11,916	—

Cash and cash equivalents—End of period	$13,307	$8,950	$13,307	$8,950	$13,307

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

U.S. dollars and shares in thousands, except per share information

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
	Number	Amount
Balance at June 30, 1996	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	1,600	—	—	—	—	—	—
Net loss	—	—	—	—	—	(39)	(39)

Balance at June 30, 1997	1,600	—	—	—	—	(39)	(39)
Net loss	—	—	—	—	—	(412)	(412)

Balance at June 30, 1998	1,600	—	—	—	—	(451)	(451)
Exchange of Adherex Inc. shares for Adherex Technologies Inc. shares	(1,600)	—	—	—	—	—	—
Issuance of common stock	4,311	1,615	—	—	—	—	1,615
Cumulative translation adjustment	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(959)	(959)

Balance at June 30, 1999	4,311	1,615	—	—	—	(1,410)	205
Issuance of common stock	283	793	—	—	—	—	793
Issuance of equity rights	—	—	—	171	—	—	171
Issuance of special warrants	—	—	—	255	—	—	255
Settlement of advances:
Issuance of common stock	280	175	—	—	—	—	175
Cancellation of common stock	(120)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,605)	(1,605)

Balance at June 30, 2000	4,754	2,583	—	426	—	(3,015)	(6)
Issuance of common stock:
Initial public offering	1,333	5,689	—	—	—	—	5,689
Other	88	341	—	—	—	—	341
US GAAP adjustment—cheap stock IPO	—	38	—	—	—	(37)	1
Issuance of special warrants	—	—	—	1,722	—	—	1,722
Conversion of special warrants	547	1,977	—	(1,977)	—	—	—
Issuance of Series A special warrants	—	—	—	4,335	—	—	4,335
Conversion of Series A special warrants	1,248	4,335	—	(4,335)	—	—	—
Conversion of equity rights	62	171	—	(171)	—	—	—
Cumulative translation adjustment	—	—	—	—	218	—	218
Net loss	—	—	—	—	—	(2,507)	(2,507)

Balance at June 30, 2001	8,032	15,134	—	—	218	(5,559)	9,793
Cumulative translation adjustment	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(3,732)	(3,732)

Balance at June 30, 2002	8,032	15,134	—	—	230	(9,291)	6,073

(continued on next page)

(The accompanying notes are an integral part of these financial statements)

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

U.S. dollars and shares in thousands, except per share information

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
	Number	Amount
Balance at June 30, 2002	8,032	15,134	—	—	230	(9,291)	6,073
Stated capital reduction	—	(9,489)	—	9,489	—	—	—
Common stock issued for Oxiquant acquisition	8,032	11,077	—	543	—	—	11,620
Exercise of stock options	5	4	—	—	—	—	4
Distribution to shareholders	—	—	—	—	—	(158)	(158)
Stock options issued to non-employees	—	—	—	4	—	—	4
Equity component of June convertible notes	—	—	—	1,058	—	—	1,058
Financing warrants	—	—	—	53	—	—	53
Cumulative translation adjustment	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	(17,795)	(17,795)

Balance at June 30, 2003	16,069	16,726	—	11,147	70	(27,244)	699
Stock options issued to consultants	—	—	—	148	—	—	148
Repricing of warrants related to financing	—	—	—	18	—	—	18
Equity component of December convertible notes	—	—	—	1,124	—	—	1,124
US GAAP adjustment convertible notes	—	—	—	859	—	(1)	858
Financing warrants	—	—	—	54	—	—	54
Conversion of June convertible notes	1,728	1,216	—	(93)	—	—	1,123
Conversion of December convertible notes	1,085	569	—	(398)	—	—	171
Non-redeemable preferred stock	—	—	1,045	—	—	—	1,045
December private placement	11,522	8,053	—	5,777	—	—	13,830
May private placement	4,669	6,356	—	2,118	—	—	8,474
Exercise of stock options	18	23	—	—	—	—	23
Amalgamation of 2037357 Ontario Inc.	800	660	(1,045)	363	—	—	(22)
Cumulative translation adjustment	—	—	—	—	(219)	—	(219)
Net loss	—	—	—	—	—	(6,872)	(6,872)

Balance at June 30, 2004	35,891	33,603	—	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	—	—	—	39	—	—	39
Stock options issued to employees	—	—	—	604	—	—	604
Retroactive adjustment for stock-based compensation	—	—	—	1,686	—	(1,686)	—
US GAAP adjustment stock compensation	—	—	—	(1,686)	—	1,686	—
Cost related to SEC registration	—	(493)	—	—	—	—	(493)
Acquisition of Cadherin Biomedical Inc.	644	1,252	—	—	—	—	1,252
Cumulative translation adjustment	—	—	—	—	1,392	—	1,392
Net loss – six months ended December 31, 2004	—	—	—	—	—	(6,594)	(6,594)

Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654

(continued on next page)

(The accompanying notes are an integral part of these financial statements)

Adherex Technologies Inc.

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

U.S. dollars and shares in thousands, except per share information

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
	Number	Amount
Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654
Cost related to financing	—	(141)	—	—	—	—	(141)
Exercise of stock options	15	25	—	—	—	—	25
Stock options issued to consultants	—	—	—	275	—	—	275
Stock options issued to employees	—	—	—	1,402	—	—	1,402
US GAAP adjustment stock compensation	—	—	—	(1,402)	—	—	(1,402)
July private placement	6,079	8,134	—	—	—	—	8,134
Financing warrants	—	(1,074)	—	1,074	—	—	—
Net loss	—	—	—	—	—	(13,871)	(13,871)

Balance at December 31, 2005	42,629	41,306	—	23,109	1,243	(54,582)	11,076
Stock options issued to consultants	—	—	—	101	—	—	101
Stock options issued to employees	—	—	—	491	—	—	491
May private placement	7,753	5,218	—	822	—	—	6,040
Net loss	—	—	—	—	—	(16,440)	(16,440)

Balance at December 31, 2006	50,382	46,524	—	24,523	1,243	(71,022)	1,268
Stock options issued to employees	—	—	—	163	—	—	163
Financing	75,759	25,000	—	—	—	—	25,000
Warrants	—	(6,503)	—	6,503	—	—	—
Stock issuance costs	—	(1,763)	—	—	—	—	(1,763)
Net loss for three months ended March 31, 2007	—	—	—	—	—	(3,968)	(3,968)

Balance at March 31, 2007—unaudited	126,141	63,258	—	31,189	1,243	(74,990)	20,700
Stock options issued to employees	—	—	—	1,241	—	—	1,241
Stock options issued to consultants	—	—	—	33	—	—	33
Exercise of warrants	2,086	563	—	131	—	—	694
Stock issuance costs	—	(16)	—	—	—	—	(16)
Net loss for three months ended June 30, 2007	—	—	—	—	—	(3,179)	(3,179)

Balance at June 30, 2007—unaudited	128,227	63,805	—	32,594	1,243	(78,169)	19,473
Unrealized loss on investments	—	—	—	—	(30)	—	(30)
Stock options issued to employees	—	—	—	385	—	—	385
Stock options issued to consultants	—	—	—	4	—	—	4
Net loss for three months ended September 30, 2007	—	—	—	—	—	(3,202)	(3,202)

Balance at September 30, 2007—unaudited	128,227	$63,805	$—	$32,983	$1,213	$(81,371)	$16,630

(The accompanying notes are an integral part of these financial statements)

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(U.S. dollars and shares in thousands, except per share information)

1.	Nature of Operations

Adherex Technologies Inc. (“Adherex”), incorporated under the Canada Business Corporations Act (“CBCA”), together with its wholly-owned Delaware subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc. and wholly-owned Canadian subsidiary, Cadherin Biomedical Inc. (“CBI”), collectively referred to herein as the “Company,” is a development stage biopharmaceutical company with a portfolio of cancer product candidates under development.

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

The preparation of these unaudited interim condensed consolidated financial statements also conform in all material respects with generally accepted accounting principles in Canada (“Canadian GAAP”) except as described in Note 6 in the unaudited condensed consolidated financial statements.

Effective January 1, 2007, the Company changed its primary basis of accounting to U.S. GAAP from Canadian GAAP. The Company made the change to U.S. GAAP to comply with U.S. securities law as a result of the Company’s loss of its foreign private issuer status with the SEC.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these unaudited interim condensed consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. No other adjustments were required.

Investments

The Company invests in high-credit quality investments in accordance with its investment policy. Investments consist primarily of money market and mutual fund investments, United States government obligations and mortgage-backed securities. The Company classifies investments with original maturities at the date of purchase greater than three months which mature at or less than twelve months as current. The Company classifies investments with a maturity date at the date of purchase greater than twelve months as long-term. Investments are classified as available-for-sale and are carried at the fair value with unrealized gains and losses recognized in other comprehensive income.

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. The Company recognizes these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally three years.

Research and development

Research and development expenses include all direct costs and indirect development costs related to the development of the Company’s portfolio of product candidates. These expenses include salaries for research and

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(U.S. dollars and shares in thousands, except per share information)

development personnel, purchase of in-process research and development, drug synthesis and manufacturing to support clinical programs, consulting fees, clinical trial costs, sponsored research costs, toxicology studies, up-front license fees, milestone payments relating to research and development agreements, and other fees and costs related to the development of product candidates. These costs have been charged to operating expense as incurred. License and milestone payments to the Company’s licensors are recognized when the underlying requirement is met.

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

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of the cumulative translation adjustment associated with the Company’s change in its functional currency to the U.S. dollar and the unrealized gains and losses associated with the Company’s investments in marketable securities.

3.	Recent Accounting Pronouncements

At September 30, 2007 and December 31, 2006, the Company had warrants to purchase common stock that were denominated in both U.S. and Canadian dollars, which results in the Company having warrants outstanding that are denominated outside its U.S. dollar functional currency.

The SEC and the Financial Accounting Standards Board (“FASB”) have issued recent interpretations for U.S. GAAP that suggest warrants with exercise prices denominated in a different currency from the entity’s functional currency cannot be classified as equity. As a result, these instruments would be treated as derivatives and recorded as liabilities which are carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations.

In August 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. The Issue Summary discusses the merits of various accounting treatments related to this issue but does not provide any definitive guidance. The EITF considers Issue 07-5 an open issue subject to further discussion at future meetings.

If the Company had recorded such instruments as derivatives, it would have reported a loss of approximately $165 and $1,783 for the three months ended September 30, 2007 and 2006, respectively and a loss of approximately $45 and $9,375 for the nine months ended September 30, 2007 and 2006, respectively. The Company calculated the amounts using the Black-Scholes option pricing model and used the following assumptions to value the instruments at September 30, 2007: 0% dividend rate; 76% volatility; the actual exercise price of each instrument; the stock price at September 30, 2007 and the Canadian risk free interest rate for the remaining life of the related warrants.

In June 2007, the EITF issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”), which provides guidance for up-front payments related to goods and services of research and development costs. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 07-3 on its financial statements. The Company does not anticipate a material impact on operating results or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option are required to recognize changes in fair value in earnings. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its financial statements. If elected by the Company, SFAS No. 159 would be effective as of January 1, 2008.

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

A maximum of 20,000 options (not including 700 options previously issued to the Chief Executive Officer and specifically approved by the shareholders) are authorized for issuance under the plan. The option exercise price for all options issued under the plan is the fair value of the underlying shares on the date of grant. The stock option plan, as amended, allows the issuance of U.S. and Canadian dollar denominated grants.

The Company recognizes stock compensation expense on a straight-line basis over the requisite service period of the award, which is generally three years. During the three months ended September 30, 2007 and 2006 the Company recognized total compensation expense of $389 and $147, respectively. During the nine months ended September 30, 2007 and 2006 the Company recognized total compensation expense of $1,826 and $431, respectively.

Stock-based compensation valuation assumptions

The Company uses the Black-Scholes option pricing model with the following assumptions to value stock-based compensation for the three and nine months ended September 30, 2007 and 2006. The Company did not grant any options for the nine months ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected dividend	0%	—	0%	—
Risk-free interest rate	4.60%	—	4.75%	—
Expected volatility	80.0%	—	77.1%	—
Expected life of options in years	7	—	7	—
Weighted average fair value of grants	$0.30	—	$0.43	—

Stock option activity

The following is a summary of option activity for the nine months ended September 30, 2007 for stock options denominated in Canadian dollars:

	Number of Options	Weighted-average Price
Outstanding at December 31, 2006	3,402	CAD$	2.42
Granted	—		—
Exercised	—		—
Forfeited	(47)	CAD$	2.03
Expired	(389)	CAD$	4.30

Outstanding at September 30, 2007	2,966	CAD$	2.18

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(U.S. dollars and shares in thousands, except per share information)

The following is a summary of option activity for the nine months ended September 30, 2007 for stock options denominated in U.S. dollars:

	Number of Options	Weighted-average Price
Outstanding at December 31, 2006	1,878	$0.99
Granted	8,569	$0.58
Exercised	—	—
Forfeited	(96)	$0.91
Expired	(167)	$0.35

Outstanding at September 30, 2007	10,184	$0.65

5.	Stockholders’ Equity

Warrants to purchase common stock

The Company has primarily financed its operations through the sale of equity and debt securities that have been denominated in both U.S. and Canadian dollars.

At September 30, 2007, the Company had the following warrants to purchase common stock outstanding priced in Canadian dollars with a weighted average exercise price of CAD $2.15 and a weighted average remaining life of 1.16 years:

Warrant Description	Number Outstanding at September 30, 2007	Exercise Price In Canadian Dollars		Expiration Date
Agent warrants	170	CAD$	2.05	November 20, 2007
Convertible notes warrants	271	CAD$	2.15	December 3, 2007
Investor warrants	7,567	CAD$	2.15	December 19, 2008

	8,008

At September 30, 2007, the Company had the following warrants to purchase common stock outstanding priced in U.S. dollars with a weighted average exercise price of $0.47 and a weighted average remaining life of 2.23 years:

Warrant Description	Number Outstanding at September 30, 2007	Exercise Price In U.S. Dollars	Expiration Date
Agent warrants	465	$0.97	May 7, 2008
Investor warrants	1,824	$1.75	July 20, 2008
Broker warrants	4,818	$0.33	February 21, 2009
Investor warrants	38,794	$0.40	February 21, 2010
Investor warrants	2,326	$0.97	May 7, 2010

	48,227

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(U.S. dollars and shares in thousands, except per share information)

6.	Canadian Generally Accepted Accounting Principles

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which conforms in all material respect to Canadian GAAP, except for the differences noted below and as more fully described in Note 19 in the Company’s annual audited consolidated financial statements included in its Annual Report on Form 20-F for the year ended December 31, 2006. There are no differences in reported cash flow for the periods presented between U.S. and Canadian GAAP.

Interim Consolidated Balance Sheets—Canadian GAAP:

	September 30, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets	$18,784	$5,895
Other assets	382	440
Capital assets	294	293
License fee, net of accumulated amortization (3)	916	—
Acquired intellectual property rights, net of accumulated amortization (2)	8,600	9,956

Total assets	$28,976	$16,584

Liabilities:
Current liabilities	$2,109	$4,695
Other long-term liabilities	40	40
Deferred lease inducement	681	625
Future income taxes (2)	3,144	3,639

Total liabilities	5,974	8,999

Shareholders’ equity:
Common stock (4)	63,729	46,486
Contributed surplus (5)	35,249	26,751
Deficit accumulated during the development stage	(81,796)	(71,502)
Accumulated other comprehensive income	5,820	5,850

Total shareholders’ equity	23,002	7,585

Total liabilities and shareholders’ equity	$28,976	$16,584

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(U.S. dollars and shares in thousands, except per share information)

Consolidated Statement of Operations—Canadian GAAP (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss in accordance with U.S. GAAP	$(3,202)	$(4,648)	$(10,349)	$(11,679)
Adjustments to reconcile to Canadian GAAP:
License fee paid (3)	—	—	1,000	—
License fee amortization	(36)	—	(84)	—
Acquired intellectual property rights amortization (2)	(452)	(544)	(1,356)	(1,632)
Future income taxes—intellectual property (2)	165	199	495	597

Net and comprehensive loss in accordance with Canadian GAAP	$(3,525)	$(4,993)	$(10,294)	$(12,714)

Net and comprehensive loss per share of common stock, basic and diluted	$(0.03)	$(0.10)	$(0.09)	$(0.27)

Weighted-average number of shares of common stock outstanding, basic and diluted	128,227	50,382	112,643	46,747

Notes to the Interim Condensed Consolidated Financial Statements—Canadian GAAP (unaudited):

1.	Current accounting pronouncements

On January 1, 2007, the Company adopted the following standards: CICA Sections 3855 “Financial Instruments—Recognition and Measurements”; 3865 “Hedges”; and 1530 “Comprehensive Income”. These sections require certain financial instruments and hedge positions to be recorded at their fair value. They also introduce the concept of comprehensive income and accumulated other comprehensive income.

CICA Section 3855 “Financial Instruments—Recognition and Measurements” establishes standards for recognizing and measuring financial assets, financial liabilities and non-financial derivatives. All financial instruments must be classified into defined categories. This classification determines how each instrument is measured and how gains and losses are recognized. In addition, the recommendations define derivatives and embedded derivatives which meet certain criteria.

CICA Section 3865 “Hedges” replaces AcG-13, “Hedging Relationships” and the guidance formerly in CICA Section 1650, “Foreign Currency Translation”. The recommendations of this section are optional and are only required if the entity is applying hedge accounting. This section establishes standards for the accounting treatment of qualifying hedge relationships and the necessary disclosures. For fair value hedges, the periodic change in value is recognized in income, where the changes in values of the hedged items are also recorded. For a cash flow hedge, the change in value of the effective portion is recognized in “other comprehensive income”.

CICA Section 1530, “Comprehensive Income”, introduces a statement of comprehensive income in the full set of interim and annual financial statements. Comprehensive income will present certain gains and losses outside net income.

The adoption of these standards was on a prospective basis with no retroactive restatement of prior periods and had no material impact on the consolidated financial statements. As at September 30, 2007, the Company’s accumulated other comprehensive income balance was $5,820.

Adherex Technologies Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(U.S. dollars and shares in thousands, except per share information)

In April 2005, the Accounting Standards Board of the Institute of Chartered Accountants of Canada (“CICA”) issued “CICA 3855—Financial Instruments—Recognition and Measurement” (“CICA 3855”). CICA 3855 prescribes when a financial asset, financial liability or non-financial derivative is to be recognized on the balance sheet and the measurement of such amount. It also specifies how financial instruments gains and losses are to be presented. The adoption of CICA 3855 did not result in any significant impact to the Company, which continues to use fair value to measure financial instruments on the balance sheet date and to measure gains and losses on financial instruments in the statements of operations.

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

Under Canadian GAAP, a future tax liability is also recorded upon acquisition of the technology to reflect the tax effect of the difference between the carrying amount of the technology in the financial statements and the tax basis of these assets, which is nil. As the intellectual property is amortized, the future tax liability is also reduced to reflect the change in this temporary difference between the tax and accounting values of the assets. Under U.S. GAAP, because the technology is expensed immediately as IPRD, there is no difference between the tax basis and the financial statement carrying value of the assets and therefore no future tax liability exists.

3.	License fee

On March 1, 2007, the Company purchased of all of GlaxoSmithKline’s (“GSK”) remaining options to buy back eniluracil under our development and license agreement for a cash fee of $1,000. Under U.S. GAAP, the cost of the license fee paid to GSK was charged to expense as the feasibility of such technology had not been established and no future alternative use existed. Canadian GAAP requires the capitalization and amortization of the costs of such license fees.

The license fee is being amortized over the estimated useful life of seven years on a straight-line basis and as of September 30, 2007 the cost and accumulated amortization is as follows:

September 30, 2007
License fee	$1,000
Accumulated amortization	(84)

Net book value	$916

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

Under Canadian GAAP, the proceeds from the issue of convertible notes and warrants are split into their relative component parts: debt; the option to convert the debt; and the detachable warrants. Under U.S. GAAP, these instruments are split between the debt and detachable warrant components.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with generally accounting principles within the United States (“U.S. GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. The preparation of these financial statements also conform in all material respects with generally accepted accounting principles in Canada (“Canadian GAAP”) except as described in Note 6 in the interim condensed consolidated financial statements and as more fully described in Note 19 in our annual consolidated financial statements contained in our Annual Report on Form 20-F for the year ended December 31, 2006. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

We operate in a highly competitive environment that involves significant risks and uncertainties, some of which are beyond our control. Our actual results, performance or achievements may be materially different from those expressed or implied by the forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other words of similar meaning are one way to identify such forward-looking statements. Forward-looking statements in this discussion include, but are not limited to, statements with respect to: (1) our anticipated commencement dates, completion dates and results of clinical trials; (2) our anticipated progress and costs of our clinical and preclinical research and development programs; (3) our corporate and development strategies; (4) our expected results of operations; (5) our anticipated levels of expenditures; (6) our ability to protect our intellectual property; (7) the anticipated applications and efficacy of our drug candidates; (8) our ability to attract and retain key employees; (9) our efforts to pursue collaborations with the government, industry groups or other companies; (10) the nature and scope of the potential markets for our drug candidates; and (11) our anticipated sources and uses of cash, cash equivalents and short-term investments. All statements, other than statements of historical fact, included in this discussion that address activities, events or developments that we expect will occur in the future are forward-looking statements. We include forward-looking statements because we believe it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including those discussed in this document in “Part II: Other Information-Item 1A. Risk Factors” and in our Annual Report on Form 20-F for the year ended December 31, 2006. Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements.

Drug development timelines and the associated operating expenses are variable and difficult to predict. Our future development timelines and costs will depend upon among other things, the results achieved in our ongoing drug development programs, the availability of necessary capital, and direction and approval from regulatory agencies. In some cases, management may be able to control the timing of some expenses by accelerating or decelerating preclinical and clinical activities. Accordingly, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as a measure of future financial performance. Our actual results may differ materially from the expectations of investors and market analysts. In such an event, the prevailing market price of our common stock may be materially adversely affected.

Overview

We are a biopharmaceutical company focused on cancer therapeutics with preclinical and clinical product candidates. Our clinical product portfolio includes:

•

Eniluracil, a dihydropyrimidine dehydrogenase (“DPD”) inhibitor that we are developing to enhance the therapeutic value and effectiveness of 5-fluorouracil (“5-FU”), one of the world’s most widely used oncology agents. 5-FU is currently used as first or second-line therapy for a variety of cancers, including colorectal, breast, gastric, head and neck, ovarian, and basal cell cancer of the skin, among others. We have two ongoing Phase I clinical trials combining eniluracil and 5-FU to establish the safety and tolerability of our proprietary combination. We licensed eniluracil from GlaxoSmithKline (“GSK”) in July 2005.

•

ADH-1, an anti-cancer drug that selectively targets N-cadherin present on certain tumor cells and the established blood vessels that supply tumors. We currently have two Phase I clinical studies ongoing, including a study using systemic ADH-1 in combination with three different systemic chemotherapy agents, and a study combining systemic ADH-1 with regional melphalan for the treatment of melanoma. In December 2006, we completed patient enrollment in our Phase Ib/II and Phase II single-agent ADH-1 clinical studies in Europe and North America. We licensed ADH-1 from McGill University (“McGill”) in February 2001.

•

STS, a chemoprotectant that has been shown in Phase I and Phase II clinical studies conducted by investigators at Oregon Health & Science University (“OHSU”) to reduce the disabling loss of hearing in patients treated with platinum-based anti-cancer agents. In 2006, we entered into an agreement with the International Childhood Liver Tumour Strategy Group, known as SIOPEL, a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, for the conduct of a Phase III clinical trial using STS to reduce hearing loss in children treated with platinum-based chemotherapies. On October 30, 2007, we announced that SIOPEL had launched the Phase III clinical trial and opened the study for patient enrollment in the United Kingdom (“UK”). The study is expected to enroll approximately 100 evaluable children with hepatoblastoma being treated with cisplatin in participating SIOPEL centers in up to 33 countries. Under the terms of the agreement, SIOPEL will conduct and fund the clinical activity and we will provide the drug and drug distribution for the study. We also continue to work with the Children’s Oncology Group (“COG”) to initiate a randomized trial of STS in pediatric patients in the United States (“U.S.”). We licensed STS from OHSU in September 2002.

Our preclinical portfolio includes: (1) novel peptides and small chemical molecule successors to ADH-1; (2) peptides and small molecules targeting the cadherin-mediated metastatic spread of some cancers; and (3) peptides that combine both angiolytic and anti-angiogenic properties. We have synthesized small chemical molecules and peptide antagonists and agonists for a wide array of cadherin adhesion molecules, with drug candidates available to move into future clinical development, particularly in the following areas:

•

Peptide N-cadherin antagonists. We have identified novel peptide molecules that differ in structure from ADH-1 and that have extended stability in plasma. These molecules offer the potential advantages of extended plasma half-life and enhanced potency compared to ADH-1.

•

Small molecule N-cadherin antagonists. We have identified a series of small chemical molecules that, in our preliminary studies, have displayed potent N-cadherin antagonism activity. Unlike ADH-1 and the other peptide N-cadherin antagonists, these molecules are not peptides and are smaller and simpler in structure. Compared to peptides, small chemical molecules are often active after oral administration, more stable and have different potency and toxicity profiles.

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

We have not received any revenues to date through the sale of our products and do not expect to have significant revenues until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, milestone payments, royalties, up-front payments or other revenue. As of September 30, 2007, our deficit accumulated during development stage was approximately $81.4 million.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the potential commercialization of our product candidates. Our research and development expenses, which include expenses associated with salaries for research and development personnel, stock-based compensation, the purchase of in-process research and development, drug synthesis and manufacturing to support clinical programs, consulting fees, clinical trial costs, sponsored research costs, toxicology studies, license fees, milestone payments relating to research and development agreements, and other fees and costs related to the development of product candidates, will depend on the results of our drug development efforts. Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation relating to G&A activities, professional fees, insurance and other administrative matters associated with our facilities in the Research Triangle Park, N.C. (“RTP”) in support of our drug development programs.

Results of Operations

Net Loss and Cash Flow from Operations

Three Months Ended September 30, 2007 and 2006

The net loss for the three months ended September 30, 2007 was $3.2 million, as compared to $4.6 million for the same period in 2006. The decrease in net loss for the three months ended September 30, 2007, as compared to the same period in 2006 is primarily due to lower R&D expense.

Cash used in operating activities for the three months ended September 30, 2007 totaled $2.2 million or approximately $0.7 million per month, as compared to approximately $3.3 million or $1.1 million per month for the same period in 2006. The decrease in cash used in operations for the three months ended September 30, 2007, as compared to the same period in 2006 is primarily due to lower clinical trial expense and the manufacture of ADH-1 drug supply.

Nine Months Ended September 30, 2007 and 2006

The net loss for the nine months ended September 30, 2007 totaled $10.3 million, as compared to $11.7 million for the same period in 2006. The decrease in 2007 is primarily due to lower R&D expense due to the delay in our ongoing Phase I clinical studies for eniluracil and lower staff levels due to a headcount reduction in early 2007. The decrease is partially offset by higher stock-based compensation expense incurred during 2007 and the March 2007 payment of $1.0 million to GSK to purchase their remaining buy-back options for eniluracil.

Cash used in operating activities for the nine months ended September 30, 2007 totaled $11.1 million or approximately $1.2 million per month, as compared to approximately $10.2 million or approximately $1.1 million per month for the same period in 2006. Excluding the $1.0 million payment to GSK, the cash used in operations was generally consistent from year to year.

Research and Development Expense

Three Months Ended September 30, 2007 and 2006

R&D expense for the three months ended September 30, 2007 totaled $2.5 million, as compared to $4.1 million during the same period in 2006. This decrease was due to a delay in our ongoing Phase I eniluracil clinical studies, which have permitted higher doses of 5-FU to be administered and therefore required additional dose cohorts than initially anticipated. Despite the requirement of further dose escalations to determine the maximum tolerated dose (“MTD”) of 5-FU to be used with eniluracil, we continue to expect to complete patient enrollment in this trial by the end of 2007. Once the MTD is determined we expect R&D expenditures in our eniluracil program to increase over the next several quarters. During 2006, we also incurred higher drug manufacturing expenditures relating to ADH-1 as compared to the current year. We expect R&D expense in our ADH-1 program to increase in future quarters as we expand enrollment in our Phase I combination trial of ADH-1 with regional melphalan for the treatment of melanoma and continue our ADH-1 combination clinical program with three separate chemotherapy agents.

R&D expense included non-cash stock-based compensation expense of $0.2 million and $0.1 million in the three months ended September 30, 2007 and 2006, respectively.

Nine Months Ended September 30, 2007 and 2006

R&D expense for the nine months ended September 30, 2007 totaled $8.3 million, as compared to $9.9 million during the same period in 2006. This decrease was due to delays in certain clinical trials in our eniluracil development program and more drug manufacturing batches of ADH-1 produced in 2006 as compared to 2007. R&D expenditures for 2007 were offset by higher stock-based compensation as compared to 2006. We expect eniluracil expenditures to increase in the next several quarters once we complete the ongoing Phase I studies. We also expect expenditures relating to ADH-1 to increase in future periods as we advance our ADH-1 combination development program. While we expect

R&D expenses to increase in future periods, our future development programs will depend upon the results and interpretation of the data from our ongoing preclinical and clinical studies.

R&D expense also included non-cash stock-based compensation expense of $0.8 million and $0.2 million in the nine months ended September 30, 2007 and 2006, respectively.

General and Administration Expense

Three Months Ended September 30, 2007 and 2006

G&A expense for the three months ended September 30, 2007 totaled $1.0 million as compared to $0.7 million for the same period in 2006. The increase is primarily due to higher stock-based compensation expense in 2007 as compared to 2006.

G&A expense included non-cash stock-based compensation expense of $0.2 million and $0.1 million in the three month periods ended September 30, 2007 and 2006, respectively.

Nine Months Ended September 30, 2007 and 2006

G&A expense for the nine months ended September 30, 2007 totaled $2.7 million, as compared to $2.1 million for the same period in 2006. The increase was primarily due to higher stock-based compensation expense in the nine months ended September 30, 2007, as compared to the same period in 2006.

G&A stock-based compensation totaled $1.0 million in the nine month period ended September 30, 2007 and $0.2 million during the same period in 2006.

We expect G&A expenses to increase in future periods due to the loss of our foreign private issuer status in the U.S. in February 2007, which will result in additional expense in order to comply with U.S. securities laws.

Interest Income

Interest income for the three months ended September 30, 2007 and 2006 totaled $0.3 million and $0.1 million, respectively. Interest income for the nine months ended September 30, 2007 and 2006 totaled $0.7 million and $0.4 million, respectively. The increase was due to higher cash balances from the completion of our equity offering in February 2007 and higher interest rate yields in 2007, as compared to 2006.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through September 30, 2007, as prepared under U.S. GAAP (dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
December 31, 2005	$(4,149)	$(0.10)
March 31, 2006	$(3,177)	$(0.07)
June 30, 2006	$(3,854)	$(0.08)
September 30, 2006	$(4,648)	$(0.09)
December 31, 2006	$(4,761)	$(0.09)
March 31, 2007	$(3,968)	$(0.05)
June 30, 2007	$(3,179)	$(0.03)
September 30, 2007	$(3,202)	$(0.02)

Liquidity and Capital Resources

We have financed our operations since inception on September 3, 1996 through the sale of equity and debt securities and had raised gross proceeds totaling approximately $86.0 million through September 30, 2007. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $81.4 million as of September 30, 2007. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals, and/or establish collaborations that provide us with licensing fees, royalties, milestone payments or up-front payments.

The net cash flow used in operating activities for the nine months ended September 30, 2007 totaled $11.1 million or an average of approximately $1.2 million per month, as compared to $10.2 million for the same period in 2006 or an average of approximately $1.1 million per month. This increase is due to the eniluracil license fee paid to GSK which totaled $1.0 million and increased payments to vendors during the first part of 2007 from our improved liquidity as a result of our $25.0 million offering completed on February 21, 2007. The offering of equity securities resulted in net proceeds of $23.2 million after deducting broker fees and other offering expenses.

We have received gross proceeds of $0.7 million and issued 2.1 million shares of common stock pursuant to the exercise of warrants associated with our February 2007 equity offering.

Through September 30, 2007, we have received $1.6 million of research tax credits including potential research tax credit receivables of $0.1 million and $0.2 million in other government grants.

As of September 30, 2007, our consolidated cash, cash equivalents and short-term investments were $18.4 million, as compared to $5.7 million at December 31, 2006. This increase was due to the net proceeds from the February 2007 offering less expenditures for the advancement of our R&D portfolio and for general corporate operations. Working capital was approximately $16.7 million at September 30, 2007 as compared to $1.2 million at December 31, 2006.

We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements through November 2008. Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; our drug substance requirements to support clinical programs; our ability to enter into collaborations that provide us with funding, up-front payments, milestone or other payments; changes in the focus, direction, or costs of our research and development programs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; establishment of marketing and sales capabilities; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

To finance our operations beyond November 2008, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. There can be no assurance that we will be able to raise the necessary capital or that such funding will be available on favorable terms or at all.

Financial Instruments

At September 30, 2007 we held cash and cash equivalents of $13.3 million and short-term investments of $5.0 million.

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

We classify investments with original maturities at the date of purchase greater than three months which mature at or less than twelve months as current. We carry investments at the fair value with unrealized gains and losses included in accumulated other comprehensive income.

Off-Balance Sheet Arrangements

Since our inception, we have not had any material off-balance sheet arrangements.

Contractual Obligations

Since our inception, inflation has not had a material effect on our operations. We had no material commitments for capital expenses as of September 30, 2007.

The following table represents our contractual obligations and commitments at December 31, 2006 (in thousands of U.S. dollars) as there were no material changes during the nine month period ended September 30, 2007:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Englert Lease (1)	$111	$229	$89	$—	$429
Maplewood Lease (2)	223	733	778	268	2,002
McGill License (3)	311	725	493	—	1,529
OHSU License (4)	—	—	—	—	—
GSK (4)	—	—	—	—	—

Total	$645	$1,687	$1,360	$268	$3,960

(1)	In April 2004, we entered into a lease for facilities in RTP. Amounts shown assume the maximum amounts due under the lease. This facility has now been subleased to another company that is responsible for payments until June 30, 2008; however, in the event of their default Adherex would become responsible for the obligation. Adherex is contractually obligated under the lease until August 31, 2010.
(2)	In August 2005, we entered into a lease for new office and laboratory facilities in RTP. Amounts shown assume the maximum amounts due under the lease. We received lease and capital inducements to enter into the lease, including a 50 percent discount for the first 24 months of the 84-month lease term and capital inducements with a fair market value of $0.5 million.
(3)	Research obligations shown. Royalty payments, which are contingent on sales, are not included.
(4)	Royalty and milestone payments that we may be required to pay, which are contingent on sales or progress of clinical trials, are not included.

On March 31, 2007 we purchased from GSK all of their remaining eniluracil buy-back options under our Development and License Agreement for $1.0 million. Under the terms of this agreement, if we file a New Drug Application (“NDA”) with the Food and Drug Administration (“FDA”), we will be required to pay a development milestone of $5.0 million to GSK. Depending upon whether the NDA is approved by the FDA and whether eniluracil becomes a commercial success, we might be required to pay up to an additional $70.0 million in development and sales milestones for the initially approved indication, plus double-digit royalties based on annual net sales. We are also required to pay up to $15.0 million to GSK for each FDA-approved indication.

In connection with the STS license agreement with OHSU, we are required to pay specified amounts in the event that we complete certain Adherex-initiated clinical trials. For example, upon the completion of the recently commenced Phase III clinical trial with SIOPEL, we may become responsible for a payment to OHSU of up to $0.5 million.

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

Research and development expenses totaled $2.5 million and $4.1 million for the three months ended September 30, 2007 and 2006, respectively, and $8.3 million and $9.9 million for nine months ended September 30, 2007 and 2006, respectively.

ADH-1 is a small peptide molecule that selectively targets N-cadherin, a protein present on certain tumor cells and the established blood vessels that supply tumors. ADH-1 is currently in a Phase I clinical program in a combination with three separate chemotherapy agents (docetaxel, capecitabine or carboplatin). Two of the three planned ADH-1 dose escalations have been completed with each of the drug combinations and we expect this ADH-1 combination trial to complete patient enrollment by the end of 2007. In addition, we continue to accrue patients in our Phase I clinical trial of systemic ADH-1 in combination with regional melphalan for the treatment of melanoma. This clinical trial has also completed the first two ADH-1 dose escalations and we expect patient enrollment to be completed by the end of 2007. We completed patient enrollment in our single-agent Phase Ib/II and Phase II clinical studies of ADH-1 in December 2006. Given the levels of synergy noted in our preclinical and early clinical program, we currently do not have any plans to initiate further single-agent clinical trials with ADH-1 and intend to focus our limited resources on our ongoing combination programs. We incurred $3.9 million of internal and external expense for ADH-1 during the nine month period ended September 30, 2007 and $1.3 million for the three month period ended September 30, 2007.

Eniluracil, which we licensed from GSK in July 2005, is a DPD inhibitor that was previously under development by GSK for the treatment of cancer. Eniluracil is being developed to enhance the therapeutic value and effectiveness of 5-FU, one of the world’s most widely-used oncology agents. The ongoing Phase I clinical trials of eniluracil in combination with 5-FU have required more dose cohorts than initially anticipated. Further dose escalations have been required to determine the maximum tolerated dose (“MTD”) of 5-FU in combination with eniluracil. We continue to expect the U.S. Phase I trial to complete patient enrollment by the end of 2007. We plan to commence a randomized, Phase II clinical trial in breast cancer once the MTD has been determined. The ongoing Asian Phase I/II clinical trial of eniluracil in combination with 5-FU in hepatocellular (liver) cancer is being amended to permit a more rapid dose escalation based upon the results of the ongoing U.S. Phase I trial. During the nine month period ended September 30, 2007, we incurred $3.8 million of internal and external expenditures (including the $1.0 million payment to GSK) for eniluracil, primarily related to the commencement of our Phase I clinical program. We incurred $1.0 million of internal and external expenditures during the three month period ended September 30, 2007.

STS is a chemoprotectant that has been shown in Phase I and Phase II clinical studies conducted by investigators at OHSU to reduce the loss of hearing in patients, both adults and children, treated with platinum-based chemotherapy agents. In 2006, we entered into an agreement with SIOPEL, a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, for the conduct of a randomized trial of STS. Under the terms of the agreement, SIOPEL will conduct and fund the clinical activity and we will provide the drug and drug distribution for the study. On October 30, 2007, we announced that SIOPEL had launched the Phase III trial and opened the study for patient enrollment in the UK. The study is expected to enroll approximately 100 evaluable children with hepatoblastoma at participating SIOPEL centers in up to 33 countries. Patients will be randomized to receive either cisplatin alone, a platinum-based drug associated with frequent hearing loss used to treat hepatoblastoma, or cisplatin plus STS. The study, which will be coordinated through the Children’s Cancer and Leukaemia Group (CCLG) in the UK, will compare the level of hearing loss (ototoxicity) associated with cisplatin alone versus the combination of cisplatin plus STS, as well as the safety, tolerability and anti-tumor activity in both arms of the study. We also continue to work with the Children’s Oncology Group (“COG”) to initiate a randomized trial of STS in pediatric patients in the U.S. During the nine month period ended September 30, 2007, we incurred $0.4 million of internal and external expenditures relating to STS. We incurred $0.2 million of internal and external expenditures during the three month period ended September 30, 2007.

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. We use the Black-Scholes option-pricing model and recognize compensation expense on a straight-line basis over the vesting periods of our option awards. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. We estimate volatility based on peer group companies with similar operations and our own historical volatility. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates. For stock options granted to non-employees, we have recognized compensation expense in accordance with the requirements of SFAS No. 123 “Accounting for Stock-based Compensation,” (“SFAS 123”). SFAS 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

Outstanding Share Information

The outstanding share data for the Company as of September 30, 2007 is as follows (in thousands):

September 30, 2007
Common shares	128,227
Warrants	56,235
Stock options	13,150

Total	197,612

Canadian Accounting Principles

We present our consolidated financial results in accordance with U.S. GAAP. Significant differences exist between U.S. and Canadian GAAP and are presented in Note 6 in the unaudited interim condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”), which provides guidance for up-front payments related to goods and services of research and development costs. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF 07-3 on its financial statements but do not anticipate a material impact.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. We are currently evaluating the impact, if any, of SFAS 159 on our financial statements. If we elect SFAS 159, it would be effective as of January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently evaluating the impact of adopting this statement. If we elect SFAS 157, it would be effective as of January 1, 2008.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct clinical development activities in Canada, the United Kingdom (“UK”), Europe and the Pacific Rim. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research and license obligations payable to McGill. At September 30, 2007, we held approximately $1.7 million (U.S. dollar equivalent) in Canadian dollars. We monitor the commitments in Euros, British pounds, and Pacific Rim currencies and may utilize derivatives in the future to minimize our foreign currency risks.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

An investment in our common stock involves a significant risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than currently expected. There are a number of important factors that could cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements in this report. These factors include, without limitation, the risk factors listed below and other factors presented throughout this report and any other documents filed by us with the SEC, including without limitation our Annual Report on Form 20-F for the year ended December 30, 2006.

Risks Related to Our Business

We will need to raise substantial additional funds in the future to continue our operations.

We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements through November 2008. Our projections of our capital requirements through 2008 and beyond, however are subject to substantial uncertainty. Our current and future working capital requirements may change depending upon numerous factors, including: results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; our drug substance requirements to support clinical programs; our ability to enter into collaborations that provide us with funding, up-front payments, milestone or other payments; changes in the focus, direction, or costs of our research and development programs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; the establishment of marketing and sales capabilities; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and our commercialization activities, if any. Any such change could mean additional capital may be required earlier than November 2008 or more capital thereafter may be required than we had anticipated. To finance our operations beyond November 2008, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. We might not be able to raise the necessary capital or such funding may not be available on favorable terms or at all.

We have a history of significant losses and have had no revenues to date through the sale of our products. If we do not generate significant revenues, we will not achieve profitability.

To date, we have been engaged primarily in research and development activities. We have had no revenues to date through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, milestone payments, royalties, up-front payments or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We have experienced net losses of approximately $10.3 million for the nine months ended September 30, 2007, $16.4 million for the fiscal year ended December 31, 2006 and $13.9 million the fiscal year ended December 31, 2005. As of September 30, 2007, we had an accumulated deficit of approximately $81.4 million. We anticipate incurring substantial additional losses over the next several years due to the need to expend substantial amounts on our continuing clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of early development and testing. Our ability to attain profitability will depend upon our ability to develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

Our product candidates are at an early stage of development. Due to the long, expensive and unpredictable drug development process, we might not ever successfully develop and commercialize any of our product candidates.

In order to achieve profitable operations, we, alone or in collaboration with others, must successfully develop, manufacture, introduce and market our product candidates. The time necessary to achieve market success for any individual product is long and uncertain. Our product candidates and research programs are in the early stage of clinical development and require significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our product candidates, we are subject to risks of failure that are inherent in the development of therapeutic products and procedures based on innovative technologies. For example, our product candidates might be ineffective as eniluracil was in earlier clinical trials conducted by GSK, or toxic, or otherwise might fail to receive necessary regulatory clearances. The results of preclinical and initial clinical trials are not necessarily predictive of future results. Our product candidates might not be economical to manufacture or market or might not achieve market acceptance. In addition, third parties might hold proprietary rights that preclude us from marketing our product candidates or others might market superior or equivalent products.

We must conduct human clinical trials to assess our product candidates. If these trials are delayed or are unsuccessful, our development costs will significantly increase and our business prospects will suffer.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate, through preclinical studies with animals and clinical trials with humans, that our product candidates are safe and effective for use in each target indication. To date, we have performed only limited clinical trials, and we have only done so with some of our product candidates. Much of our testing has been conducted on animals or on human cells in the laboratory, and the benefits of treatment seen in animals may not ultimately be obtained in human clinical trials. As a result, we will need to perform significant additional research and development and extensive preclinical and clinical testing prior to any application for commercial use. We may suffer significant setbacks in clinical trials, and the trials may demonstrate our product candidates to be unsafe or ineffective. We may also encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials, which would increase our development costs and harm our financial results and commercial prospects. Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, including significant delays with the trial planned with COG for STS as discussed in more detail below under the heading “The Children’s Oncology Group and the International Childhood Liver Tumour Strategy Group may not conduct or complete clinical trials with STS as planned,” and we may experience significant delays in the future. If patients are unwilling to participate in our trials because of competitive clinical trials for similar patient populations, perceived risk or any other reason, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. Other factors that may result in significant delays include obtaining regulatory or ethics review board approvals for proposed trials, reaching agreement on acceptable terms with prospective clinical trial sites, and obtaining sufficient quantities of drug for use in the clinical trials. Such delays could result in termination of the clinical trials altogether.

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

The Children’s Oncology Group and the International Childhood Liver Tumour Strategy Group may not conduct or complete clinical trials with STS as planned.

We are developing STS as a hearing loss protectant for children undergoing platinum-based chemotherapy by collaborating with the International Childhood Liver Tumour Strategy Group (“SIOPEL”) in the conduct of a Phase III study in approximately 100 evaluable children with liver cancer from participating SIOPEL centers in up to 33 countries. We also continue to work with COG on the conduct of a randomized clinical trial of STS in the U.S. We have experienced significant delays in getting the COG trial fully approved and started. Such delays may prove to be costly for us, both in terms of additional clinical and drug product expenses as well as any effect such delays may have on the market price of our stock. We might not be able to commence or complete any of these planned or ongoing clinical trials on schedule, or at all.

We do not presently have the financial or human resources to complete Phase III trials for our lead product candidates.

We do not presently have the financial or human resources internally to complete Phase III trials for either of our lead product candidates, ADH-1 and eniluracil. We therefore intend to seek a licensing or funding partner for the further development of one or both of these products. If a partner for one or both of these technologies is not found, we may not be able to further advance these products. If a partner is found, the financial terms that they propose may not be acceptable to the Company.

As we expand the size of our organization, we may experience difficulties in effectively managing our growth, which could adversely impact our business.

Our planned future growth will strain our management, human, operational, financial and other resources. As of September 30, 2007, we had 19 full-time employees. We also use contractors as needed, primarily within the clinical development function with approximately five (5) full time equivalents at September 30, 2007. In order to manage our future growth effectively, we will have to implement and improve operational, financial, manufacturing and management information systems and to expand, train, manage and motivate our employees. To the extent that we are unable to manage our growth effectively, we may not be able to successfully accomplish our business objectives.

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

We have no experience manufacturing products and do not currently have the resources to manufacture any products that we may develop. We currently have agreements with contract manufacturers for clinical supplies of ADH-1, STS, eniluracil and 5-FU, including drug substance providers and drug product suppliers, but they might not perform as agreed in the future or may terminate our agreement with them before the end of the required term. Significant additional time and expense would be required to effect a transition to a new contract manufacturer.

We plan to continue to rely on contract manufacturers for the foreseeable future to produce quantities of products and substances necessary for research and development, preclinical trials, human clinical trials and product commercialization, and to perform their obligations in a timely manner and in accordance with applicable government regulations. If we develop any products with commercial potential, we will need to develop the facilities to independently manufacture such products or secure arrangements with third parties to manufacture them. We may not be able to independently develop manufacturing capabilities or obtain favorable terms for the manufacture of our products. While we intend to contract for the commercial manufacture of our product candidates, we may not be able to identify and qualify contractors or obtain favorable contracting terms. We or our contract manufacturers may also fail to meet required manufacturing standards, which could result in delays or failures in product delivery, increased costs, injury or death to patients, product recalls or withdrawals and other problems that could significantly hurt our business. We intend to maintain a second source for back-up commercial manufacturing, wherever feasible. However, if a replacement to our future internal or contract manufacturers were required, the ability to establish second-sourcing or find a replacement manufacturer may be difficult due to the lead times generally required to manufacture drugs and the need for the FDA compliance inspections and approvals of any replacement manufacturer, all of which factors could result in production delays and additional commercialization costs. Such lead times would vary based on the situation, but might be 12 months or longer.

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

The biotechnology and pharmaceutical industry, and in particular the field of cancer therapeutics where we focus, is very competitive. Many companies and research organizations are engaged in the research, development and testing of new cancer therapies or means of increasing the effectiveness of existing therapies, including, among many others, Abbott Laboratories, Amgen, Antisoma, Adventrix, AstraZeneca, Bayer, Bristol-Myers Squibb, EntreMed, Genentech, Merck & Co., NeoPharm, Novartis, Johnson & Johnson, OXiGENE, Peregrine Pharmaceuticals, Pfizer, Roche, Onyx, OSI Pharmaceuticals, Taiho and Sanofi-Aventis. Many of these companies have marketed drugs or are developing targeted cancer therapeutics which, depending upon the mechanism of action of such agents, could thus be competitors.

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

The use of our product candidates in clinical trials and for commercial applications, if any, may expose us to liability claims in the event that such product candidates cause injury or death or result in other adverse effects. These claims could be made by health care institutions, contract laboratories, subjects participating in our clinical studies, patients or others using our product candidates. In addition to liability claims, certain serious adverse events could require interruption, delay and/or discontinuation of a clinical trial and potentially prevent further development of the product candidate. We carry clinical trial insurance with a policy limit of $5.0 million, but the coverage may not be sufficient to protect us from legal expenses and liabilities we might incur. Litigation is very expensive, even if we are successful. In addition, our existing coverage may not be adequate if we further develop products, and future coverage may not be available in sufficient amounts or at reasonable cost. Adverse liability claims may also harm our ability to obtain or maintain regulatory approvals.

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

Any significant changes in the healthcare system in the United States, Canada or abroad would likely have a substantial impact on the manner in which we conduct business and could have a material adverse effect on our ability to raise capital and the viability of product commercialization.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From November 12, 2004 to November 8, 2007, the trading price of our stock fluctuated from a high closing price of CAD$2.09 per share to a low closing price of CAD$0.255 per share on the TSX, and from a high closing price of $1.71 per share to a low closing price of $0.20 per share on the AMEX. Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

Sale or issuance of a substantial number of our common shares in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. As of September 30, 2007 we had outstanding warrants to purchase approximately 8.0 million of our common shares at exercise prices ranging from CAD$2.05 to CAD$2.15 per share, and outstanding warrants to purchase approximately 48.2 million of our common shares at exercise prices ranging from $0.33 to $1.75. In addition, as of September 30, 2007, there were approximately

13.2 million common shares issuable upon the exercise of stock options granted by us of which approximately 3.0 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$2.18 per common share and approximately 10.2 million denominated in U.S. dollars and had a weighted average exercise price of $0.65 per common share. We may also issue further warrants as part of any future financings as well as the additional 7.5 million common shares currently remaining available for issuance under our stock option plan.

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

Our existing principal stockholders hold a substantial number of our Common Shares and may be able to exercise influence in matters requiring approval of stockholders.

As of September 30, 2007, our current 5% stockholders beneficially own approximately 60% of our Common Shares. In particular, Southpoint Capital Advisors LP owns or exercises control over 41.5 million Common Shares, representing approximately 32% of the issued and outstanding Common Shares and 42% beneficially owned (assuming full exercise of 20.8 million warrants issued to Southpoint Capital but no other outstanding warrants or options). In addition, Mr. Robert Butts is a Co-Founder and Portfolio Manager of Southpoint Capital Advisors LP and serves as a member of our Board of Directors. Southpoint Capital, our other 5% stockholders, as well as other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to the election and removal of directors, an acquisition or merger with another company, certain equity transactions, a sale of substantially all of our assets, or amendments to our incorporating documents. These stockholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our Common Shares or deprive our other stockholders of an opportunity to receive a premium for their Common Shares as part of a sale of our company.

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

Adherex Technologies Inc.

Date: November 8, 2007	By:	/s/ William P. Peters
William P. Peters
Chairman & Chief Executive Officer (principal executive officer)

Date: November 8, 2007	By:	/s/ James A. Klein, Jr.
James A. Klein, Jr.
Chief Financial Officer (principal financial and chief accounting officer)