Form 10-Q
period 2008-03-31
ADHEREX TECHNOLOGIES INC
filed 2008-05-13
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 13, 2008, there were 128,226,787 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$13,298	$16,162
Cash pledged as collateral	55	55
Accounts receivable	32	21
Investment tax credits recoverable	170	164
Prepaid expense	54	130
Other current assets	28	29

Total current assets	13,637	16,561
Property and equipment	223	285
Leasehold inducements	343	363

Total assets	$14,203	$17,209

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$513	$532
Accrued liabilities	1,836	1,830
Other current liabilities	40	40

Total current liabilities	2,389	2,402
Deferred lease inducement	637	659

Total liabilities	3,026	3,061

Commitments and contingencies

Stockholders’ equity:
Common stock, no par value; unlimited shares authorized; 128,227 shares issued and outstanding, respectively	64,929	64,929
Additional paid-in capital	33,688	32,355
Deficit accumulated during development stage	(88,683)	(84,379)
Accumulated other comprehensive income	1,243	1,243

Total stockholders’ equity	11,177	14,148

Total liabilities and stockholders’ equity	$14,203	$17,209

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Cumulative From September 3, 1996 to
	March 31, 2008	March 31, 2007	March 31, 2008
Revenue	$—	$—	$—

Operating expenses:
Research and development	3,375	3,157	55,786
Acquired in-process research and development	—	—	13,094
General and administrative	1,061	958	21,037

Total operating expenses	4,436	4,115	(89,917)

Loss from operations	(4,436)	(4,115)	(89,917)

Other income (expense):
Settlement of Cadherin Biomedical Inc. litigation	—	—	(1,283)
Interest expense	—	—	(19)
Other income	—	—	98
Interest income	132	147	2,596

Total other income and expense, net	132	147	1,392

Net loss and comprehensive loss	$(4,304)	$(3,968)	$(88,525)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Weighted-average common shares used in computing basic and diluted net loss per common share	128,227	82,369

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Cumulative From September 3, 1996 to
	March 31, 2008	March 31, 2007	March 31, 2008
Cash flows from (used in):
Operating activities:
Net loss	$(4,304)	$(3,968)	$(88,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	17	1,317
Non-cash Cadherin Biomedical Inc. litigation expense	—	—	1,187
Unrealized foreign exchange loss	—	—	9
Amortization of leasehold improvements	(2)	40	135
Non-cash severance expense	—	—	168
Stock options issued to consultants	19	163	643
Stock options issued to employees	1,314	—	6,068
Acquired in-process research and development	—	—	13,094
Changes in operating assets and liabilities	47	(2,686)	1,662

Net cash used in operating activities	(2,849)	(6,434)	(64,242)

Investing activities:
Purchase of capital assets	(15)	—	(1,440)
Disposal of capital assets	—	—	115
Release of restricted cash	—	—	190
Restricted cash	—	—	(209)
Purchase of short-term investments	—	—	(22,148)
Redemption of short-term investments	—	—	22,791
Investment in Cadherin Biomedical Inc.	—	—	(166)
Acquired intellectual property rights	—	—	(640)

Net cash used in investing activities	(15)	—	(1,507)

Financing activities:
Conversion of long-term debt to equity	—	—	68
Long-term debt repayments	—	—	(65)
Capital lease repayments	—	—	(8)
Issuance of common stock, net of issue costs	—	23,237	76,687
Registration expense	—	—	(465)
Financing expenses	—	—	(544)
Proceeds from convertible note	—	—	3,017
Other liability repayments	—	—	(87)
Security deposits received	—	—	28
Proceeds from exercise of stock options	—	—	51

Net cash provided in financing activities	—	23,237	78,682

Effect of exchange rate changes on cash and cash equivalents	—	—	365

Net change in cash and cash equivalents	(2,864)	16,803	13,298
Cash and cash equivalents - Beginning of period	16,162	5,665	—

Cash and cash equivalents - End of period	$13,298	$22,468	$13,298

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Consolidated Statements of Stockholders’ Equity

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at June 30, 1996	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	1,600	—	—	—	—	—	—
Net loss	—	—	—	—	—	(37)	(37)

Balance at June 30, 1997	1,600	—	—	—	—	(37)	(37)
Net loss	—	—	—	—	—	(398)	(398)

Balance at June 30, 1998	1,600	—	—	—	—	(435)	(435)
Exchange of Adherex Inc. shares for Adherex Technologies Inc. shares	(1,600)	—	—	—	—	—	—
Issuance of common stock	4,311	1,615	—	—	—	—	1,615
Cumulative translation adjustment	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(958)	(958)

Balance at June 30, 1999	4,311	1,615	—	—	20	(1,393)	242
Issuance of common stock	283	793	—	—	—	—	793
Issuance of equity rights	—	—	—	171	—	—	171
Issuance of special warrants	—	—	—	255	—	—	255
Settlement of advances:
Issuance of common stock	280	175	—	—	—	—	175
Cancellation of common stock	(120)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(1,605)	(1,605)

Balance at June 30, 2000	4,754	2,583	—	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering (“IPO”)	1,333	5,727	—	—	—	(38)	5,689
Other	88	341	—	—	—	—	341
Issuance of special warrants	—	—	—	1,722	—	—	1,722
Conversion of special warrants	547	1,977	—	(1,977)	—	—	—
Issuance of Series A special warrants	—	—	—	4,335	—	—	4,335
Conversion of Series A special warrants	1,248	4,335	—	(4,335)	—	—	—
Conversion of equity rights	62	171	—	(171)	—	—	—
Cumulative translation adjustment	—	—	—	—	182	—	182
Net loss	—	—	—	—	—	(2,524)	(2,524)

Balance at June 30, 2001	8,032	15,134	—	—	218	(5,560)	9,792
Cumulative translation adjustment	—	—	—	—	11	—	11
Net loss	—	—	—	—		(3,732)	(3,732)

Balance at June 30, 2002	8,032	15,134	—	—	229	(9,292)	6,071

(The accompanying notes are an integral part of these consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Consolidated Statements of Stockholders’ Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at June 30, 2002	8,032	15,134	—	—	229	(9,292)	6,071
Common stock issued for Oxiquant acquisition	8,032	11,077	—	543	—	—	11,620
Exercise of stock options	5	4	—	—	—	—	4
Distribution to stockholders	—	—	—	—	—	(158)	(158)
Stated capital reduction	—	(9,489)	—	9,489	—	—	—
Stock options issued to consultants	—	—	—	4	—	—	4
Equity component of June convertible notes	—	—	—	1,058	—	—	1,058
Financing warrants	—	—	—	53	—	—	53
Cumulative translation adjustment	—	—	—	—	(159)	—	(159)
Net loss	—	—	—	—	—	(17,795)	(17,795)

Balance at June 30, 2003	16,069	16,726	—	11,147	70	(27,245)	698
Stock options issued to consultants	—	—	—	148	—	—	148
Repricing of warrants related to financing	—	—	—	18	—	—	18
Equity component of December convertible notes	—	—	—	1,983	—	—	1,983
Financing warrants	—	—	—	54	—	—	54
Conversion of June convertible notes	1,728	1,216	—	(93)	—	—	1,123
Conversion of December convertible notes	1,085	569	—	(398)	—	—	171
Non-redeemable preferred stock	—	—	1,045	—	—	—	1,045
December private placement	11,522	8,053	—	5,777	—	—	13,830
May private placement	4,669	6,356	—	2,118	—	—	8,474
Exercise of stock options	18	23	—	—	—	—	23
Amalgamation of 2037357 Ontario Inc.	800	660	(1,045)	363	—	—	(22)
Cumulative translation adjustment	—	—	—	—	(219)	—	(219)
Net loss	—	—	—	—	—	(6,872)	(6,872)

Balance at June 30, 2004	35,891	33,603	—	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	—	—	—	39	—	—	39
Stock options issued to employees	—	—	—	604	—	—	604
Cost related to SEC registration	—	(493)	—	—	—	—	(493)
Acquisition of Cadherin Biomedical Inc.	644	1,252	—	—	—	—	1,252
Cumulative translation adjustment	—	—	—	—	1,392	—	1,392
Net loss – six months ended December 31, 2004	—	—	—	—	—	(6,594)	(6,594)

Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654

(The accompanying notes are an integral part of these consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Consolidated Statements of Stockholders’ Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654
Financing costs	—	(141)	—	—	—	—	(141)
Exercise of stock options	15	25	—	—	—	—	25
Stock options issued to consultants	—	—	—	276	—	—	276
July private placement	6,079	7,060	—	1,074	—	—	8,134
Net loss	—	—	—	—	—	(13,871)	(13,871)

Balance at December 31, 2005	42,629	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	—	—	—	100	—	—	100
Stock options issued to employees	—	—	—	491	—	—	491
May private placement	7,753	5,218	—	822	—	—	6,040
Net loss	—	—	—	—	—	(16,440)	(16,440)

Balance at December 31, 2006	50,382	46,524	—	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	—	—	—	59	—	—	59
Stock options issued to employees	—	—	—	2,263	—	—	2,263
February financing	75,759	17,842	—	5,379	—	—	23,221
Exercise of warrants	2,086	563	—	131	—	—	694
Net loss	—	—	—	—	—	(13,357)	(13,357)

Balance at December 31, 2007	128,227	64,929	—	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	—	—	—	19	—	—	19
Stock options issued to employees	—	—	—	1,314	—	—	1,314
Net loss	—	—	—	—	—	(4,304)	(4,304)

Balance at March 31, 2008	128,227	$64,929	$—	$33,688	$1,243	$(88,683)	$11,177

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Nature of Operations

Adherex Technologies Inc. (“Adherex”), together with its wholly-owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc, both Delaware corporations, and a Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a development stage biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s accounting policies are consistent with those presented in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. These unaudited interim condensed consolidated financial statements have been prepared in United States (“U.S.”) dollars.

The preparation of these unaudited interim condensed consolidated financial statements also conform in all material respects with generally accepted accounting principles in Canada (“Canadian GAAP”) except as described in Note 6 in the unaudited interim condensed consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim condensed consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim condensed consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of our financial position at March 31, 2008 and to state fairly the results for the periods presented.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company classifies its cash equivalents as “available for sale.” Such investments are recorded at fair value, determined based on quoted market prices, and unrealized gains and losses, which are considered to be temporary, are recorded as other comprehensive income (loss) in a separate component of stockholders’ equity until realized.

The Company places its cash and cash equivalents with financial institutions with high credit quality investments in accordance with its investment policy designed to protect the principal investment. Therefore, the Company believes that its exposure due to concentration of credit risk is minimal.

Common stock and warrants

At both March 31, 2008 and December 31, 2007, the Company had warrants to purchase common stock that were denominated in both U.S. and Canadian dollars, which results in the Company having warrants outstanding that are denominated outside our U.S. dollar functional currency.

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

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

In November 2007, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. In March 2008 the EITF issued a draft abstract on Issue 07-5 for comments from the public which will be discussed at a future meeting. At this future meeting the EITF is expected to provide further guidance with respect to the accounting for such items.

The Company is awaiting the results of the FASB’s project and has therefore not recorded warrants outstanding that have an exercise price in Canadian dollars as derivatives. If the Company had recorded such instruments as derivatives, it would have recorded an additional loss of approximately $47 for the three months ended March 31, 2008 and an additional gain of $1 for the three months ended March 31, 2007. The Company calculated these amounts using the Black-Scholes option pricing model and used the following assumptions: volatility rate of 85% and 84% for the three months ended March 31, 2008 and 2007, respectively; the actual exercise price of each instrument at March 31, 2008 and 2007; the stock price at March 31, 2008 and 2007, and the Canadian risk free interest rate for the remaining life of the related warrants; and a 0% dividend rate for both of the three month periods ended March 31, 2008 and 2007.

3.	Recent Accounting Pronouncements

In June 2007, the EITF issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”), which provides guidance for up-front payments related to goods and services of research and development costs. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. This will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The Company is currently assessing the deferred portion of the pronouncement. As of January 1, 2008, the Company has adopted SFAS 157 for the fair value measurement of recurring items which has not had a material effect on the Company’s reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. SFAS 141(R) establishes principles and requirements for how the acquirer: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not expect the adoption of SFAS 141 (R) to have an effect on its results of operations and its financial condition unless it enters into a business combination after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

4.	Stockholders’ Equity

2007 Public Offering

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

Warrants to Purchase Common Stock

At March 31, 2008, the Company had 7,567 outstanding investor warrants to purchase common stock priced in Canadian dollars with an exercise price of CAD $2.15 that expire on December 19, 2008.

At March 31, 2008, the Company had the following warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average exercise price of $0.47 and a weighted average remaining life of 1.78 years:

Warrant Description	Number Outstanding at March 31, 2008	Exercise Price In U.S. Dollars	Expiration Date
Agent warrants	465	$0.97	May 7, 2008
Investor warrants	1,824	$1.75	July 20, 2008
Broker warrants	4,818	$0.33	February 21, 2009
Investor warrants	38,794	$0.40	February 21, 2010
Investor warrants	2,326	$0.97	May 7, 2010

	48,227

Stock Option Plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan.

A maximum of 20,000 options (not including 700 options previously issued to the Chief Executive Officer and specifically approved by the stockholders outside the plan) are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. The stock option plan, as amended, allows the issuance of U.S. and Canadian dollar denominated grants.

During the three month periods ended March 31, 2008, and 2007 the Company recognized total stock-based compensation expense of $1,333 and $163, respectively.

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

Valuation Assumptions

The fair value of options granted in the three month periods ended March 31, 2008 and 2007 were estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Expected dividend	0%	0%
Risk-free interest rate	3.15%	4.60%
Expected volatility	85%	84%
Expected life in years	7	7
Weighted average fair value of options granted	$0.29	$0.22

Stock Option Activity

The following is a summary of option activity for the three month period ended March 31, 2008 for stock options denominated in Canadian dollars:

	Number of Options	Weighted- average Exercise Price
Outstanding at December 31, 2007	2,939	CAD$	2.18
Granted	—		—
Exercised	—		—
Cancelled	—		—

Outstanding at March 31, 2008	2,939	CAD$	2.18

The following is a summary of option activity for the three month period ended March 31, 2008 for stock options denominated in U.S. dollars:

	Number of Options	Weighted- average Exercise Price
Outstanding at December 31, 2007	12,724	$0.58
Granted	3,200	0.38
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2008	15,924	$0.54

5.	GlaxoSmithKline

On March 1, 2007, the Company amended the existing Development and License Agreement with GlaxoSmithKline (“GSK”) and purchased all of GSK’s remaining buy-back options for eniluracil under the agreement for an upfront fee of $1,000 which is included in research and development expense on the Company’s Statement of Operations. The Company is now free to develop eniluracil alone or with other partners and is required to pay GSK development and sales milestones and double-digit royalties on net sales. Specifically, if the Company files a New Drug Application (“NDA”) with the Food and Drug Administration (“ FDA”), the Company may be required to pay development milestones of $5,000 to GSK. Depending upon whether the NDA is approved by the FDA and whether eniluracil becomes a commercial success, the Company may be required to pay up to an additional $70,000 in development and sales milestones for the initially approved indication, plus double digit royalties based on annual net sales. If the Company pursues other indications, it may be required to pay up to an additional $15,000 to GSK per FDA-approved indication.

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

6.	Canadian Generally Accepted Accounting Principles

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which conforms in all material respect to Canadian GAAP, except for the differences noted below and as more fully described in Note 15 in the Company’s annual audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. There are no differences in reported cash flow for the periods presented between U.S. and Canadian GAAP.

Unaudited Interim Consolidated Balance Sheets - Canadian GAAP:

	March 31, 2008	December 31, 2007
Assets
Current assets	$13,637	$16,561
Leasehold inducements	343	363
Property and equipment	223	285
Acquired intellectual property rights (2)	8,576	9,028

Total assets	$22,779	$26,237

Liabilities
Current liabilities	$2,389	$2,402
Deferred lease inducement	637	659
Future income taxes (2)	2,348	2,474

Total liabilities	5,374	5,535

Stockholders’ equity
Common stock	64,891	64,891
Contributed surplus	35,916	34,583
Accumulated other comprehensive income	5,850	5,850
Deficit accumulated during the development stage	(89,252)	(84,622)

Total stockholders’ equity	17,405	20,702

Total liabilities and stockholders’ equity	$22,779	$26,237

Unaudited Interim Consolidated Statement of Operations - Canadian GAAP:

	Three Months Ended March 31,
	2008	2007
Net loss in accordance with U.S. GAAP	$(4,304)	$(3,968)
Adjustments to reconcile to Canadian GAAP:
License fee paid (2)	—	1,000
Acquired intellectual property rights amortization (2)	(452)	(464)
Future income taxes – acquired intellectual property rights (2)	126	165

Net loss and comprehensive loss in accordance with Canadian GAAP	$(4,630)	$(3,267)

Net loss per share of common stock, basic and diluted	$(0.04)	$(0.04)

Weighted-average number of shares of common stock outstanding, basic and diluted	128,227	82,369

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

Notes to the Interim Condensed Consolidated Financial Statements - Canadian GAAP (unaudited):

1.	Summary of significant accounting policies

Current accounting pronouncements

The Canadian Institute of Chartered Accountants (“CICA”) Section 1530, “Comprehensive Income”, introduces a statement of comprehensive income in the full set of interim and annual financial statements. Comprehensive income will present certain gains and losses outside net income. The adoption of these standards was on a prospective basis with no retroactive restatement of prior periods and had no material impact on the consolidated financial statements. As at March 31, 2008 and December 31, 2007, the Company’s accumulated other comprehensive income balance was $5,850.

Adoption of accounting pronouncements

Effective January 1, 2008, the Company adopted the following CICA accounting pronouncements which did not have a material impact on the Company’s Canadian GAAP disclosure:

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

On March 1, 2007, the Company purchased of all of GSK’s remaining options to buy back Eniluracil under the license agreement for a fee of $1,000. Under U.S. GAAP, the cost of the license fee paid to GSK was charged to expense as IPRD since the feasibility of such technology has not been established and no future alternative use exists. Canadian GAAP requires the capitalization and amortization of this acquired intellectual property. The intellectual property is being amortized over the estimated useful life of seven years on a straight-line basis.

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

3.	Financial instruments and risk management

Financial instruments of the Company consist of cash, cash equivalents, cash pledged as collateral, accounts receivable, accounts payable, accrued liabilities and other current liabilities. Due to the relatively short periods to maturity of these instruments, the carrying value approximates the fair value.

Cash and cash equivalents consist of high credit quality investments and the Company believes the credit risk is minimal. In addition, due to the highly liquid nature of our cash and cash equivalents, fluctuations in market rates do not have a significant impact on the Company’s results of operations.

The Company is exposed to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom (“UK”), Europe and the Pacific Rim. The Company has not elected to employ the use of derivative instruments. The Company does hold Canadian dollars which is used to pay certain Canadian denominated obligations. At March 31, 2008 the Company holds cash and cash equivalents totaling $1,444 in Canadian dollars and current liabilities totaling $497.

4.	Management of capital

The Company’s capital consists of stockholders’ equity. The Company estimates its future capital requirements and manages its capital based on the current economic operating environment. The Company’s objective is to ensure that the Company will continue as a going concern so that it can develop its product candidates and maximize the value to stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with generally accounting principles within the United States (“U.S. GAAP”). The preparation of these financial statements also conform in all material respects with generally accepted accounting principles in Canada (“Canadian GAAP”) except as described in Note 6 in the interim condensed consolidated financial statements and as more fully described in Note 15 in our annual consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

We operate in a highly competitive environment that involves significant risks and uncertainties, some of which are beyond our control. Our actual results, performance or achievements may be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements with respect to (1) our anticipated commencement dates, completion dates and results of clinical trials; (2) our anticipated progress and costs of our clinical and preclinical research and development programs; (3) our corporate and development strategies; (4) our expected results of operations; (5) our anticipated levels of expenditures; (6) our ability to protect our intellectual property; (7) the anticipated applications and efficacy of our drug candidates; (8) our ability to attract and retain key employees; (9) our efforts to pursue collaborations with the government, industry groups or other companies; (10) the nature and scope of potential markets for our drug candidates and (11) our anticipated sources and uses of cash, cash equivalents and short-term investments. All statements, other than statements of historical fact, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. We include forward-looking statements because we believe that it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including those discussed in this Quarterly Report in “Part II Other Information-Item 1A. Risk Factors”. Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements.

Overview

We are a biopharmaceutical company focused on cancer therapeutics with preclinical and clinical product candidates. Our clinical product portfolio includes:

•

Eniluracil, a dihydropyrimidine dehydrogenase, or DPD, inhibitor that we are developing to enhance the therapeutic value and effectiveness of 5-fluorouracil, or 5-FU, one of the world’s most widely used oncology agents. 5-FU is currently used as first or second-line therapy for a variety of cancers, including colorectal, breast, gastric, head and neck, ovarian, and basal cell cancer of the skin, among others. We have two ongoing Phase I and Phase I/II clinical trials combining eniluracil and 5-FU which are intended to establish the safety, tolerability and initial effectiveness of our proprietary combination. We have enrolled 39 patients in the Phase I trial and some dose limiting toxicity has been reached, therefore the 100 mg cohort has been expanded. We licensed eniluracil from GlaxoSmithKline, or GSK, in July 2005.

•

ADH-1, an anti-cancer drug that selectively targets N-cadherin present on certain tumor cells and tumor blood vessels. We currently have two combination clinical studies ongoing, including a Phase I study using systemic ADH-1 in combination with three different systemic chemotherapy agents, and a Phase I/II study combining systemic ADH-1 with regionally-infused melphalan for the treatment of melanoma. This melanoma study is being expanded to include eight clinical centers and accrue up to 56 patients. Currently, we have enrolled 33 patients in this melanoma study. In April 2008, we completed patient enrollment in our Phase I ADH-1 combination study. While some clinical responses have been noted, a number of patients remain on study and we are in the process of evaluating the full dataset. We licensed ADH-1 from McGill University in February 2001.

•

STS, a chemoprotectant that has been shown in Phase I and Phase II clinical studies conducted by investigators at Oregon Health & Science University, or OHSU, to reduce the disabling loss of hearing in patients treated with platinum-based anti-cancer agents. We licensed STS from OHSU in September 2002.

In 2006, we entered into an agreement with the International Childhood Liver Tumour Strategy Group, known as SIOPEL, a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, for the conduct of a Phase III clinical trial using STS. On October 30, 2007, we announced that SIOPEL had launched the Phase III clinical trial and opened the study for patient enrollment in the United Kingdom. The study will involve SIOPEL centers in up to 33 countries and is expected to enroll approximately 100 evaluable children with liver (hepatoblastoma) cancer being treated with cisplatin. Under the terms of our agreement, SIOPEL will conduct and fund the clinical activity and we will provide the drug and drug distribution for the study. On March 26, 2008, we announced the activation of a second Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group, or COG. The goal of this Phase III study is to evaluate in a multi-centered, randomized trial whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children will be one to eighteen years of age who are to receive cisplatin according to their disease-specific regimen and, upon enrollment onto this study, will be randomized to receive STS or not. The trial is expected to enroll up to 120 patients over approximately three years in up to 230 COG centers in the United States, Canada, Australia and Europe. COG will fund the clinical activities for the study and we will be providing the drug and drug distribution for the study. We also plan to initiate an STS Phase III study in adult patients with head and neck cancer to evaluate hearing loss.

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

We have not received any revenues to date through the sale of our products and do not expect to have significant revenues until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, milestone payments, royalties, up-front payments or other revenue. As of March 31, 2008, our deficit accumulated during development stage was approximately $88.7 million.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the potential commercialization of our product candidates. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of product candidates, will depend on the results of our clinical trials, the availability of financial resources and any directives from regulatory agencies, which are difficult to predict . Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, insurance and other administrative matters associated with our facilities in the Research Triangle Park, North Carolina in support of our drug development programs.

Results of Operations

Three months ended March 31, 2008 versus three months ended March 31, 2007:

In thousands of U.S. Dollars	Three Months Ended March 31, 2008%		Three Months Ended March 31, 2007%		Increase (Decrease)
Revenue	$—		$—		$—

Operating expenses:
Research and development	3,375	76%	3,157	77%	218
General and administration	1,061	24%	958	23%	103

Total operating expense	4,436	100%	4,115	100%	321

Loss from operations	(4,436)		(4,115)		(321)

Other income (expense):
Interest income	132		147		(15)

Total other income	132		147		(15)

Net loss and comprehensive loss	$(4,304)		$(3,968)		$(336)

•

Total operating expenses increased in the three months ended March 31, 2008, as compared to the same period in 2007 primarily due to an increase in stock-based compensation expense. Stock-based compensation expense totaled $1.3 million in the three months ended March 31, 2008, as compared to $0.2 million for the three months ended March 31, 2007. During the first quarter of 2008, we issued 3.2 million stock options with immediate vesting. The increase in stock-based compensation expense was offset by lower cash expenses in research and development during the first quarter of 2008, as compared to same period in 2007 due to our $1.0 million payment to purchase all of GlaxoSmithKline’s, or GSK, remaining options to buy back Eniluracil under our license agreement on March 1, 2007.

•

The slight decrease in interest income in the first quarter of 2008, as compared to the same period in 2007 is due to additional cash on hand at March 31, 2007 due to the completion of our equity offering on February 21, 2007 with net proceeds of $23.2 million. In addition, interest rates were lower in the three month ended March 31, 2008 as compared to the same period in 2007.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through March 31, 2008, as prepared under U.S. GAAP (dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
June 30, 2006	$(3,854)	$(0.08)
September 30, 2006	$(4,648)	$(0.09)
December 31, 2006	$(4,761)	$(0.09)
March 31, 2007	$(3,968)	$(0.05)
June 30, 2007	$(3,179)	$(0.03)
September 30, 2007	$(3,202)	$(0.02)
December 31, 2007	$(3,008)	$(0.02)
March 31, 2008	$(4,304)	$(0.03)

The increase in our net loss for the quarter ended March 31, 2008, as compared to the prior quarters was due to $1.3 million in stock-based compensation incurred during the three months ended March 31, 2008.

Liquidity and Capital Resources

In thousands, except share data	March 31, 2008	December 31, 2007
Selected Asset and Liability Data:
Cash and cash equivalents	$13,298	$16,162
Working capital	11,248	14,159

Selected Stockholders’ Equity Data:
Common stock	$64,929	$64,929
Deficit accumulated during the development stage	(88,683)	(84,379)
Total stockholders’ equity	11,177	14,148

We have financed our operations since inception on September 3, 1996 through the sale of equity and debt securities and have raised gross proceeds totaling approximately $86.0 million through March 31, 2008. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $88.7 million as of March 31, 2008. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, royalties, milestone payments or up-front payments.

The net cash used in operating activities totaled $2.8 million for the three months ended March 31, 2008, as compared to $6.4 million in the same period during 2007. The decrease is due to the $1.0 million payment to GSK in March 2007 and increased cash payments to vendors during the first quarter of 2007 from our improved liquidity as a result of our February 2007 equity offering.

At March 31, 2008, our working capital decreased by approximately $2.9 million as compared to December 31, 2007 due to the funding of general corporate operations.

We believe that our current cash and cash equivalents of $13.3 million will be sufficient to satisfy our anticipated capital requirements through June 30, 2009. In February 2008, we revised our clinical development strategy and implemented a plan which has allowed us to extend our existing financial resources by delaying certain clinical trial and drug manufacturing commitments. The revisions primarily relate to planned combination studies with ADH-1 and future planned orders for the manufacturing of ADH-1. We do not anticipate these revisions to have a significant impact on our overall development plan. Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; our drug substance requirements to support clinical programs; our ability to enter into collaborations that provide us with funding, up-front payments, milestone or other payments; our ability to obtain additional financial resources, change in the focus, direction, or costs of our research and development programs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

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

Financial Instruments

At March 31, 2008, we held cash and cash equivalents of $13.3 million, which consisted primarily of highly liquid money market funds.

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

We classify investments with original maturities at the date of purchase greater than three months which mature at or less than twelve months as current. We carry investments at the fair value with unrealized gains and losses included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

Since our inception, we have not had any material off-balance sheet arrangements.

Contractual Obligations and Commitments

Since our inception, inflation has not had a material effect on our operations. We had no material commitments for capital expenses as of March 31, 2008.

The following table represents our contractual obligations and commitments at December 31, 2007 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Englert Lease (1)	$102	$185	$—	$—	$287
Maplewood Lease (2)	361	755	663	—	1,779
Drug purchase commitments (3)	436	184	29	—	649
McGill License (4)	506	1,332	—	—	1,838
OHSU License (5)	—	—	—	—	—
GSK (6)	—	—	—	—	—

Total	$1,405	$2,456	$692	$—	$4,553

(1)	In April 2004, we entered into a lease for facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease.
(2)	In August 2005, we entered into a lease for new office and laboratory facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease. We received lease and capital inducements to enter into the lease, including a 50 percent discount for the first 24 months of the 84-month lease term and capital inducements with a fair market value of $0.5 million.
(3)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.
(4)	Research obligations are shown in the table. Royalty payments, which are contingent on sales, are not included.
(5)	Under the license agreement with OHSU for STS, we are required to pay specified amounts in the event that we complete certain Adherex-initiated clinical trials. For example, upon the completion of the Phase III clinical trial with SIOPEL or COG, we may become responsible for a payment to OHSU of up to $0.5 million. Royalty payments, which are contingent on sales, are not included.
(6)

Royalty and milestone payments that we may be required to pay, which are contingent on sales or progress of clinical trials, are not included. Under the terms of the Development and License Agreement with GSK, if we file an NDA with the FDA, we may be required to pay a development milestone of $5.0 million to GSK. Depending upon whether the NDA is approved by the FDA and whether eniluracil becomes a commercial success, we may be required to pay up to an additional $70.0 million in development and sales milestones for the initial approved indication, plus double-digit royalties based on annual net sales. We may also be required to pay up to $15.0 million to GSK for each FDA-approved indication.

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

Research and development expenses totaled $3.4 million and $3.2 million for the three months ended March 31, 2008 and 2007, respectively.

Eniluracil, which we licensed from GSK in July 2005, is a DPD inhibitor that was previously under development by GSK for the treatment of cancer. Eniluracil is being developed to enhance the therapeutic value and effectiveness of 5-FU, one of the world’s most widely-used oncology agents. The ongoing Phase I clinical trials of eniluracil in combination with 5-FU are intended to determine the maximum tolerated dose, or MTD, of 5-FU in combination with eniluracil. An MTD has not yet been determined but we expect the U.S. Phase I trial to complete patient enrollment in the first half of 2008. We have enrolled 39 patients in the Phase I trial and some dose limiting toxicity has been reached, therefore the 100 mg cohort has been expanded. Once an MTD has been determined, we plan to commence a Phase II clinical trial in breast cancer. The ongoing Asian Phase I/II clinical trial of eniluracil in combination with 5-FU in liver (hepatocellular) cancer has been amended to permit a more rapid dose escalation based upon the results of the ongoing U.S. Phase I trial.

ADH-1 is a small peptide molecule that selectively targets N-cadherin, a protein present on certain tumor cells and tumor blood vessels. Based on encouraging data from our preclinical studies, we initiated a clinical program with ADH-1 in combination with various chemotherapeutic agents. In October 2006, we initiated a Phase I study intended to define the dose limiting toxicities and maximum tolerated dose of ADH-1 in combination with three separate chemotherapies: ADH-1 + docetaxel (Taxotere®), ADH-1 + carboplatin (a generically available agent), and ADH-1 + capecitabine (Xeloda®). In April 2008, we completed patient enrollment in this Phase I ADH-1 combination study. While some clinical responses have been noted, a number of patients remain on study and we are in the process of evaluating the full dataset. The Phase I study combining systemic ADH-1 in combination with regionally-infused melphalan for the treatment of melanoma is being expanded to include eight clinical centers and accrue up to 56 patients. Currently, we have enrolled 33 patients in this melanoma study.

STS is a chemoprotectant that has been shown in Phase I and Phase II clinical studies conducted by investigators at OHSU to reduce the loss of hearing in patients, both adults and children, treated with platinum-based chemotherapy agents. In 2007, the results of a Phase III trial in adults with head and neck cancer treated with cisplatin were reported demonstrating that STS was able to protect against cisplatin-induced hearing loss without any apparent affect on treatment efficacy two years after treatment. On October 30, 2007, we announced the launch of a Phase III trial with SIOPEL and opened the study for patient enrollment in the United Kingdom. The study is expected to enroll approximately 100 evaluable children with liver (hepatoblastoma) cancer at participating SIOPEL centers in up to 33 countries. Patients will be randomized to receive either cisplatin alone, a platinum-based drug associated with frequent hearing loss, or cisplatin plus STS. The study, which will be coordinated through the Children’s Cancer and Leukaemia Group in the United Kingdom, will compare the level of hearing loss associated with cisplatin alone versus the combination of cisplatin plus STS, as well as the safety, tolerability and anti-tumor activity in both arms of the study. On March 26, 2008, we announced the activation of a Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group, or COG. The goal of this Phase III study is to evaluate whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children will be one to eighteen years of age who are to receive cisplatin according to their disease-specific regimen and, upon enrollment onto this study, will be randomized to receive STS or not. The trial is expected to enroll up to 120 patients over approximately three years in up to 230 COG centers in the United States, Canada, Australia and Europe. Both SIOPEL and COG will fund the clinical activities for these studies and we will be responsible for providing the drug and drug distribution. We also plan to initiate an STS Phase III study in adult patients with head and neck cancer to evaluate hearing loss.

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

Our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Common Stock and Warrants

Common stock is recorded as the net proceeds received on issuance after deducting all share issue costs and the value of investor warrants. Warrants are recorded at fair value and are deducted from the proceeds of common stock and recorded on the consolidated statements of stockholders’ equity as additional paid-in capital.

At March 31, 2008, we had warrants to purchase common stock that were denominated in both U.S. and Canadian dollars, which results in our having warrants outstanding that are denominated outside its U.S. dollar functional currency.

The SEC and the Financial Accounting Standards Board, or FASB, have issued recent interpretations for U.S. GAAP that suggest warrants with exercise prices denominated in a different currency from the entity’s functional currency cannot be classified as equity. As a result, these instruments would be treated as derivatives and recorded as liabilities which are carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations.

In November 2007, the Emerging Issues Task Force or EITF issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. In March 2008 the EITF issued a draft abstract on Issue 07-5 for comments from the public which will be discussed at a future meeting. At this future meeting the EITF is expected to provide further guidance with respect to the accounting for such items.

If we had recorded such instruments as derivatives, we would have reported an additional loss of approximately $47 for the three months ended March 31, 2008 and an additional gain of approximately $1 for the three months ended March 31, 2007. The Company calculated the amounts using the Black-Scholes option pricing model and used the following assumptions: volatility rate of 85% and 84% for the three months ended March 31, 2008 and 2007, respectively; the actual exercise price of each instrument at March 31, 2008 and 2007; the stock price at March 31, 2008 and 2007, and the Canadian risk free interest rate for the remaining life of the related warrants; and a 0% dividend rate for both the three month period ended March 31, 2008 and 2007.

Outstanding Share Information

The outstanding share data for the Company as of March 31, 2008 (in thousands):

March 31, 2008
Common shares	128,227
Warrants	55,794
Stock options	18,863

Total	202,884

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force, or EITF, issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, or EITF 07-3, which provides guidance for up-front payments related to goods and services of research and development costs. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, or SFAS 159, which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. This will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. We are currently assessing the deferred portion of the pronouncement. As of January 1, 2008, we have adopted SFAS 157 for the fair value measurement of recurring items which has not had a material effect on our reported financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” or SFAS No. 161. SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 161 on our consolidated financial position and results of operations.

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

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates and the increase or decrease in realized gains and losses on investments. Our risk associated with fluctuating interest expense is limited to certain equipment leases which are not significant to the results of operations. We currently do not use interest rate derivative instruments to manage exposure to interest rate changes.

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom (“UK”), Europe and the Pacific Rim. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research and license obligations payable to McGill. At March 31, 2008 we held approximately $1.5 million in Canadian dollars. We monitor the commitments in Euros, British pounds, and Pacific Rim currencies and may utilize derivatives in the future to minimize our foreign currency risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements through June 30, 2009. Our projections of our capital requirements through June 30, 2009 and beyond, are subject to substantial uncertainty. Our current and future working capital requirements may change depending upon numerous factors, including: results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; our drug substance requirements to support clinical programs; our ability to enter into collaborations that provide us with funding, up-front payments, milestone or other payments; changes in the focus, direction, or costs of our research and development programs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and our commercialization activities, if any. Any such change could mean additional capital may be required earlier than June 2009 or more capital thereafter may be required than we had anticipated. To finance our operations beyond June 2009, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. We might not be able to raise the necessary capital or such funding may not be available on favorable terms or at all.

We have a history of significant losses and have had no revenues to date through the sale of our products. If we do not generate significant revenues, we will not achieve profitability.

To date, we have been engaged primarily in research and development activities. We have had no revenues to date through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, milestone payments, royalties, up-front payments or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We have experienced net losses of approximately $4.3 million for the three months ended March 31, 2008, $13.4 million for the fiscal year ended December 31, 2007, $16.4 million for the fiscal year ended December 31, 2006 and $13.9 million for the fiscal year ended December 31, 2005. As of March 31, 2008 we had an accumulated deficit of approximately $88.7 million. We anticipate incurring substantial additional losses over the next several years due to the need to expend substantial amounts on our continuing clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

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

SIOPEL and COG may not conduct or complete the clinical trials with STS as currently planned. Such collaborators might not commit sufficient resources to the development of our product candidates, which may lead to significant delays. We have already experienced significant delays in activating the COG trial. We may not be able to independently develop or conduct such trials ourselves. We intend to seek a licensing or funding partner for the further development of one or all of our products. If a partner for one or all of these technologies is not found, we may not be able to further advance these products. If a partner is found, the financial terms that they propose may not be acceptable to us.

As we expand the size of our organization, we may experience difficulties in effectively managing our growth, which could adversely impact our business.

Our planned future growth will strain our management, human, operational, financial and other resources. As of March 31, 2008, we had 19 full-time employees. We also use contractors as needed, primarily within clinical development, with approximately five (5) full time equivalents at March 31, 2008. In order to manage our future growth effectively, we will have to implement and improve operational, financial, manufacturing and management information systems and to expand, train, manage and motivate our employees. To the extent that we are unable to manage our growth effectively, we may not be able to successfully accomplish our business objectives.

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

ADH-1 is currently protected under issued composition of matter patents in the United States that we exclusively licensed from McGill that expire in 2017. Eniluracil is currently protected under issued composition of matter and method patents that we exclusively licensed from GSK that expire in 2014 and 2015 (in combination with 5-FU). STS is currently protected by method of use patents that we exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States. None of the above expiry dates take into consideration additional pending patent applications for ADH-1 and eniluracil that, if issued, could provide additional patent protection nor possible patent term extensions or periods of data exclusivity that may be available upon marketing approval in the various countries worldwide. In addition, periods of marketing exclusivity for ADH-1 and STS may also be possible in the United States under orphan drug status. We obtained U.S. Orphan Drug Designation for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients in 2004 and for the use of ADH-1 in conjunction with melphalan for the treatment of Stage IIB/C, III, and IV malignant melanoma in 2008, and as a result, if approved, will have seven years of exclusivity in the United States from the approval date.

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

Risks Related to Owning Our Common Shares

We are a passive foreign investment company under U.S. tax law, which has adverse tax consequences for our U.S. stockholders.

As further described in Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” – “Material United States Federal and Canadian Income Tax Consequences” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we have determined that we are currently a Passive Foreign Investment Company, or PFIC, under U.S. tax law and likely will continue to be a PFIC at least until we develop a source of significant operating revenues. As a result, there may be adverse tax consequences to U.S. holders of our common shares. A U.S. holder whose holding period for our shares includes a period during which we are classified as a PFIC generally may be required to treat certain excess distributions with respect to our shares and gains realized on the disposition of our shares as ordinary income earned ratably over the holder’s holding period and may be subject to a special tax and interest charge on amounts treated as earned in the periods in which we are a PFIC. In addition, the holder’s shares may not receive a “stepped-up” basis upon a transfer at death. These PFIC tax rules may not apply if a U.S. holder makes an election for the first taxable year of the holder’s holding period to be taxed currently on the holder’s pro rata share of our ordinary earnings and net capital gain for any year we are a PFIC. Alternatively, a U.S. holder may avoid the special tax and interest charge on excess distributions and gains by making an election to mark the shares to market annually during any period in which we are a PFIC and our shares are treated as marketable shares. If a mark-to-market election is made, amounts included in or deducted from income pursuant to the election and actual gains and losses realized upon disposition generally may be treated as ordinary gains or losses. Whether or not an applicable election is made, if we are classified as a PFIC for the taxable year in which a dividend is paid, or for the preceding taxable year, a dividend paid to a non-corporate U.S. holder may not qualify for the reduced long-term capital gains rates. These tax issues could make our stock less attractive to U.S. investors and therefore negatively affect our stock price and the ability to sell our shares.

The market price of our common shares is highly volatile and could cause the value of your investment to significantly decline.

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From November 12, 2004 to May 13, 2008, the trading price of our stock fluctuated from a high closing price of CAD$2.09 per share to a low closing price of CAD$0.23 per share on the TSX, and from a high closing price of $1.71 per share to a low closing price of $0.20 per share on the AMEX. Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

Sale or issuance of a substantial number of our common shares in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. As of March 31, 2008, we had outstanding warrants to purchase approximately 7.6 million of our common shares at an exercise price of CAD$2.15 per share, and outstanding warrants to purchase approximately 48.2 million of our common shares at exercise prices ranging from $0.33 to $1.75. In addition, as of March 31, 2008, there were approximately 18.9 million common shares issuable upon the exercise of stock options granted by us of which approximately 2.9 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$2.18 per common share and approximately 15.9 million denominated in U.S. dollars and had a weighted average exercise price of $0.54 per common share. We may also issue further warrants as part of any future financings as well as the additional 1.8 million options to acquire our common shares currently remaining available for issuance under our stock option plan.

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

As of March 31, 2008, our current 5% stockholders beneficially own approximately 60% of our common shares. In particular, Southpoint Capital Advisors LP owns or exercises control over 41.5 million common shares, representing approximately 32% of the issued and outstanding common shares and 42% beneficially owned (assuming full exercise of the 20.8 million warrants issued to Southpoint Capital but no other outstanding warrants or options). In addition, Mr. Robert Butts, Co-Founder and Portfolio Manager of Southpoint Capital Advisors LP, serves as a member of our Board of Directors. Southpoint Capital, our other 5% stockholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to the election and removal of directors, an acquisition or merger with another company, certain equity transactions, a sale of substantially all of our assets, or amendments to our incorporating documents. These stockholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common shares or deprive our other stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company.

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

Adherex Technologies Inc.

Date: May 13, 2008	By:	/s/ William P. Peters
William P. Peters
Chairman & Chief Executive Officer
(principal executive officer)

Date: May 13, 2008	By:	/s/ James A. Klein, Jr.
James A. Klein, Jr.
Chief Financial Officer
(principal financial and chief accounting officer)