Form 10-Q
period 2008-06-30
ADHEREX TECHNOLOGIES INC
filed 2008-08-13
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 12, 2008, there were 128,226,787 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$10,378	$16,162
Cash pledged as collateral	55	55
Accounts receivable	37	21
Investment tax credits recoverable	151	164
Prepaid expense	52	130
Other current assets	28	29

Total current assets	10,701	16,561

Property and equipment	170	285
Leasehold inducements	324	363

Total assets	$11,195	$17,209

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$649	$532
Accrued liabilities	1,754	1,830
Other current liabilities	—	40

Total current liabilities	2,403	2,402

Deferred lease inducement	616	659

Total liabilities	3,019	3,061

Commitments and contingencies

Stockholders’ equity:
Common stock, no par value; unlimited shares authorized; 128,227 shares issued and outstanding	64,929	64,929
Additional paid-in capital	34,129	32,355
Deficit accumulated during development stage	(92,125)	(84,379)
Accumulated other comprehensive income	1,243	1,243

Total stockholders’ equity	8,176	14,148

Total liabilities and stockholders’ equity	$11,195	$17,209

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended		Cumulative From September 3, 1996 to June 30, 2008
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,572	2,646	5,947	5,803	58,358
Acquired in-process research and development	—	—	—	—	13,094
General and administrative	939	793	2,000	1,751	21,976

Total operating expenses	3,511	3,439	7,947	7,554	93,428

Loss from operations	(3,511)	(3,439)	(7,947)	(7,554)	(93,428)

Other income (expense):
Settlement of Cadherin Biomedical Inc. litigation	—	—	—	—	(1,283)
Interest expense	—	—	—	—	(19)
Other income	—	—	—	—	98
Interest income	69	260	201	407	2,665

Total other income (expense), net	69	260	201	407	1,461

Net loss and total comprehensive loss	$(3,442)	$(3,179)	$(7,746)	$(7,147)	$(91,967)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Weighted-average common shares used in computing basic and diluted net loss per common share	128,227	126,830	128,227	104,722

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended		Cumulative From September 3, 1996 to June 30, 2008
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cash flows from (used in): Operating activities:
Net loss	$(3,442)	$(3,179)	$(7,746)	$(7,147)	$(91,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	16	130	33	1,370
Non-cash Cadherin Biomedical Inc. litigation	—	—	—	—	1,187
Unrealized foreign exchange loss	—	—	—	—	9
Amortization of leasehold improvements	(2)	42	(4)	82	133
Non-cash severance	—	—	—	—	168
Stock-based compensation - consultants	19	33	38	33	662
Stock-based compensation - employees	422	1,241	1,736	1,404	6,490
Acquired in-process research and development	—	—		—	13,094
Changes in operating assets and liabilities	30	(652)	77	(3,338)	1,692

Net cash used in operating activities	(2,920)	(2,499)	(5,769)	(8,933)	(67,162)

Investing activities:
Purchase of capital assets	—	(36)	(15)	(36)	(1,440)
Disposal of capital assets	—	—	—	—	115
Release of restricted cash	—	—	—	—	190
Restricted cash	—	—	—	—	(209)
Purchase of short-term investments	—	—	—	—	(22,148)
Redemption of short-term investments	—	—	—	—	22,791
Investment in Cadherin Biomedical Inc.	—	—	—	—	(166)
Acquired intellectual property rights	—	—	—	—	(640)

Net cash used in investing activities	—	(36)	(15)	(36)	(1,507)

Financing activities:
Conversion of long-term debt to equity	—	—	—	—	68
Long-term debt repayment	—	—	—	—	(65)
Capital lease repayments	—	—	—	—	(8)
Issuance of common stock, net of issue costs	—	678	—	23,915	76,687
Registration expense	—	—	—	—	(465)
Proceeds from convertible note	—	—	—	—	3,017
Other liability repayments	—	—	—	—	(87)
Financing expenses	—	—	—	(544)	(544)
Security deposits received	—	—	—	—	28
Proceeds from exercise of stock options	—	—	—	—	51

Net cash provided in financing activities	—	678	—	23,915	78,682

Effect of exchange rate on cash and cash equivalents	—	—	—	—	365

Increase (decrease) in cash and cash equivalents	(2,920)	(1,857)	(5,784)	14,946	10,378
Cash and cash equivalents - Beginning of period	13,298	22,468	16,162	5,665	—

Cash and cash equivalents - End of period	$10,378	$20,611	$10,378	$20,611	$10,378

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Consolidated Statements of Stockholders’ Equity

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Number	Amount
Balance at June 30, 1996	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	1,600	—	—	—	—	—	—
Net loss	—	—	—	—	—	(37)	(37)

Balance at June 30, 1997	1,600	—	—	—	—	(37)	(37)
Net loss	—	—	—	—	—	(398)	(398)

Balance at June 30, 1998	1,600	—	—	—	—	(435)	(435)
Exchange of Adherex Inc. shares for Adherex Technologies Inc. shares	(1,600)	—	—	—	—	—	—
Issuance of common stock	4,311	1,615	—	—	—	—	1,615
Cumulative translation adjustment	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(958)	(958)

Balance at June 30, 1999	4,311	1,615	—	—	20	(1,393)	242
Issuance of common stock	283	793	—	—	—	—	793
Issuance of equity rights	—	—	—	171	—	—	171
Issuance of special warrants	—	—	—	255	—	—	255
Settlement of advances:
Issuance of common stock	280	175	—	—	—	—	175
Cancellation of common stock	(120)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(1,605)	(1,605)

Balance at June 30, 2000	4,754	2,583	—	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering (“IPO”)	1,333	5,727	—	—	—	(38)	5,689
Other	88	341	—	—	—	—	341
Issuance of special warrants	—	—	—	1,722	—	—	1,722
Conversion of special warrants	547	1,977	—	(1,977)	—	—	—
Issuance of Series A special warrants	—	—	—	4,335	—	—	4,335
Conversion of Series A special warrants	1,248	4,335	—	(4,335)	—	—	—
Conversion of equity rights	62	171	—	(171)	—	—	—
Cumulative translation adjustment	—	—	—	—	182	—	182
Net loss	—	—	—	—	—	(2,524)	(2,524)

Balance at June 30, 2001	8,032	15,134	—	—	218	(5,560)	9,792
Cumulative translation adjustment	—	—	—	—	11	—	11
Net loss	—	—	—	—		(3,732)	(3,732)

Balance at June 30, 2002	8,032	15,134	—	—	229	(9,292)	6,071

(The accompanying notes are an integral part of these consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Consolidated Statements of Stockholders’ Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Number	Amount
Balance at June 30, 2002	8,032	15,134	—	—	229	(9,292)	6,071
Common stock issued for Oxiquant acquisition	8,032	11,077	—	543	—	—	11,620
Exercise of stock options	5	4	—	—	—	—	4
Distribution to stockholders	—	—	—	—	—	(158)	(158)
Stated capital reduction	—	(9,489)	—	9,489	—	—	—
Stock options issued to consultants	—	—	—	4	—	—	4
Equity component of June convertible notes	—	—	—	1,058	—	—	1,058
Financing warrants	—	—	—	53	—	—	53
Cumulative translation adjustment	—	—	—	—	(159)	—	(159)
Net loss	—	—	—	—	—	(17,795)	(17,795)

Balance at June 30, 2003	16,069	16,726	—	11,147	70	(27,245)	698
Stock options issued to consultants	—	—	—	148	—	—	148
Repricing of warrants related to financing	—	—	—	18	—	—	18
Equity component of December convertible notes	—	—	—	1,983	—	—	1,983
Financing warrants	—	—	—	54	—	—	54
Conversion of June convertible notes	1,728	1,216	—	(93)	—	—	1,123
Conversion of December convertible notes	1,085	569	—	(398)	—	—	171
Non-redeemable preferred stock	—	—	1,045	—	—	—	1,045
December private placement	11,522	8,053	—	5,777	—	—	13,830
May private placement	4,669	6,356	—	2,118	—	—	8,474
Exercise of stock options	18	23	—	—	—	—	23
Amalgamation of 2037357 Ontario Inc.	800	660	(1,045)	363	—	—	(22)
Cumulative translation adjustment	—	—	—	—	(219)	—	(219)
Net loss	—	—	—	—	—	(6,872)	(6,872)

Balance at June 30, 2004	35,891	33,603	—	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	—	—	—	39	—	—	39
Stock options issued to employees	—	—	—	604	—	—	604
Cost related to SEC registration	—	(493)	—	—	—	—	(493)
Acquisition of Cadherin Biomedical Inc.	644	1,252	—	—	—	—	1,252
Cumulative translation adjustment	—	—	—	—	1,392	—	1,392
Net loss – six months ended December 31, 2004	—	—	—	—	—	(6,594)	(6,594)

Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654

(The accompanying notes are part of these consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Consolidated Statements of Stockholders’ Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Number	Amount
Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654
Financing costs	—	(141)	—	—	—	—	(141)
Exercise of stock options	15	25	—	—	—	—	25
Stock options issued to consultants	—	—	—	276	—	—	276
July private placement	6,079	7,060	—	1,074	—	—	8,134
Net loss	—	—	—	—	—	(13,871)	(13,871)

Balance at December 31, 2005	42,629	41,306	—	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	—	—	—	100	—	—	100
Stock options issued to employees	—	—	—	491	—	—	491
May private placement	7,753	5,218	—	822	—	—	6,040
Net loss	—	—	—	—	—	(16,440)	(16,440)

Balance at December 31, 2006	50,382	46,524	—	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	—	—	—	59	—	—	59
Stock options issued to employees	—	—	—	2,263	—	—	2,263
February financing	75,759	17,842	—	5,379	—	—	23,221
Exercise of warrants	2,086	563	—	131	—	—	694
Net loss	—	—	—	—	—	(13,357)	(13,357)

Balance at December 31, 2007	128,227	64,929	—	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	—	—	—	19	—	—	19
Stock options issued to employees	—	—	—	1,314	—	—	1,314
Net loss	—	—	—	—	—	(4,304)	(4,304)

Balance at March 31, 2008	128,227	64,929	—	33,688	1,243	(88,683)	11,177
Stock options issued to consultants	—	—	—	19	—	—	19
Stock options issued to employees	—	—	—	422	—	—	422
Net loss	—	—	—	—	—	(3,442)	(3,442)

Balance at June 30, 2008	128,227	$64,929	—	$34,129	$1,243	$(92,125)	$8,176

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Going Concern

These consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) that are applicable to a going concern which contemplates that Adherex Technologies Inc. will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is a development stage company and during the six months ended June 30, 2008 and has incurred a net loss of $7,746, had a significant deficit of $92,125 and has experienced negative cash flows from operations since inception in the amount of $67,162. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate.

The Company’s management is considering all financial alternatives and will seek to raise additional funds for operations from current stockholders, other potential investors, corporate partners, or other sources. This disclosure is not an offer to sell, nor a solicitation of an offer to buy the Company’s securities. While the Company is striving to achieve the above plans, there is no assurance that such funding will be available or obtainable on favorable terms.

The Company’s ability to continue as a going concern is dependent on the raising of additional financial resources. If the Company is unable to obtain adequate financial resources, it could be forced to cease operations. These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.	Nature of Operations

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

3.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s accounting policies are consistent with those presented in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. These unaudited interim condensed consolidated financial statements have been prepared in United States (“U.S.”) dollars.

The preparation of these unaudited interim condensed consolidated financial statements also conform in all material respects with generally accepted accounting principles in Canada (“Canadian GAAP”) except as described in Note 6 in the unaudited interim condensed consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim condensed consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

condensed consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of our financial position at June 30, 2008 and to state fairly the results for the periods presented.

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

The Company places its cash and cash equivalents in high credit quality investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. Therefore, the Company believes that its exposure due to the concentration of credit risk is minimal.

Common stock and warrants

At both June 30, 2008 and December 31, 2007, the Company had warrants outstanding to purchase common stock that were denominated in both U.S. and Canadian dollars, which results in the Company having warrants outstanding that are denominated outside the Company’s U.S. dollar functional currency.

In November 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5’). In June 2008, one of the conclusions reached under EITF 07-05 was a consensus-for-exposure that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock. This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer’s functional currency; such as the Company’s outstanding warrants to purchase common stock that are denominated in Canadian dollars. This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133. As a result, the Company’s outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock and would therefore be treated as derivative financial instruments and recorded at their fair value as a liability. EITF 07-05 will be effective for financial statements for fiscal years beginning after December 15, 2008 and earlier adoption is not permitted. Since the warrants to purchase common stock that are denominated in Canadian dollars expire on December 19, 2008, EITF 07-5 is not expected to have an effect on the Company’s results of operations and its financial condition unless the Company issues further equity instruments denominated outside its functional currency.

4.	Recent Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The Company is currently assessing the deferred portion of the pronouncement. As of January 1, 2008, the Company has adopted SFAS 157 for the fair value measurement of recurring items which has not had a material effect on the Company’s reported results of operations or financial condition.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, or SFAS 159, which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

period. This will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on the disclosures in the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting (“SFAS No. 162”). SFAS No. 162 indentifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its results of operations and its financial position.

5.	Stockholders’ Equity

Warrants to purchase common stock

At June 30, 2008, the Company had 7,567 investor warrants outstanding to purchase common stock priced in Canadian dollars with an exercise price of CAD $2.15 that expire on December 19, 2008.

At June 30, 2008, the Company had the following warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average exercise price of $0.46 and a weighted average remaining life of 1.49 years:

Warrant Description	Number Outstanding at June 30, 2008	Exercise Price In U.S. Dollars	Expiration Date
Investor warrants	1,824	$1.75	July 20, 2008
Broker warrants	4,818	$0.33	February 21, 2009
Investor warrants	38,794	$0.40	February 21, 2010
Investor warrants	2,326	$0.97	May 7, 2010

	47,762

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

During the six month periods ended June 30, 2008 and 2007, the Company recognized total stock-based compensation expense of $1,774 and $1,437, respectively.

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

Valuation assumptions

The fair value of options granted in the six month periods ended June 30, 2008 and 2007 were estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Six Months Ended June 30,
	2008	2007
Expected dividend	0%	0%
Risk-free interest rate	3.15%	4.76%
Expected volatility	85%	77%
Expected life in years	7	7

Stock option activity

The following is a summary of option activity for the six month period ended June 30, 2008 for stock options denominated in Canadian dollars:

	Number of Options	Weighted-average Exercise Price
Outstanding at December 31, 2007	2,939	CAD$	2.18
Granted	—		—
Exercised	—		—
Cancelled	—		—

Outstanding at June 30, 2008	2,939	CAD$	2.18

The following is a summary of option activity for the six month period ended June 30, 2008 for stock options denominated in U.S. dollars:

	Number of Options	Weighted-average Exercise Price
Outstanding at December 31, 2007	12,724	$0.58
Granted	3,243	0.38
Exercised	—	—
Cancelled	(19)	—

Outstanding at June 30, 2008	15,948	$0.54

The weighted average fair value per share of options granted during the six month periods ended June 30, 2008 and 2007 was $0.29 and $0.36. There was no intrinsic value in stock options outstanding at June 30, 2008.

6.	Canadian Generally Accepted Accounting Principles

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which conforms in all material respects to Canadian GAAP, except for the differences noted below and as more fully described in Note 15 in the Company’s annual audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. There are no differences in reported cash flow for the periods presented between U.S. and Canadian GAAP.

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

Unaudited Interim Consolidated Balance Sheets - Canadian GAAP:

	June 30, 2008	December 31, 2007
Assets
Current assets	$10,701	$16,561
Leasehold inducements	324	363
Property and equipment	170	285
Acquired intellectual property rights (2)	8,124	9,028

Total assets	$19,319	$26,237

Liabilities
Current liabilities	$2,403	$2,402
Deferred lease inducement	616	659
Future income taxes (2)	2,222	2,474

Total liabilities	5,241	5,535

Stockholders’ equity
Common stock	64,891	64,891
Contributed surplus	36,357	34,583
Accumulated other comprehensive income	5,850	5,850
Deficit accumulated during the development stage	(93,020)	(84,622)

Total stockholders’ equity	14,079	20,702

Total liabilities and stockholders’ equity	$19,319	$26,237

Unaudited Interim Consolidated Statement of Operations - Canadian GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss in accordance with U.S. GAAP	$(3,442)	$(3,179)	$(7,746)	$(7,147)
Adjustments to reconcile to Canadian GAAP:
License fee paid (2)	—	—	—	1,000
License fee amortization (2)	(36)	(36)	(72)	(48)
Acquired intellectual property rights amortization (2)	(416)	(452)	(832)	(904)
Future income taxes - intellectual property (2)	126	165	252	330

Net and total comprehensive loss in accordance with Canadian GAAP	$(3,768)	$(3,502)	$(8,398)	$(6,769)

Net loss per share of common stock, basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.06)

Weighted-average number of shares of common stock outstanding, basic and diluted	128,227	126,830	128,227	104,722

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

Notes to the Interim Condensed Consolidated Financial Statements - Canadian GAAP (unaudited):

1.	Summary of Significant Accounting Policies

Recent accounting pronouncements

Effective January 1, 2008, the Company adopted the following Canadian Institute of Chartered Accountants (“CICA”) accounting pronouncements:

Financial Instruments – Disclosures, Section 3862, describes the required disclosures related to the significance of financial instruments on the entity’s financial position and performance, and the nature and extent of risks arising from financial instruments to which the entity is exposed and how the entity manages those risks. This section replaces the disclosure standards of Section 3861, Financial Instruments - Disclosure and Presentation.

Financial Instruments – Presentation, Section 3863, establishes standards for presentation of financial instruments and non-financial derivatives. It replaces the presentation standards of Section 3861, Financial Instruments – Disclosure and presentation.

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

Under U.S. GAAP, the cost of acquired technology is charged to expense as in-process research and development (“IPRD”) when incurred if the feasibility of such technology has not been established and no future alternative use exists. Canadian GAAP requires the capitalization and amortization of the costs of acquired technology. This difference increases the net loss from operations under U.S. GAAP in the year the technology is acquired and reduces the net loss under U.S. GAAP in subsequent periods because there is no amortization expense.

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

On March 1, 2007, the Company purchased all of GlaxoSmithKline’s (“GSK”) remaining options to buy back eniluracil under the license agreement for a fee of $1,000. Under U.S. GAAP, the cost of the license fee paid to GSK was charged to expense as IPRD since the feasibility of such technology has not been established and no future alternative use exists. Canadian GAAP requires the capitalization and amortization of this acquired intellectual property. The intellectual property is being amortized over the estimated useful life of seven years on a straight-line basis.

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

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

The Company is exposed to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim. The Company has not elected to employ the use of derivative instruments. The Company does hold Canadian dollars which is used to pay certain Canadian denominated obligations. At June 30, 2008 the Company held cash and cash equivalents totaling $1,289 in Canadian dollars and had current liabilities totaling $172.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with generally accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements also conform in all material respects with generally accepted accounting principles in Canada, or Canadian GAAP, except as described in Note 6 in the interim condensed consolidated financial statements and as more fully described in Note 15 in our annual consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

We operate in a highly competitive environment that involves significant risks and uncertainties, some of which are beyond our control. Our actual results, performance or achievements may be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “expect,” “might”, “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements with respect to (1) our anticipated commencement dates, completion dates and results of clinical trials; (2) our anticipated progress and costs of our clinical and preclinical research and development programs; (3) our corporate and development strategies; (4) our expected results of operations; (5) our anticipated levels of expenditures; (6) our ability to protect our intellectual property; (7) the anticipated applications and efficacy of our drug candidates; (8) our ability to attract and retain key employees; (9) our efforts to pursue collaborations with the government, industry groups or other companies; (10) the nature and scope of potential markets for our drug candidates; and (11) our anticipated sources and uses of cash, cash equivalents and short-term investments. All statements, other than statements of historical fact, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. We include forward-looking statements because we believe it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including those discussed in this Quarterly Report in “Part II Other Information-Item 1A. Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements.

Overview

We are a biopharmaceutical company focused on cancer therapeutics with preclinical and clinical product candidates in development. Our clinical product portfolio includes:

•

Eniluracil, a dihydropyrimidine dehydrogenase, or DPD, inhibitor that we are developing to enhance the therapeutic value and effectiveness of 5-fluorouracil, or 5-FU, one of the world’s most widely used oncology agents. 5-FU is currently used intravenously, as first or second-line therapy for a variety of cancers, including colorectal, breast, gastric, head and neck, ovarian and basal cell cancer of the skin, among others. Eniluracil allows 5-FU to be given orally and was previously under development by GlaxoSmithKline, or GSK. We have two clinical trials ongoing, a Phase I and a Phase I/II trial, combining eniluracil and oral 5-FU to establish the safety, tolerability and initial effectiveness of our proprietary combination. Patients received a single, weekly dose of eniluracil followed by a single, weekly dose of oral 5-FU as high as 160 mg. Single, high doses of 5-FU were associated with certain dose limiting toxicities. The study has been amended, and patients will receive a single dose of eniluracil, as before, followed by a divided dose schedule of oral 5-FU every 12 hours for four to six doses. We expect to complete the patient enrollment in the Phase I studies by the end of 2008.

•

ADH-1, an anti-cancer drug that selectively targets N-cadherin present on certain tumor cells and tumor blood vessels. We currently have two combination clinical studies ongoing, a Phase I study using systemic ADH-1 in combination with three different systemic chemotherapy agents and a Phase I/II study combining systemic ADH-1 with regional melphalan for the treatment of melanoma. The Phase I/II melanoma study has been expanded to accrue up to 56 patients. Currently, we have enrolled 37 patients in the Phase I/II melanoma study and we expect to complete patient enrollment in the second half of 2008. Patient enrollment in our Phase I ADH-1 combination study was completed in April 2008 and we are in the process of evaluating the full dataset.

•

STS, a chemoprotectant that has been shown in Phase I and Phase II clinical studies conducted by investigators at Oregon Health & Science University, or OHSU, to reduce the disabling loss of hearing in patients treated with platinum-based anti-cancer agents. In October 2006, we entered into an agreement with the International Childhood Liver Tumour Strategy Group, known as SIOPEL, for the conduct of a Phase III clinical trial using STS in participating centers in up to 33 countries. In March 2008, we announced the activation of a Phase III study with the Children’s Oncology Group or COG. Both the SIOPEL and COG studies are exploring the safety and efficacy of STS as a hearing protectant during platinum-based chemotherapy and are expected to take at least three years to complete patient enrollment. We also plan to initiate another STS Phase III trial in the U.S. in adult head and neck cancer patients to evaluate hearing loss protection during platinum-based chemotherapy and radiation therapy. In May 2008, we completed a license agreement with the Netherlands Cancer Institute—Antoni van Leeuwenhoek Hospital for the exclusive use of data from a completed Phase III trial using STS to prevent hearing loss in adults with head and neck cancer. The agreement also includes an exclusive license to data from a planned study intended to provide long-term follow-up on the hearing status, disease-free status and overall survival of patients from the completed Phase III trial.

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

We have not received any revenues to date through the sale of our products and do not expect to have significant revenues until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, milestone payments, royalties, up-front payments or other revenue. As of June 30, 2008, our deficit accumulated during development stage was approximately $92.1 million.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the potential commercialization of our product candidates. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of product candidates, will depend on the results of our clinical trials, the availability of financial resources and any directives from regulatory agencies, which are difficult to predict . Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated with our facilities in the Research Triangle Park, North Carolina in support of our drug development programs.

Results of Operations

Six months ended June 30, 2008 versus six months ended June 30, 2007:

In thousands of U.S. Dollars	Six Months Ended June 30, 2008%		Six Months Ended June 30, 2007%		Change
Revenue	$-		$-		$—

Operating expenses:
Research and development	5,947	75%	5,803	77%	144
General and administration	2,000	25%	1,751	23%	249

Total operating expense	7,947	100%	7,554	100%	393

Loss from operations	(7,947)		(7,554)		(393)

Interest income	201		407		(206)

Net loss and total comprehensive loss	$(7,746)		$(7,147)		$(599)

•

Total operating expenses increased in the six months ended June 30, 2008, as compared to the same period in 2007 primarily due to an increase in stock-based compensation expense. Stock-based compensation expense totaled $1.8 million in the six months ended June 30, 2008, as compared to $1.4 million for the six months ended June 30, 2007. During the first quarter of 2008, we issued 3.2 million stock options with immediate vesting. The increase in stock-based compensation expense was offset by lower cash expenses in research and development during the six months ended June 30, 2008, as compared to same period in 2007, due to our $1.0 million payment to purchase all of GSK’s remaining options to buy back eniluracil under our license agreement during 2007.

•

The decrease in interest income in the six months ended June 30, 2008, as compared to the same period in 2007, is due to less cash on hand at June 30, 2008 as compared to June 30, 2007. In addition, interest rates were lower in the six months ended June 30, 2008, as compared to the same period in 2007.

Three months ended June 30, 2008 versus three months ended June 30, 2007:

In thousands of U.S. Dollars	Three Months Ended June 30, 2008%		Three Months Ended June 30, 2007%		Change
Revenue	$-		$-		$—

Operating expenses:
Research and development	2,572	73%	2,646	77%	(74)
General and administration	939	27%	793	23%	146

Total operating expense	3,511	100%	3,439	100%	72

Loss from operations	(3,511)		(3,439)		(72)

Interest income	69		260		(191)

Net loss and total comprehensive loss	$(3,442)		$(3,179)		$(263)

•

Total operating expenses increased in the three months ended June 30, 2008, as compared to the same period in 2007, primarily due to an increase in external consulting expenditures included in general and administrative expenses.

•

The decrease in interest income in the three months ended June 30, 2008, as compared to the same period in 2007 is due to less cash on hand at June 30, 2008 as compared to June 30, 2007. In addition, interest rates were lower in the three months ended June 30, 2008 as compared to the same period in 2007.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through June 30, 2008, as prepared under U.S. GAAP (dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
September 30, 2006	$(4,648)	$(0.09)
December 31, 2006	$(4,761)	$(0.09)
March 31, 2007	$(3,968)	$(0.05)
June 30, 2007	$(3,179)	$(0.03)
September 30, 2007	$(3,202)	$(0.02)
December 31, 2007	$(3,008)	$(0.02)
March 31, 2008	$(4,304)	$(0.03)
June 30, 2008	$(3,442)	$(0.03)

Liquidity and Capital Resources

	June 30,	December 31,
In thousands, except share data	2008	2007
Selected Asset and Liability Data:
Cash and cash equivalents	$10,378	$16,162
Working capital	8,298	14,159
Selected Stockholders’ Equity Data:
Common stock	$64,929	$64,929
Deficit accumulated during the development stage	(92,125)	(84,379)
Total stockholders’ equity	8,176	14,148

We have financed our operations since inception on September 3, 1996 through the sale of equity and debt securities and have raised gross proceeds totaling approximately $86.0 million through June 30, 2008. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $92.1 million as of June 30, 2008. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, royalties, milestone payments, up-front payments or other revenue.

The net cash used in operating activities totaled $5.8 million for the six months ended June 30, 2008, as compared to $8.9 million in the same period during 2007. The decrease is primarily due to the $1.0 million payment to GSK in March 2007 and increased cash payments to vendors during the first quarter of 2007 from our improved liquidity as a result of our February 2007 equity offering.

At June 30, 2008, our working capital decreased by approximately $5.9 million as compared to December 31, 2007 due to the funding of general corporate operations.

We believe that our current cash and cash equivalents of $10.4 million will be sufficient to satisfy our anticipated capital requirements to June 30, 2009. In February 2008, we revised our clinical development strategy and implemented a plan which has allowed us to extend our existing financial resources by delaying certain clinical trial and drug manufacturing commitments. The revisions primarily relate to planned combination studies with ADH-1 and future planned orders for the manufacturing of ADH-1. We do not anticipate these revisions to have a significant impact on our overall development plan. Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; our drug substance requirements to support clinical programs; our ability to enter into collaborations that provide us with funding, up-front payments, milestone or other payments; our ability to obtain additional financial resources; change in the focus, direction, or costs of our research and development programs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

To finance our operations beyond June 30, 2009, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. There can be no assurance that we will be able to raise the necessary capital or that such funding will be available on favorable terms or at all and as a result, substantial doubt exists that we will be able to finance our operations beyond June 30, 2009.

Outstanding Share Information

The outstanding share data for the Company as of June 30, 2008 (in thousands):

June 30, 2008
Common shares	128,227
Warrants	55,329
Stock options	18,887

Total	202,443

Financial Instruments

At June 30, 2008, we held cash and cash equivalents of $10.4 million, which consisted primarily of highly liquid money market funds.

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

Off-Balance Sheet Arrangements

Since our inception, we have not had any material off-balance sheet arrangements. In addition, we do not engage in trading activities involving non-exchange trade contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such activities.

Contractual Obligations and Commitments

Since our inception, inflation has not had a material effect on our operations. We had no material commitments for capital expenses as of June 30, 2008.

The following table represents our contractual obligations and commitments at June 30, 2008 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Englert Lease (1)	$92	$144	$—	$—	$236
Maplewood Lease (2)	337	1,166	67	—	1,570
Drug purchase commitments (3)	711	277	31	—	1,019
McGill License (4)	517	1,292	—	—	1,809
OHSU License (5)	—	—	—	—	—
GSK License (6)	—	—	—	—	—
Netherlands Cancer Institute - Antoni van Leeuwenhoek Hospital License (7)	252	—	—	—	252

Total	$1,909	$2,879	$98	$—	$4,886

(1)	In April 2004, we entered into a lease for facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease. In July 2008, we entered into an agreement with another company to sublease this facility.
(2)	In August 2005, we entered into a lease for new office and laboratory facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease.
(3)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.
(4)	Research obligations are shown in the table. Royalty payments, which are contingent on sales, are not included.
(5)	Under the license agreement with OHSU for STS, we are required to pay specified amounts in the event that we complete certain Adherex-initiated clinical trials. For example, upon the successful completion of the Phase III clinical trial with SIOPEL or COG, we may become responsible for a payment to OHSU of up to $0.5 million. In addition, under the license agreement upon the first commercial sale of STS we may become responsible for another payment to OHSU of up to $0.3 million. Royalty payments, which are contingent on sales, are not included.
(6)	Royalty and milestone payments that we may be required to pay, which are contingent on sales or progress of clinical trials, are not included. Under the terms of the Development and License Agreement with GSK, if we file an NDA with the FDA, we may be required to pay a development milestone of $5.0 million to GSK. Depending upon whether the NDA is approved by the FDA and whether eniluracil becomes a commercial success, we may be required to pay up to an additional $70.0 million in development and sales milestones for the initial approved indication, plus double-digit royalties based on annual net sales. We may also be required to pay up to $15.0 million to GSK for each FDA-approved indication.
(7)	In May 2008, we completed a license agreement with the Netherlands Cancer Institute - Antoni van Leeuwenhoek Hospital for the exclusive use of data from a completed Phase III trial with STS to prevent hearing loss in adults with head and neck cancer. The payment amounts shown in the table above are contingent upon a quality assurance audit of the data from the study.

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

Research and development expenses totaled $5.9 million and $5.8 million for the six months ended June 30, 2008 and 2007, respectively.

Eniluracil, is a DPD inhibitor that is being developed to enhance the therapeutic value and effectiveness of 5-FU, one of the world’s most widely-used oncology agents. 5-FU is currently used intravenously, as first or second-line therapy for a variety of cancers, including colorectal, breast, gastric, head and neck, ovarian and basal cell cancer of the skin, among others. Eniluracil allows 5-FU to be given orally and was previously under development by GSK. GSK advanced eniluracil into a large Phase III development program which did not produce positive clinical results. We developed a hypothesis for why the Phase III program was not successful and licensed the drug from GSK in July 2005. We conducted a clinical proof of mechanism trail that supported our hypothesis and demonstrated that a modified dose ratio between eniluracil and oral 5-FU, along with a different dosing schedule explained GSK’s poor clinical results. We now have the combination of eniluracil and oral 5-FU in ongoing Phase I/II clinical trials that are intended to determine the maximum tolerated dose, or MTD, of oral 5-FU in combination with eniluracil. We have not determined an MTD in our U.S. clinical trial, but have recently amended the study. Patients were receiving a once weekly dose of eniluracil, followed by a once weekly oral dose of oral 5-FU as high as 160 mg. Single, high doses of oral 5-FU were associated with certain dose limiting toxicities. We have amended the study so that patients receive a single dose of eniluracil, as they did before, followed by smaller, divided doses of oral 5-FU. Once an MTD has been determined, we plan to commence a Phase II clinical trial in breast cancer. The ongoing Asian Phase I/II clinical trial of eniluracil in combination with oral 5-FU in liver (hepatocellular) cancer, that has also been using a single dose of 5-FU weekly, will be amended so that patients receive a split dose of oral 5-FU as described above. To date, we have enrolled 38 patients in the Phase I trial and seven patients in the Phase I/II trial and expect to complete patient enrollment in the Phase I study and the Phase I portion of the Phase I/II study by the end of this year. We incurred $2.3 million of internal and external expense for eniluracil during the six months ended June 30, 2008.

ADH-1 is a small peptide molecule that selectively targets N-cadherin, a protein present on certain tumor cells and tumor blood vessels. We have completed our single agent Phase I and Phase II studies for ADH-1 and based on encouraging data from our preclinical combination studies, we have initiated a clinical program with ADH-1 in combination with various chemotherapeutic agents. In October 2006, we initiated a Phase I study intended to define the dose limiting toxicities and MTD of ADH-1 in combination with three separate chemotherapies: ADH-1 + docetaxel (Taxotere®), ADH-1 + carboplatin (a generically available agent), and ADH-1 + capecitabine (Xeloda® ). In April 2008, we completed patient enrollment and we are in the process of evaluating the full dataset. Our Phase I study combining systemic ADH-1 in combination with regionally-infused melphalan for the treatment of melanoma has been expanded into a Phase II study to include up to eight clinical centers and accrue up to 56 patients. Currently, we have enrolled 37 patients in this melanoma study and expect to complete patient enrollment in the second half of 2008. We incurred $3.1 million of internal and external expense for ADH-1 during the six months ended June 30, 2008.

STS is a chemoprotectant that has been shown in Phase I and Phase II clinical studies conducted by investigators at OHSU to reduce the loss of hearing in patients, both adults and children, treated with platinum-based chemotherapy agents. In 2007, the results of a Phase III trial conducted by the Netherlands Cancer Institute—Antoni van Leeuwenhoek Hospital, or NCI-AVL, in adults with head and neck cancer treated with cisplatin were reported demonstrating that STS was able to protect against cisplatin-induced hearing loss without any apparent affect on anticancer treatment efficacy of cisplatin two years after treatment. In May 2008, we completed a license agreement with the NCI-AVL for the exclusive use of the data from the completed Phase III trial with STS to prevent hearing loss in adults with head and neck cancer. The agreement also includes an exclusive license to data from a planned long-term study intended to provide follow-up on the hearing status, disease-free status and overall survival of patients from the completed Phase III trial. In October 2007, we announced the launch of a Phase III trial with SIOPEL which is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers in up to 33 countries. Patients will be randomized to receive either cisplatin alone, a platinum-based drug associated with frequent hearing loss, or cisplatin plus STS. The study, which will be coordinated through the Children’s Cancer and Leukaemia Group in the United Kingdom, will compare the level of hearing loss associated with cisplatin alone versus the combination of cisplatin plus STS, as well as the safety, tolerability and anti-tumor activity in both arms of the study. In March 2008, we announced the activation of a Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group, or COG. The goal of this Phase III study is to evaluate whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children will be one to eighteen years of age who are to receive cisplatin according to their disease-specific regimen and, upon enrollment onto this study, will be randomized to receive STS or not. The trial is expected to enroll up to 120 patients over approximately three years in up to 230 COG centers in the United States, Canada, Australia and Europe. Both SIOPEL and COG will fund the clinical activities for these studies and we will be responsible for providing the drug and drug distribution. We also plan to initiate an STS Phase III study in the U.S. in adult patients with head and neck cancer to evaluate hearing loss protection during platinum-based chemotherapy and radiation therapy by the end of the year. We incurred $0.6 million of internal and external expense for STS during the six months ended June 30, 2008.

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

At June 30, 2008, we had warrants to purchase common stock that were denominated in both U.S. and Canadian dollars, which results in our having warrants outstanding that are denominated outside its U.S. dollar functional currency.

In November 2007, the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5’). In June 2008, one of the conclusions reached under EITF 07-05 was a consensus-for-exposure that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock. This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer’s functional currency; such as our outstanding warrants to purchase common stock that are denominated in Canadian dollars. This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133. As a result, our outstanding warrants denominated in Canadian dollars are not considered to be indexed to our stock and would therefore be treated as derivative financial instruments and recorded at their fair value as a liability. EITF 07-05 will be effective for financial statements for fiscal years beginning after December 15, 2008 and earlier adoption is not permitted. Since the warrants to purchase common stock that are denominated in Canadian dollars expire on December 19, 2008, EITF 07-5 is not expected to have an effect on our results of operations and our financial condition unless we issue further equity instruments denominated outside our functional currency.

Recent Accounting Pronouncements

In June 2007, the EITF issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3, which provides guidance for up-front payments related to goods and services of research and development costs. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, or SFAS 159, which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. This will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements,” or SFAS 157 and is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. We are currently assessing the deferred portion of the pronouncement. As of January 1, 2008, we have adopted SFAS 157 for the fair value measurement of recurring items which has not had a material effect on our reported financial position or result of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting,” or SFAS No. 162. SFAS No. 162 indentifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our results of operations and its financial condition.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research and license obligations payable to McGill. At June 30, 2008 we held approximately $1.3 million in Canadian dollars. We monitor our commitments in Euros, British pounds, and Pacific Rim currencies and may utilize derivatives in the future to minimize our foreign currency risks.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act) as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

An investment in our common stock involves a significant risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot reasonably foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than currently expected. There are a number of important factors that could cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements in this report. These factors include, without limitation, the risk factors listed below and other factors presented throughout this report and any other documents filed by us with the SEC.

Risks Related to Our Business

We will need to raise substantial additional funds in the future to continue our operations.

We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements to June 30, 2009. Our projections of our capital requirements through June 30, 2009 and beyond are subject to substantial uncertainty. Our current and future working capital requirements may change depending upon numerous factors, including: results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; our drug substance requirements to support clinical programs; our ability to enter into collaborations that provide us with funding, up-front payments, milestone or other payments; changes in the focus, direction, or costs of our research and development programs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and our commercialization activities, if any. Any such change could mean additional capital may be required earlier than June 2009 or more capital thereafter may be required than we had anticipated. To finance our operations beyond June 2009, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. We might not be able to raise the necessary capital or such funding may not be available on favorable terms or at all. If we cannot obtain adequate funding we might be required to delay, scale back or eliminate certain research and development studies, consider business combinations or shut down some, or all of our operations.

We have a history of significant losses and have had no revenues to date through the sale of our products. If we do not generate significant revenues, we will not achieve profitability.

To date, we have been engaged primarily in research and development activities. We have had no revenues to date through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, milestone payments, royalties, up-front payments or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We have experienced net losses of approximately $7.7 million for the six months ended June 30, 2008, $13.4 million for the fiscal year ended December 31, 2007, $16.4 million for the fiscal year ended December 31, 2006 and $13.9 million for the fiscal year ended December 31, 2005. As of June 30, 2008, we had an accumulated deficit of approximately $92.1 million. We anticipate incurring substantial additional losses over the next several years due to the need to expend substantial amounts on our continuing clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate, through preclinical studies with animals and clinical trials with humans, that our product candidates are safe and effective for use in each target indication. To date, we have performed only limited clinical trials, and we have only done so with some of our product candidates. Much of our testing has been conducted on animals or on human cells in the laboratory, and the benefits of treatment seen in animals may not ultimately be obtained in human clinical trials. As a result, we will need to perform significant additional research and development and extensive preclinical and clinical testing prior to any application for commercial use. We may suffer significant setbacks in clinical trials, and the trials may demonstrate our product candidates to be unsafe or ineffective. We may also encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials, which would increase our development costs and harm our financial results and commercial prospects. Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, including a significant delay in the activation of our STS Phase III study with COG and the ongoing Phase I clinical trial of eniluracil in combination with oral 5-FU and we may experience significant delays in the future. If patients are unwilling to participate in our trials because of competitive clinical trials for similar patient populations, perceived risk or any other reason, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. Other factors that may result in significant delays include obtaining regulatory or ethics review board approvals for proposed trials, reaching agreement on acceptable terms with prospective clinical trial sites, and obtaining sufficient quantities of drug for use in the clinical trials. Such delays could result in the termination of the clinical trials altogether.

Regulatory approval of our product candidates is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

Development, manufacture and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including eniluracil, ADH-1 and STS, our product candidates that are farthest along in development and the regulatory process.

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

In addition to the collaborative arrangements above, we have received approval from the Drug Development Group of the U.S. National Cancer Institute’s Division of Cancer Treatment and Diagnosis, or NCI, for a Level III collaboration for the clinical development of our lead biotechnology compound, ADH-1. The NCI has no obligation to sponsor future clinical trials of ADH-1 or perform any preclinical work for us and may terminate the collaboration at any time, as may we. To date, the NCI has not commenced any studies using ADH-1. The success of our business strategy will be dependent on our ability to maintain current and enter into new collaborations with other industry participants that advance the development and clinical testing of, regulatory approval for and commercialization of our product candidates, as well as collaborations that provide us with funding, such as licensing fees, milestone payments, royalties, up-front payments or otherwise. We may not be successful in maintaining current collaborations or establishing any future collaborations and any collaborations we have or may establish may not lead to the successful development of our product candidates.

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

Our planned future growth will strain our management, human, operational, financial and other resources. As of June 30, 2008, we had twenty-one (21) full-time employees. We also use contractors as needed, primarily within clinical development, with approximately five (5) full time equivalents at June 30, 2008. In order to manage our future growth effectively, we will have to implement and improve operational, financial, manufacturing and management information systems and to expand, train, manage and motivate our employees. To the extent that we are unable to manage our growth effectively, we may not be able to successfully accomplish our business objectives.

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

The value of our technology will depend in part upon our ability, and those of our collaborators, to obtain patent protection or licenses to patents, maintain trade secret protection and operate without infringing on the rights of third parties. Although we have successfully pursued patent applications in the past, it is possible that:

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

Some of our product candidates, including STS, are currently only covered by “method of use” patents, which cover the use of certain compounds to treat specific conditions, and not by “composition of matter” patents, which would cover the chemical composition of the compound. Method of use patents provides less protection than composition of matter patents because of the possibility of off-label competition if other companies develop or market the compound for other uses. If another company markets a drug that we expect to market under the protection of a method of use patent, physicians may prescribe the other company’s drug for use in the indication for which we obtain approval and have a patent, even if the other company’s drug is not approved for such an indication. Off-label use and sales could limit our sales and exert pricing pressure on any products we develop covered only by method of use patents. Also, it may be more difficult to find a collaborator to license or support the development of our product candidates that are only covered by method of use patents.

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

The biotechnology and pharmaceutical industry, and in particular the field of cancer therapeutics where we focus, is very competitive. Many companies and research organizations are engaged in the research, development and testing of new cancer therapies or means of increasing the effectiveness of existing therapies, including, among many others, Abbott Laboratories, Amgen, Antisoma, Adventrix, AstraZeneca, Bayer, Bristol-Myers Squibb, EntreMed, Genentech, Johnson & Johnson, Merck & Co., NeoPharm, Novartis, Onyx, OSI Pharmaceuticals, OXiGENE, Peregrine Pharmaceuticals, Pfizer, Roche, Sanofi-Aventis, and Taiho. Many of these companies have marketed drugs or are developing targeted cancer therapeutics which, depending upon the mechanism of action of such agents could thus be competitors.

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

The use of our product candidates in clinical trials and for commercial applications, if any, may expose us to liability claims in the event that such product candidates cause injury or death or result in other adverse effects. These claims could be made by health care institutions, contract laboratories, and subjects participating in our clinical studies, patients or others using our product candidates. In addition to liability claims, certain serious adverse events could require interruption, delay and/or discontinuation of a clinical trial and potentially prevent further development of the product candidate. We carry clinical trial insurance with a policy limit of $5.0 million, but the coverage may not be sufficient to protect us from legal expenses and liabilities we might incur. Litigation is very expensive, even if we are successful. In addition, our existing coverage may not be adequate if we further develop products, and future coverage may not be available in sufficient amounts or at reasonable cost. Adverse liability claims may also harm our ability to obtain or maintain regulatory approvals.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From November 12, 2004 to August 12, 2008, the trading price of our stock fluctuated from a high closing price of CAD$2.09 per share to a low closing price of CAD$0.15 per share on the TSX, and from a high closing price of $1.71 per share to a low closing price of $0.15 per share on the AMEX. Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

Sale or issuance of a substantial number of our common shares in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. As of June 30, 2008, we had outstanding warrants to purchase approximately 7.6 million of our common shares at an exercise price of CAD$2.15 per share, and outstanding warrants to purchase approximately 47.8 million of our common shares at exercise prices ranging from $0.33 to $1.75. In addition, as of June 30, 2008, there were approximately 18.9 million common shares issuable upon the exercise of stock options granted by us of which approximately 2.9 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$2.18 per common share and approximately 15.9 million were denominated in U.S. dollars and had a weighted average exercise price of $0.54 per common share. We may also issue further warrants as part of any future financings as well as the additional 1.7 million options to acquire our common shares currently remaining available for issuance under our stock option plan.

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

As of June 30, 2008, our current 5% stockholders beneficially own approximately 60% of our common shares. In particular, Southpoint Capital Advisors LP owns or exercises control over 41.5 million common shares, representing approximately 32% of the issued and outstanding common shares and 42% beneficially owned (assuming full exercise of the 20.8 million warrants issued to Southpoint Capital but no other outstanding warrants or options). In addition, Mr. Robert Butts, Co-Founder and Portfolio Manager of Southpoint Capital Advisors LP, serves as a member of our Board of Directors. Southpoint Capital, our other 5% stockholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to the election and removal of directors, an acquisition or merger with another company, certain equity transactions, a sale of substantially all of our assets, or amendments to our incorporating documents. These stockholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common shares or deprive our other stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company.

Item 4. Submission of Matters to a Vote of Security Holders

On May 14, 2008, the Company held its Annual General Meeting of Shareholders for the purpose of voting on:

(i) The election of the following slate of directors to the Board of Directors to serve until the next annual meeting of shareholders of the Company or until such person’s successor is duly elected or appointed: Dr. William P. Peters, Dr. Donald W. Kufe, Mr. Michael Martin, Dr. Fred H. Mermelstein, Dr. Peter Morand, Dr. Robin J. Norris, Dr. Arthur T. Porter, Mr. Claudio F. Bussandri, Mr. William G. Breen and Mr. Robert W. Butts.

	For	Against or Withheld	Abstained	Broker Non-Votes
Election of Directors	53,044,712	1,365,870	N/A	N/A

(ii) The appointment of PricewaterhouseCoopers LLP as independent auditors for the ensuing year and the authorization by the directors of Adherex to fix the auditors’ renumeration:

	For	Against or Withheld	Abstained	Broker Non-Votes
PricewaterhouseCoopers LLP	54,199,333	211,249	N/A	N/A

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.21*	License Agreement entered into on May 13, 2008 between Adherex Technologies Inc. and Stichting Antoni van Leeuwenhoek Ziekenhuis				X

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002				X

*	The registrant has requested confidential treatment with respect to certain provisions of this exhibit. Such provisions have been omitted from this exhibit and filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: August 12, 2008	By:	/s/ William P. Peters
William P. Peters
Chairman & Chief Executive Officer
(principal executive officer)

Date: August 12, 2008	By:	/s/ James A. Klein, Jr.
James A. Klein, Jr.
Chief Financial Officer
(principal financial and chief accounting officer)