Form 10-Q
period 2008-09-30
ADHEREX TECHNOLOGIES INC
filed 2008-11-12
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 11, 2008, there were 128,226,787 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$7,882	$16,162
Cash pledged as collateral	55	55
Accounts receivable	33	21
Investment tax credits recoverable	149	164
Prepaid expense	54	130
Other current assets	28	29

Total current assets	8,201	16,561

Property and equipment	153	285
Leasehold inducements	304	363

Total assets	$8,658	$17,209

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$990	$532
Accrued liabilities	1,914	1,830
Other current liabilities	—	40

Total current liabilities	2,904	2,402

Deferred lease inducement	600	659

Total liabilities	3,504	3,061

Commitments and contingencies

Stockholders’ equity:
Common stock, no par value; unlimited shares authorized; 128,227 shares issued and outstanding	64,929	64,929
Additional paid-in capital	34,436	32,355
Deficit accumulated during development stage	(95,369)	(84,379)
Accumulated other comprehensive income	1,158	1,243

Total stockholders’ equity	5,154	14,148

Total liabilities and stockholders’ equity	$8,658	$17,209

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		Cumulative From September 3, 1996 to September 30, 2008

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,821	2,490	8,768	8,293	61,179
Acquired in-process research and development	—	—	—	—	13,094
General and administrative	478	966	2,478	2,717	22,454

Total operating expenses	3,299	3,456	11,246	11,010	96,727

Loss from operations	(3,299)	(3,456)	(11,246)	(11,010)	(96,727)

Other income (expense):
Settlement of Cadherin Biomedical Inc. litigation	—	—	—	—	(1,283)
Interest expense	—	—	—	—	(19)
Other income	—	—	—	—	98
Interest income	55	254	256	661	2,720

Total other income (expense), net	55	254	256	661	1,516

Net loss	$(3,244)	$(3,202)	$(10,990)	$(10,349)	$(95,211)

Other comprehensive loss, unrealized foreign exchange loss on cash and cash equivalents, net of tax	(85)	—	(85)	—

Comprehensive loss	$(3,329)	$(3,202)	$(11,075)	$(10,349)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.09)	$(0.09)

Weighted-average common shares used in computing basic and diluted net loss per common share	128,227	128,227	128,227	112,643

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		Cumulative From September 3, 1996 to September 30, 2008

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cash flows from (used in):
Operating activities:
Net loss	$(3,244)	$(3,202)	$(10,990)	$(10,349)	$(95,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	24	147	57	1,387
Non-cash Cadherin Biomedical Inc. litigation	—	—	—	—	1,187
Unrealized foreign exchange loss	—	—	—	—	9
Amortization of leasehold improvements	(3)	32	(7)	114	130
Non-cash severance	—	—	—	—	168
Stock-based compensation—employees	280	385	2,016	1,789	6,770
Stock-based compensation—consultants	27	4	65	37	689
Acquired in-process research and development	—	—		—	13,094
Changes in operating assets and liabilities	505	546	582	(2,792)	2,197

Net cash used in operating activities	(2,418)	(2,211)	(8,187)	(11,144)	(69,580)

Investing activities:
Purchase of capital assets	—	(22)	(15)	(58)	(1,440)
Disposal of capital assets	—	—	—	—	115
Release of restricted cash	—	(2)	—	(2)	190
Restricted cash	—	—	—	—	(209)
Purchase of short-term investments	—	(5,069)	—	(5,069)	(22,148)
Redemption of short-term investments	—	—	—	—	22,791
Investment in Cadherin Biomedical Inc.	—	—	—	—	(166)
Acquired intellectual property rights	—	—	—	—	(640)

Net cash used in investing activities	—	(5,093)	(15)	(5,129)	(1,507)

Financing activities:
Conversion of long-term debt to equity	—	—	—	—	68
Long-term debt repayment	—	—	—	—	(65)
Capital lease repayments	—	—	—	—	(8)
Issuance of common stock, net of issue costs	—	—	—	23,915	76,687
Registration expense	—	—	—	—	(465)
Proceeds from convertible note	—	—	—	—	3,017
Other liability repayments	—	—	—	—	(87)
Financing expenses	—	—	—	—	(544)
Security deposits received	7	—	7	—	35
Proceeds from exercise of stock options	—	—	—	—	51

Net cash provided in financing activities	7	—	7	23,915	78,689

Effect of exchange rate on cash and cash equivalents	(85)	—	(85)	—	280

Increase (decrease) in cash and cash equivalents	(2,496)	(7,304)	(8,280)	7,642	7,882
Cash and cash equivalents—Beginning of period	10,378	20,611	16,162	5,665	—

Cash and cash equivalents—End of period	$7,882	$13,307	$7,882	$13,307	$7,882

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

(The accompanying notes are an integral part of these consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Consolidated Statements of Stockholders’ Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Stockholders’ Equity

	Number	Amount
Balance at June 30, 2002	8,032	15,134	—	—	229	(9,292)	6,071
Common stock issued for Oxiquant acquisition	8,032	11,077	—	543	—	—	11,620
Exercise of stock options	5	4	—	—	—	—	4
Distribution to stockholders	—	—	—	—	—	(158)	(158)
Stated capital reduction	—	(9,489)	—	9,489	—	—	—
Stock options issued to consultants	—	—	—	4	—	—	4
Equity component of June convertible notes	—	—	—	1,058	—	—	1,058
Financing warrants	—	—	—	53	—	—	53
Cumulative translation adjustment	—	—	—	—	(159)	—	(159)
Net loss	—	—	—	—	—	(17,795)	(17,795)

Balance at June 30, 2003	16,069	16,726	—	11,147	70	(27,245)	698
Stock options issued to consultants	—	—	—	148	—	—	148
Repricing of warrants related to financing	—	—	—	18	—	—	18
Equity component of December convertible notes	—	—	—	1,983	—	—	1,983
Financing warrants	—	—	—	54	—	—	54
Conversion of June convertible notes	1,728	1,216	—	(93)	—	—	1,123
Conversion of December convertible notes	1,085	569	—	(398)	—	—	171
Non-redeemable preferred stock	—	—	1,045	—	—	—	1,045
December private placement	11,522	8,053	—	5,777	—	—	13,830
May private placement	4,669	6,356	—	2,118	—	—	8,474
Exercise of stock options	18	23	—	—	—	—	23
Amalgamation of 2037357 Ontario Inc.	800	660	(1,045)	363	—	—	(22)
Cumulative translation adjustment	—	—	—	—	(219)	—	(219)
Net loss	—	—	—	—	—	(6,872)	(6,872)

Balance at June 30, 2004	35,891	33,603	—	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	—	—	—	39	—	—	39
Stock options issued to employees	—	—	—	604	—	—	604
Cost related to SEC registration	—	(493)	—	—	—	—	(493)
Acquisition of Cadherin Biomedical Inc.	644	1,252	—	—	—	—	1,252
Cumulative translation adjustment	—	—	—	—	1,392	—	1,392
Net loss—Six months ended December 31, 2004	—	—	—	—	—	(6,594)	(6,594)

Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654

(The accompanying notes are part of these consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Consolidated Statements of Stockholders’ Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Stockholders’ Equity

	Number	Amount
Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654
Financing costs	—	(141)	—	—	—	—	(141)
Exercise of stock options	15	25	—	—	—	—	25
Stock options issued to consultants	—	—	—	276	—	—	276
July private placement	6,079	7,060	—	1,074	—	—	8,134
Net loss	—	—	—	—	—	(13,871)	(13,871)

Balance at December 31, 2005	42,629	41,306	—	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	—	—	—	100	—	—	100
Stock options issued to employees	—	—	—	491	—	—	491
May private placement	7,753	5,218	—	822	—	—	6,040
Net loss	—	—	—	—	—	(16,440)	(16,440)

Balance at December 31, 2006	50,382	46,524	—	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	—	—	—	59	—	—	59
Stock options issued to employees	—	—	—	2,263	—	—	2,263
February financing	75,759	17,842	—	5,379	—	—	23,221
Exercise of warrants	2,086	563	—	131	—	—	694
Net loss	—	—	—	—	—	(13,357)	(13,357)

Balance at December 31, 2007	128,227	64,929	—	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	—	—	—	19	—	—	19
Stock options issued to employees	—	—	—	1,314	—	—	1,314
Net loss for the quarter	—	—	—	—	—	(4,304)	(4,304)

Balance at March 31, 2008	128,227	64,929	—	33,688	1,243	(88,683)	11,177
Stock options issued to consultants	—	—	—	19	—	—	19
Stock options issued to employees	—	—	—	422	—	—	422
Net loss for the quarter	—	—	—	—	—	(3,442)	(3,442)

Balance at June 30, 2008	128,227	64,929	—	34,129	1,243	(92,125)	8,176
Stock options issued to consultants	—	—	—	27	—	—	27
Stock options issued to employees	—	—	—	280	—	—	280
Unrealized loss on cash and cash equivalents	—	—	—	—	(85)	—	(85)
Net loss for the quarter	—	—	—	—	—	(3,244)	(3,244)

Balance at September 30, 2008	128,227	64,929	—	34,436	1,158	(95,369)	5,154

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Going Concern

These consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that Adherex Technologies Inc. will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is a development stage company and during the nine months ended September 30, 2008, has incurred a net loss of $10,990, has an accumulated deficit of $95,369 and has experienced negative cash flows from operations since inception in the amount of $69,665. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate.

The Company’s management is considering all financial alternatives and will seek to raise additional funds for operations from current stockholders, other potential investors, corporate partners, or other sources. This disclosure is not an offer to sell, nor a solicitation of an offer to buy the Company’s securities. While the Company is striving to achieve these plans, there is no assurance that such funding will be available or obtainable on favorable terms.

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Except as set out below, the Company’s accounting policies are consistent with those presented in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars.

The preparation of these unaudited interim condensed consolidated financial statements also conform in all material respects with generally accepted accounting principles in Canada (“Canadian GAAP”) except as described in Note 6 in the unaudited interim condensed consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim condensed consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim condensed consolidated financial statements include all normal and recurring adjustments, considered necessary for the

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

fair presentation of the Company’s financial position at September 30, 2008 and to state fairly the results for the periods presented.

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

The Company places its cash and cash equivalents in high credit quality investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2008, the Company had $6,296 in money market investments which typically have minimal risk. In recent months the financial markets have been volatile resulting in concerns regarding money market investments. As a result, on September 19, 2008 the U.S. Treasury announced a Temporary Guarantee Program which insures money market investments on a temporary basis. The Company’s money market manager has submitted the necessary documentation and paid the required fee to participate in the U.S. Treasury’s Temporary Guarantee Program funds for the Company’s money market investments. The program will be in effect for an initial three month term and ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. The Secretary of the U.S. Treasury has the option to extend the program until September 18, 2009. The Company has not experienced any loss or write down of its money market investments for the three and nine month periods ended September 30, 2008 and 2007.

Common stock and warrants

At both September 30, 2008 and December 31, 2007, the Company had warrants outstanding to purchase common stock that were denominated in both U.S. and Canadian dollars, which results in the Company having warrants outstanding that are denominated outside the Company’s U.S. dollar functional currency.

In November 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). In June 2008, one of the conclusions reached under EITF 07-05 was a consensus-for-exposure that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock. This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer’s functional currency; such as the Company’s outstanding warrants to purchase common stock that are denominated in Canadian dollars. This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133. As a result, the Company’s outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock and would therefore be treated as derivative financial instruments and recorded at their fair value as a liability. EITF 07-05 will be effective for financial statements for fiscal years beginning after December 15, 2008 and earlier adoption is not permitted. Since the warrants to purchase common stock that are denominated in Canadian dollars expire on December 19, 2008, EITF 07-5 is not expected to have a material impact on the Company’s financial statements unless the Company issues further equity instruments denominated outside its functional currency.

New accounting pronouncements adopted in the year

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

Company is currently assessing the deferred portion of the pronouncement. As of January 1, 2008, the Company has adopted SFAS 157 for the fair value measurement of recurring items which has not had a material impact on the Company’s financial statements.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. This will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this statement did not have a material impact on the Company’s financial statements.

In June 2007, the EITF, issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, (“EITF 07-3”), which provides guidance for up-front payments related to goods and services of research and development costs. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, which is the year ending December 31, 2008 for the Company. The adoption of EITF 07-3 did not have a material impact on the Company’s financial statements.

4.	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on the disclosures in the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting (“SFAS No. 162”). SFAS No. 162 indentifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on the Company’s financial statements.

5.	Stockholders’ Equity

Warrants to purchase common stock

At September 30, 2008, the Company had 7,567 investor warrants outstanding to purchase common stock priced in Canadian dollars with an exercise price of CAD $2.15 that expire on December 19, 2008.

At September 30, 2008, the Company had the following warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average exercise price of $0.41 and a weighted average remaining life of 1.3 years:

Warrant Description	Number Outstanding at September 30, 2008	Exercise Price In U.S. Dollars	Expiration Date
Broker warrants	4,818	$0.33	February 21, 2009
Investor warrants	38,794	$0.40	February 21, 2010
Investor warrants	2,326	$0.97	May 7, 2010

	45,938

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

During the nine month periods ended September 30, 2008 and 2007, the Company recognized total stock-based compensation expense of $2,081 and $1,826, respectively. During the three month periods ended September 30, 2008 and 2007, the Company recognized total stock-based compensation expense of $307 and $389, respectively.

Valuation assumptions

The fair value of options granted in the nine month periods ended September 30, 2008 and 2007 were estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Nine Months Ended September 30,
	2008	2007
Expected dividend	0%	0%
Risk-free interest rate	3.16%	4.75%
Expected volatility	85.6%	77.1%
Expected life in years	7	7

Stock option activity

The following is a summary of option activity for the nine month period ended September 30, 2008 for stock options denominated in Canadian dollars:

	Number of Options	Weighted- average Exercise Price
Outstanding at December 31, 2007	2,939	CAD$	2.18
Granted	—		—
Exercised	—		—
Forfeited/cancelled/expired	(44)	CAD$	2.93

Outstanding at September 30, 2008	2,895	CAD$	2.16

The following is a summary of option activity for the nine month period ended September 30, 2008 for stock options denominated in U.S. dollars:

	Number of Options	Weighted- average Exercise Price
Outstanding at December 31, 2007	12,724	$0.58
Granted	3,318	0.37
Exercised	—	—
Forfeited/cancelled/expired	(128)	0.71

Outstanding at September 30, 2008	15,914	$0.54

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

The weighted average fair value per share of options granted during the nine month periods ended September 30, 2008 and 2007 was $0.29 and $0.43, respectively. There was no intrinsic value in stock options outstanding at September 30, 2008.

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

Unaudited Interim Consolidated Balance Sheets—Canadian GAAP:

	September 30, 2008	December 31, 2007
Assets
Current assets	$8,201	$16,561
Property and equipment	153	285
Leasehold inducements	304	363
Acquired intellectual property rights (2)	7,672	9,028

Total assets	$16,330	$26,237

Liabilities
Current liabilities	$2,904	$2,402
Deferred lease inducement	600	659
Future income taxes (2)	2,096	2,474

Total liabilities	5,600	5,535

Stockholders’ equity
Common stock	64,891	64,891
Contributed surplus	36,664	34,583
Deficit accumulated during the development stage	(96,590)	(84,622)
Accumulated other comprehensive income	5,765	5,850

Total stockholders’ equity	10,730	20,702

Total liabilities and stockholders’ equity	$16,330	$26,237

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

Unaudited Interim Consolidated Statement of Operations—Canadian GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss in accordance with U.S. GAAP	$(3,244)	$(3,202)	$(10,990)	$(10,349)
Adjustments to reconcile to Canadian GAAP:
License fee paid (2)	—	—	—	1,000
License fee amortization (2)	(36)	(36)	(108)	(84)
Acquired intellectual property rights amortization (2)	(416)	(452)	(1,248)	(1,356)
Future income taxes—intellectual property (2)	126	165	378	495

Net loss in accordance with Canadian GAAP	$(3,570)	$(3,525)	$(11,968)	$(10,294)

Other comprehensive loss, unrealized foreign exchange loss on cash and cash equivalents, net of tax	(85)	—	(85)	—

Comprehensive loss	$(3,655)	$(3,525)	$(12,053)	$(10,294)

Net loss per share of common stock in accordance with Canadian GAAP, basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.09)

Weighted-average number of shares of common stock outstanding, basic and diluted	128,227	128,227	128,227	112,643

Notes to the Interim Condensed Consolidated Financial Statements—Canadian GAAP (unaudited):

1.	Summary of Significant Accounting Policies

Recent accounting pronouncements

Effective January 1, 2008, the Company adopted the following Canadian Institute of Chartered Accountants (“CICA”) accounting pronouncements:

Financial Instruments—Disclosures, Section 3862, describes the required disclosures related to the significance of financial instruments on the entity’s financial position and performance, and the nature and extent of risks arising from financial instruments to which the entity is exposed and how the entity manages those risks. This section replaces the disclosure standards of Section 3861, Financial Instruments—Disclosure and Presentation.

Financial Instruments—Presentation, Section 3863, establishes standards for presentation of financial instruments and non-financial derivatives. It replaces the presentation standards of Section 3861, Financial Instruments – Disclosure and Presentation.

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

The Company is exposed to foreign currency risks as it conducts certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim. The Company has not elected to employ the use of derivative instruments. The Company does hold Canadian dollars which are used to pay certain Canadian dollar denominated obligations. At September 30, 2008 the Company held cash and cash equivalents totaling $1,227 and had current liabilities totaling $422 in Canadian dollars.

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

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with generally accounting principles, or GAAP in the United States (“U.S.”). The preparation of these financial statements also conform in all material respects with generally accepted accounting principles in Canada, or Canadian GAAP, except as described in Note 6 in the interim condensed consolidated financial statements and as more fully described in Note 15 in our annual consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

We operate in a highly competitive environment that involves significant risks and uncertainties, some of which are beyond our control. Our actual results, performance or achievements may be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “expect,” “might”, “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements with respect to (1) our anticipated sources and uses of cash, cash equivalents and short-term investments; (2) our anticipated commencement dates, completion dates and results of clinical trials; (3) our efforts to pursue collaborations with the government, industry groups or other companies; (4) our anticipated progress and costs of our clinical and preclinical research and development programs; (5) our corporate and development strategies; (6) our expected results of operations; (7) our anticipated levels of expenditures; (8) our ability to protect our intellectual property; (9) the anticipated applications and efficacy of our drug candidates; (10) our ability to attract and retain key employees; and (10) the nature and scope of potential markets for our drug candidates. All statements, other than statements of historical fact, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. We include forward-looking statements because we believe it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including those discussed in this Quarterly Report in “Part II: Other Information-Item 1A. Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements.

Overview

We are a biopharmaceutical company focused on cancer therapeutics with preclinical and clinical product candidates in development. The recent volatility in the financial markets has led to an overall tightening in the credit markets and a decline in the availability of capital. As a result, we have implemented a prioritization initiative to focus our clinical development activities on the most attractive, nearer term value-generating opportunities. Accordingly, we have begun a process of postponing or, in certain cases, terminating some of our ongoing or previously planned clinical development programs.

Eniluracil is a dihydropyrimidine dehydrogenase, or DPD, inhibitor that we are developing to enhance the therapeutic value and effectiveness of 5-fluorouracil, or 5-FU, one of the world’s most widely used oncology agents. 5-FU is currently used intravenously as first or second-line therapy for a variety of cancers, including colorectal, breast, gastric, head and neck, ovarian and basal cell cancer of the skin, among others. Eniluracil allows 5-FU to be given orally and was previously under development by GlaxoSmithKline, or GSK. GSK advanced eniluracil into a comprehensive Phase III clinical program which did not produce positive clinical results and terminated the development. We developed a hypothesis as to why the GSK Phase III trials were not successful and licensed the compound from GSK in July 2005. We successfully completed a proof of concept study using a modified dose and schedule of eniluracil and 5-FU. Using our modified dose and schedule, we believe that eniluracil will enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally.

As part of our prioritization initiative, we have closed patient enrollment in our Phase I/II trial studying eniluracil in liver cancer in Asia. We have also temporarily suspended patient enrollment in our Phase I clinical trial which was designed to determine the maximum tolerated dose, or MTD of oral 5-FU in combination with eniluracil. To date, a total of 38 patients have been enrolled in this clinical trial. We have also indefinitely postponed our planned Phase II clinical trial with eniluracil in breast cancer. We have begun funding a new investigator-initiated clinical trial where eniluracil is being studied in a topical formulation for the prevention of hand-foot syndrome induced by capecitabine or Xeloda® in cancer patients. If we establish a partnership which provides funding for eniluracil or we obtain additional funding from other sources, we may resume the suspended clinical studies for eniluracil.

ADH-1 is a small peptide molecule that selectively targets N-cadherin, a protein present on certain tumor cells and tumor blood vessels. We have completed single-agent Phase I and Phase II studies for ADH-1 and based on encouraging data from our preclinical combination studies, we initiated a clinical program with ADH-1 in combination with three separate chemotherapies: ADH-1 + docetaxel (Taxotere®), ADH-1 + carboplatin (a generically available agent), and ADH-1 + capecitabine (Xeloda®). In April 2008, we completed patient enrollment in that study and are in the process of evaluating the full dataset for presentation at an upcoming scientific forum. Our Phase I study combining systemic ADH-1 in combination with regionally-infused melphalan for the treatment of melanoma has been expanded into a Phase IIB study. To date, we have enrolled 42 patients and are expecting to complete patient enrollment by the end of November 2008. The patients will then be followed for the required three month period to assess their responses. We have indefinitely postponed our planned Phase III clinical trial for ADH-1 in combination with melphalan. We have funded investigator-initiated clinical trials using ADH-1 in combination with chemotherapy and other biologic therapies in lung and pancreatic cancer.

STS is a chemoprotectant that has been shown in Phase I and Phase II clinical studies conducted by investigators at Oregon Health & Science University, or OHSU, to reduce the disabling loss of hearing in patients treated with platinum-based anti-cancer agents. In 2007, the results of a Phase III trial conducted by the Netherlands Cancer Institute—Antoni van Leeuwenhoek Hospital, or NCI-AVL, in adults with head and neck cancer treated with cisplatin were reported demonstrating that STS was able to protect against cisplatin-induced hearing loss without any apparent affect on the anticancer treatment efficacy of cisplatin two years after treatment. In May 2008, we completed a license agreement with the NCI-AVL for the option to the exclusive use of the data from the completed Phase III trial. The agreement also includes an exclusive license to data from a planned long-term study intended to provide follow-up on the hearing status, disease-free status and overall survival of patients from the completed Phase III trial. Our decision to exercise the option will be based on a quality assurance audit of the data.

We continue to enroll patients in our Phase III trial with International Childhood Liver Tumour Strategy Group, known as SIOPEL which is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers in up to 33 countries. The study is comparing the level of hearing loss associated with cisplatin alone versus the combination of cisplatin plus STS, as well as the safety, tolerability and anti-tumor activity in both arms of the study. In October 2008, we begun enrolling patients into our Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group, or COG. The goal of this Phase III study is to evaluate whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. This trial will enroll up to 120 patients over approximately three years in up to 230 COG centers in the U.S., Canada, Australia and Europe. Both SIOPEL and COG fund the clinical activities for these studies and we provide the drug and drug distribution. We indefinitely postponed our planned STS Phase III study in adult patients with head and neck cancer to evaluate hearing loss protection during platinum-based chemotherapy and radiation therapy. If we establish a partnership which provides funding for STS or we obtain additional funding from other sources, we may reconsider this Phase III clinical trial.

Our prioritization initiative will focus primarily on our clinical activities and preclinical support will be limited to those activities to support the ongoing clinical programs. Our preclinical portfolio includes: (1) novel peptides and small chemical molecule successors to ADH-1; (2) peptides and small molecules targeting the cadherin-mediated metastatic spread of some cancers; and (3) peptides that combine both angiolytic and anti-angiogenic properties. We have synthesized small chemical molecules and peptide antagonists and agonists for a wide array of cadherin adhesion molecules, with drug candidates available to move into future clinical development, particularly in the following areas:

•

Peptide N-cadherin antagonists. We have identified novel peptide molecules that differ in structure from ADH-1 and that have extended stability in plasma. These molecules offer the potential advantages of second generation molecules with extended plasma half-life and enhanced potency compared to ADH-1.

•

Small molecule N-cadherin antagonists. We have identified a series of small chemical molecules that, in our preliminary studies, have displayed potent N-cadherin antagonism activity. Unlike ADH-1 and the other peptide N-cadherin antagonists, these next generations molecules are not peptides and are smaller and simpler in structure. Compared to peptides, small chemical molecules are often active after oral administration, typically more stable and have different potency and toxicity profiles.

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

In addition to our current development efforts, we will continue to pursue collaborations with other pharmaceutical companies, governmental agencies, academic or corporate collaborators with respect to these molecules. A number of these preclinical molecules are currently being tested under agreements with third parties that may help to advance these products into future clinical development, either by us or under investigator-initiated studies. Our portfolio is supported by more than 50 issued U.S. patents and more than 50 issued and pending patents worldwide that we either own or have licensed exclusively.

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. As of September 30, 2008, our deficit accumulated during development stage was $95.4 million.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the potential commercialization of our product candidates. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of product candidates, will depend on the availability of financial resources, the results of our clinical trials and any directives from regulatory agencies, which are difficult to predict. Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated with our facilities in the Research Triangle Park, North Carolina in support of our drug development programs.

Results of Operations

Nine months ended September 30, 2008 versus nine months ended September 30, 2007:

In thousands of U.S. Dollars	Nine Months Ended September 30, 2008%		Nine Months Ended September 30, 2007%		Change
Revenue	$—		$—		$—

Operating expenses:
Research and development	8,768	78%	8,293	75%	475
General and administration	2,478	22%	2,717	25%	(239)

Total operating expenses	11,246	100%	11,010	100%	236

Loss from operations	(11,246)		(11,010)		(236)

Interest income	256		661		(405)

Net loss and total comprehensive loss	$(10,990)		$(10,349)		$(641)

•

Total operating expense increased in the nine months ended September 30, 2008, as compared to the same period in 2007 primarily due to an increase in R&D expense associated with $0.2 million in milestone expense relating to our agreement with McGill University, expense associated with our ADH-1 Phase I/II melanoma study and expense associated with our eniluracil clinical studies that were offset by lower G&A expense in the nine months ended September 30, 2008 as compared to the prior period. The decrease in G&A expense was due to lower salary expense from reduced headcount and no bonus expense in the nine months ended September 30, 2008, as compared to the same period in 2007. Operating expense also included non-cash stock-based compensation expense of $2.1 million in the nine months ended September 30, 2008, as compared to $1.8 million for the same period in 2007.

•

The decrease in interest income in the nine months ended September 30, 2008, as compared to the same period in 2007, is due to less cash on hand due to funding our operations during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. In addition, interest rates were lower in the nine months ended September 30, 2008, as compared to the same period in 2007.

Three months ended September 30, 2008 versus three months ended September 30, 2007:

In thousands of U.S. Dollars	Three Months Ended September 30, 2008%		Three Months Ended September 30, 2007%		Change
Revenue	$—		$—		$—

Operating expenses:
Research and development	2,821	86%	2,490	72%	331
General and administration	478	14%	966	28%	(488)

Total operating expenses	3,299	100%	3,456	100%	(157)

Loss from operations	(3,299)		(3,456)		157

Interest income	55		254		(199)

Net loss and total comprehensive loss	$(3,244)		$(3,202)		$(42)

•

Total operating expenses decreased in the three months ended September 30, 2008, as compared to the same period in 2007, primarily due to lower G&A expense that were offset by higher R&D expense in the three months ended September 30, 2008, as compared to the prior period. The decrease in G&A expense was due to lower salary expense from reduced headcount and no bonus expense in the three months ended September 30, 2008, as compared to the same period in 2007. Operating expense also included non-cash stock-based compensation expense of $0.3 million in the three months ended September 30, 2008, as compared to $0.4 million for the same period in 2007.

•

The decrease in interest income in the three months ended September 30, 2008, as compared to the same period in 2007 is due to less cash on hand due to funding our operations during the three months ended September 30, 2008 as compared the three months ended September 30, 2007. In addition, interest rates were lower in the three months ended September 30, 2008 as compared to the same period in 2007.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through September 30, 2008, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
December 31, 2006	$(4,761)	$(0.09)
March 31, 2007	$(3,968)	$(0.05)
June 30, 2007	$(3,179)	$(0.03)
September 30, 2007	$(3,202)	$(0.02)
December 31, 2007	$(3,008)	$(0.02)
March 31, 2008	$(4,304)	$(0.03)
June 30, 2008	$(3,442)	$(0.03)
September 30, 2008	$(3,244)	$(0.03)

Liquidity and Capital Resources

In thousands of U.S. dollars	September 30, 2008	December 31, 2007
Selected Asset and Liability Data:
Cash and cash equivalents	$7,882	$16,162
Working capital	5,297	14,159

Selected Stockholders’ Equity Data:
Common stock	$64,929	$64,929
Deficit accumulated during the development stage	(95,369)	(84,379)
Total stockholders’ equity	5,154	14,148

We have financed our operations since inception on September 3, 1996 through the sale of equity and debt securities and have raised gross proceeds totaling approximately $86.0 million through September 30, 2008. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of $95.4 million as of September 30, 2008. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, royalties, milestone payments or other revenue.

The net cash used in operating activities totaled $8.3 million for the nine months ended September 30, 2008, as compared to $11.1 million in the same period during 2007. The decrease is primarily due to the $1.0 million payment to GSK in March 2007 and increased cash payments to vendors during the first quarter of 2007 from our improved liquidity as a result of our February 2007 equity offering. At September 30, 2008 our working capital decreased by approximately $8.9 million as compared to December 31, 2007 due to the funding of general corporate operations.

We believe that our current cash and cash equivalents of $7.9 million will be sufficient to satisfy our anticipated capital requirements to September 30, 2009. Our prioritization initiative is designed to focus on clinical programs that we believe represent the most attractive, nearer term value-generating opportunities and to conserve our existing financial resources. Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; our drug substance requirements to support clinical programs; our ability to enter into collaborations that provide us with funding, up-front payments, milestone or other payments; our ability to obtain additional financial resources; change in the focus, direction, or costs of our research and development programs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

To finance our operations beyond September 30, 2009, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. We are actively considering all strategic alternatives to raise additional funds for our development programs and operations, including a particular focus on partnerships or other strategic business collaborations. While we are striving to achieve these plans and are engaged in discussions with third parties regarding collaborations, funding via collaborations might not be available or obtainable on favorable terms. In the interim, the current initiative to better align our development priorities with the financial resources we have available should allow us to extend our cash reserves and achieve some near term value-enhancing milestones. Particularly given current market condition, there can be no assurance that we will be able to raise the necessary capital or that such funding will be available on favorable terms or at all. As a result, substantial doubt exists that we will be able to finance our operations beyond September 30, 2009.

Outstanding Share Information

The outstanding share data for our company as of September 30, 2008 (in thousands):

September 30, 2008
Common shares	128,227
Warrants	53,505
Stock options	18,809

Total	200,541

Financial Instruments

At September 30, 2008, we held cash and cash equivalents of $7.9 million, which consisted primarily of highly liquid money market funds.

We invest cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2008, we had $6.3 million in money market investments which typically have minimal risk. In recent months however, the financial markets have been volatile resulting in concerns regarding money market investments. As a result, on September 19, 2008 the U.S. Treasury announced a Temporary Guarantee Program which insures money market investments on a temporary basis. Our money market manager has submitted the necessary documentation and paid the required fee to participate in the U.S. Treasury’s Temporary Guarantee Program for money market funds for our money market investments. The program will be in effect for an initial three month term and ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. The Secretary of the U.S. Treasury has the option to extend the program until September 18, 2009. We have not experienced any loss or write down of our money market investments for the three and nine month periods ended September 30, 2008 and 2007.

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

We classify investments with original maturities at the date of purchase greater than three months which mature at or less than twelve months as current. We carry investments at their fair value with unrealized gains and losses included in other comprehensive income (loss); however we have not held any instruments that were classified as short term investments during the periods presented in this Quarterly Report.

Off-Balance Sheet Arrangements

Since our inception, we have not had any material off-balance sheet arrangements. In addition, we do not engage in trading activities involving non-exchange trade contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such activities.

Contractual Obligations and Commitments

Since our inception, inflation has not had a material effect on our operations. We had no material commitments for capital expenses as of September 30, 2008.

The following table represents our contractual obligations and commitments at September 30, 2008 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Englert Lease (1)	$104	$107	$—	$—	$211
Maplewood Lease (2)	369	1,141	—	—	1,510
Drug purchase commitments (3)	228	180	31	—	439
McGill License (4)	604	935	—	—	1,539
OHSU License (5)	—	—	—	—	—
GSK License (6)	—	—	—	—	—
Netherlands Cancer Institute—Antoni van Leeuwenhoek Hospital License (7)	225	—	—	—	225

Total	$1,530	$2,363	$31	$—	$3,924

(1)	In April 2004, we entered into a lease for facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease. In July 2008, we entered into an agreement with another company to sublease this facility.
(2)	In August 2005, we entered into a lease for new office and laboratory facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease.
(3)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.
(4)	Amounts shown in the table represent the maximum amounts for additional mutually agreed upon research support. Royalty payments, which are contingent on sales, are not included.
(5)	Under the license agreement with OHSU for STS, we are required to pay specified amounts in the event that we complete certain Adherex-initiated clinical trials. For example, upon the successful completion of the Phase III clinical trial with SIOPEL or COG, we may become responsible for a payment to OHSU of up to $0.5 million. In addition, under the license agreement upon the first commercial sale of STS we may become responsible for another payment to OHSU of up to $0.3 million. Royalty payments, which are contingent on sales, are not included.
(6)	Royalty and milestone payments that we may be required to pay, which are contingent on sales or progress of clinical trials, are not included. Under the terms of the Development and License Agreement with GSK, if we file a New Drug Application, or NDA, with the Food and Drug Administration, or the FDA, we may be required to pay a development milestone of $5.0 million to GSK. Depending upon whether the NDA is approved by the FDA and whether eniluracil becomes a commercial success, we may be required to pay up to an additional $70.0 million in development and sales milestones for the initial approved indication, plus double-digit royalties based on annual net sales. We may also be required to pay up to $15.0 million to GSK for each FDA-approved indication.
(7)	In May 2008, we completed a license agreement with the Netherlands Cancer Institute - Antoni van Leeuwenhoek Hospital for an option to exclusive use of data from a completed Phase III trial with STS to prevent hearing loss in adults with head and neck cancer. The payment amounts shown in the table above are contingent upon a quality assurance audit of the data from the study. Once the quality assurance audit is completed, we will assess the benefit of the data and determine if we want to exercise our option to obtain exclusive use of the data.

Research and Development

Our research and development efforts have been focused on the development of cancer therapeutics and our cadherin technology platform and currently include ADH-1, eniluracil, STS and various cadherin-based preclinical programs.

We have established relationships with contract research organizations, universities and other institutions, which we utilize to perform many of the day-to-day activities associated with our drug development. Where possible, we have sought to include leading scientific investigators and advisors to enhance our internal capabilities. Research and development issues are reviewed internally by our executive management and supporting scientific staff. Major development issues are presented to the members of our Scientific and Clinical Advisory Board for discussion and review. We have limited financial resources and may have to discontinue the development of some on-going programs. In addition, we are pursuing relationships with clinical institutions to conduct investigator initiated clinical studies. Such investigator initiated clinical studies might provide us valuable additional data with respect to our product candidates.

Research and development expenses totaled $8.8 million and $8.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Our product candidates are in various stages of development and still require significant, time-consuming and costly research and development, testing and regulatory approvals. We will require significant additional resources to complete the development of our product candidates. We currently have limited financial resources and if we are unable to secure additional funding, we may have to delay or discontinue the development of some of our on-going programs. In developing our product candidates, we are also subject to the risks of failure that are inherent in the development of products based on innovative technologies. Our product candidates might be ineffective or toxic, or may otherwise fail to receive the necessary regulatory clearances. There is a risk that our product candidates will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our product candidates or that others will market a superior or equivalent product. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete the development of these product candidates. In addition, we are unable to reasonably estimate the period when material net cash inflows could commence from the sale, licensing or commercialization of such product candidates, if ever.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. These estimates are based on assumptions and judgments that may be affected by commercial, economic and other factors. Actual results could differ from these estimates.

Except as set out below our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

New accounting pronouncements adopted in the year

In September 2006, the Financial Accounting Standards, or FASB, released SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007, which for us is the year ending December 31, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. We are currently assessing the deferred portion of the pronouncement. As of January 1, 2008, we adopted SFAS 157 for the fair value measurement of recurring items which has not had a material impact on our financial statements.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007, which for us is the year ending December 31, 2008. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. This will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this statement did not have a material impact on our financial statements.

In June 2007, the EITF, issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, (“EITF 07-3”), which provides guidance for up-front payments related to goods and services of research and development costs. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, which for us is the year ending December 31, 2008. The adoption of EITF 07-3 did not have a material impact on our financial statements.

Common Stock and Warrants

Common stock is recorded as the net proceeds received on issuance after deducting all share issuance costs and the value of investor warrants. Warrants are recorded at fair value and are deducted from the proceeds of common stock and recorded on the consolidated statements of stockholders’ equity as additional paid-in capital.

At September 30, 2008, we had warrants to purchase common stock that were denominated in both U.S. and Canadian dollars, which results in our having warrants outstanding that are denominated outside its U.S. dollar functional currency.

In November 2007, the FASB, Emerging Issues Task Force, or EITF, issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). In June 2008, one of the conclusions reached under EITF 07-05 was a consensus-for-exposure that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock. This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer’s functional currency; such as our outstanding warrants to purchase common stock that are denominated in Canadian dollars. This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133. As a result, our outstanding warrants denominated in Canadian dollars are not considered to be indexed to our stock and would therefore be treated as derivative financial instruments and recorded at their fair value as a liability. EITF 07-05 will be effective for financial statements for fiscal years beginning after December 15, 2008 and earlier adoption is not permitted. Since the warrants to purchase common stock that are denominated in Canadian dollars expire on December 19, 2008, EITF 07-5 is not expected to have an effect on our financial statements unless we issue further equity instruments denominated outside our functional currency.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” or SFAS No. 161. SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 161 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting,” or SFAS No. 162. SFAS No. 162 indentifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective 90 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Money Market Investments

We are subject to increased risk associated with our cash, cash equivalents and investment portfolio due to the recent bank and financial institution failures in the U.S. We maintain an investment portfolio consisting of U.S. or Canadian obligations and bank securities and money market investments in compliance with our investment policy. We do not hold any mortgaged-backed investments in our investment portfolio. Securities must have a minimum Dun & Bradstreet rating of A for bonds or R1 low for commercial paper. The policy also provides for investment limits on concentrations of securities by issuer and maximum-weighted average time to maturity of twelve months. This policy applies to all of our financial resources.

At September 30, 2008, we had $6.3 million in money market investments which typically have minimal risk. In recent months the financial markets have been volatile resulting in concerns regarding money market investments. As a result, on September 19, 2008 the U.S. Treasury announced a Temporary Guarantee Program which insures money market investments on a temporary basis. Our money market manager has submitted the necessary documentation and paid the required fee to participate in the U.S. Treasury’s Temporary Guarantee Program for our money market investments. The program will be in effect for an initial three month term and ensures that if a participating fund share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. The Secretary of the U.S. Treasury has the option to extend the program until September 18, 2009. To date, we have not experienced any loss or write down of any of our money market investments.

Our investment policy is to manage investments to achieve, in the order of importance, the financial objectives of preservation of principal, liquidity and return on investment. Our risk associated with fluctuating interest rates on our investments is minimal and not significant to the results of operations. We currently do not use interest rate derivative instruments to manage exposure to interest rate changes. As the main purpose is research and development, we have chosen to avoid investments of a trade or speculative nature.

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research, license obligations payable to McGill and other corporate obligations. We monitor our commitments in Euros, British pounds, and Pacific Rim currencies and may utilize derivatives in the future to minimize our foreign currency risks. At September 30, 2008 we held cash and cash equivalents totaling $1,227 and had current liabilities totaling $441 in Canadian dollars.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act) as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

An investment in our common stock involves a significant risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot reasonably foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than currently expected. There are a number of important factors that could cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements in this report. These factors include, without limitation, the risk factors listed below and other factors presented throughout this report and any other documents filed by us with the SEC and the Ontario Securities Commission or the OSC.

Risks Related to Our Business

We will need to raise substantial additional funds in the future to continue our operations.

We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements to September 30, 2009. Our projections of our capital requirements through September 30, 2009 and beyond are subject to substantial uncertainty. Our current and future working capital requirements may change depending upon numerous factors, including: our ability to enter into collaborations that provide us with funding, up-front payments, milestones or other payments, results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; our drug substance requirements to support clinical programs; changes in the focus, direction, or costs of our research and development programs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and our commercialization activities, if any. Any such change could mean additional capital may be required earlier than September 30, 2009 or more capital than we had anticipated thereafter may be required. To finance our operations beyond September 30, 2009, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. We might not be able to raise the necessary capital or such funding may not be available on favorable terms or at all. If we cannot obtain adequate funding we might be required to delay, scale back or eliminate certain research and development studies, consider business combinations or shut down some, or all of our operations.

We have a history of significant losses and have had no revenues to date through the sale of our products. If we do not generate significant revenues, we will not achieve profitability.

To date, we have been engaged primarily in research and development activities. We have had no revenues to date through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We have experienced net losses of approximately $11.0 million for the nine months ended September 30, 2008, $13.4 million for the fiscal year ended December 31, 2007, $16.4 million for the fiscal year ended December 31, 2006 and $13.9 million for the fiscal year ended December 31, 2005. As of September 30, 2008, we had an accumulated deficit of $95.4 million. We anticipate incurring substantial additional losses over the next several years due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

If we do not maintain current or enter into new collaborations with other companies, we might not successfully develop our product candidates or generate sufficient revenues to expand our business.

We currently rely on scientific and research and development collaboration arrangements with academic institutions and other third party collaborators, including without limitation our Development and License Agreement for eniluracil with GSK, a general collaboration agreement with McGill University for ADH-1 and other related compounds, and an exclusive worldwide license from OHSU for STS.

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

In addition to the collaborative arrangements above, we have received approval from the Drug Development Group of the U.S. National Cancer Institute’s Division of Cancer Treatment and Diagnosis, or NCI, for Level III collaboration for the clinical development of our lead biotechnology compound, ADH-1. The NCI has no obligation to sponsor future clinical trials of ADH-1 or perform any preclinical work for us and may terminate the collaboration at any time, as may we. To date, the NCI has not commenced any clinical studies using ADH-1. The success of our business strategy will be dependent on our ability to maintain current and enter into new collaborations with other industry participants that advance the development and clinical testing of, regulatory approval for and commercialization of our product candidates, as well as collaborations that provide us with funding, such as up-front payments, licensing fees, milestone payments, royalties or otherwise. We may not be successful in maintaining current collaborations or establishing any future collaborations and any collaborations we have or may establish may not lead to the successful development of our product candidates.

Since we conduct a significant portion of our research and development through collaborations, our success may depend significantly on the performance of such collaborators, as well as any future collaborators. Collaborators might not commit sufficient resources to the research and development or commercialization of our product candidates. Economic or technological advantages of products being developed by others, or other factors could lead our collaborators to pursue other product candidates or technologies in preference to those being developed in collaboration with us. The commercial potential of, development stage of and projected resources required to develop our drug candidates will affect our ability to maintain current collaborations or establish new collaborators. There is a risk of dispute with respect to ownership of technology developed under any collaboration. Our management of any collaboration will require significant time and effort as well as an effective allocation of resources. We may not be able to simultaneously manage a large number of collaborations.

Our product candidates are still in development. Due to the long, expensive and unpredictable drug development process, we might not ever successfully develop and commercialize any of our product candidates.

In order to achieve profitable operations, we, alone or in collaboration with others, must successfully develop, manufacture, introduce and market our product candidates. The time necessary to achieve market success for any individual product is long and uncertain. Our product candidates and research programs are in various stages of clinical development and require significant, time-consuming and costly research, testing and regulatory clearances. In developing our product candidates, we are subject to risks of failure that are inherent in the development of therapeutic products based on innovative technologies. For example, our product candidates might be ineffective, as eniluracil was shown to be in earlier clinical trials conducted by GSK, or may be overly toxic, or otherwise might fail to receive the necessary regulatory clearances. The results of preclinical and initial clinical trials are not necessarily predictive of future results. Our product candidates might not be economical to manufacture or market or might not achieve market acceptance. In addition, third parties might hold proprietary rights that preclude us from marketing our product candidates or others might market equivalent or superior products.

We must conduct human clinical trials to assess our product candidates. If these trials are delayed or are unsuccessful, our development costs will significantly increase and our business prospects may suffer.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate, through preclinical studies with animals and clinical trials with humans, that our product candidates are safe and effective for use in each target indication. To date, we have performed only limited clinical trials, and we have only done so with some of our product candidates. Much of our testing has been conducted on animals or on human cells in the laboratory, and the benefits of treatment seen in animals may not ultimately be obtained in human clinical trials. As a result, we will need to perform significant additional research and development and extensive preclinical and clinical testing prior to any application for commercial use. We may suffer significant setbacks in clinical trials, and the trials may demonstrate our product candidates to be unsafe or ineffective. We may also encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials, which would increase our development costs and harm our financial results and commercial prospects. Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, including a significant delay in the activation of our STS Phase III study with COG and the ongoing Phase I clinical trial of eniluracil in combination with oral 5-FU, and we may experience significant delays in the future. If patients are unwilling to participate in our trials because of competitive clinical trials for similar patient populations, perceived risk or any other reason, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. Other factors that may result in significant delays include obtaining regulatory or ethics review board approvals for proposed trials, reaching agreement on acceptable terms with prospective clinical trial sites, and obtaining sufficient quantities of drug for use in the clinical trials. Such delays could result in the termination of the clinical trials altogether.

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

We do not presently have the financial or human resources internally to complete Phase III trials for any of our lead product candidates. We are currently developing STS in Phase III trials in collaboration with SIOPEL and COG. SIOPEL and COG may not conduct or complete the clinical trials with STS as currently planned. Such collaborators might not commit sufficient resources to the development of our product candidates, which may lead to significant delays. We have already experienced significant delays in the activation of the COG trial and subsequent accrual of patients into the COG and SIOPEL clinical trials. We may not be able to independently develop or conduct such trials ourselves. We continue to seek a licensing or funding partner for the further development of one or all of our product candidates. If a partner for one or all of these technologies is not found, we may not be able to further advance these products. If a partner is found, the financial terms that they propose may not be acceptable to us.

As we expand the size of our organization, we may experience difficulties in effectively managing our growth, which could adversely impact our business.

Any future growth will strain our management, human, operational, financial and other resources. As of September 30, 2008, we had 18 full-time employees. We also use contractors as needed, primarily within clinical development, with approximately five full time equivalents at September 30, 2008. In order to manage any future growth effectively, we will have to implement and improve operational, financial, manufacturing and management information systems and expand, train, manage and motivate our employees. To the extent that we are unable to manage our growth effectively, we may not be able to successfully accomplish our business objectives.

We may expand our business through new acquisitions that could disrupt our business, harm our financial condition and dilute current stockholders’ ownership interests in our company.

Our business strategy includes expanding our products and capabilities, and we may seek mergers or acquisitions to do so. Mergers and acquisitions involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the merged or acquired companies;

•	diverting our management’s attention away from other business concerns;

•	risks of entering markets in which we have limited or no direct experience; and

•	the potential loss of our key employees or key employees of the acquired companies.

We cannot assure you that any merger or acquisition will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business. In addition, our future success would depend in part on our ability to assimilate the companies and their personnel effectively. We might not be able to make the combination of our business with that of acquired businesses or companies work or be successful. Furthermore, the development or expansion of our business or any acquired business or companies may require a substantial capital investment by us. We may not have the necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise the necessary funds by selling shares of our stock, which could dilute current stockholder’s ownership interest in our company.

If we lose our key personnel or are unable to attract and retain personnel, we may be unable to effectively manage our business and successfully develop our product candidates.

Our success depends upon certain key personnel, in particular Dr. William P. Peters, our Chief Executive Officer and Chairman of the Board, the loss of whose services might significantly delay or prevent the achievement of our scientific or business objectives. Although we have an employment agreement with Dr. Peters and with each of our other key personnel, we cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of any key personnel, or the inability to hire and retain qualified employees, could negatively affect our ability to manage our business. We do not currently carry key person life insurance.

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

ADH-1 is currently protected under issued composition of matter patents in the United States that we exclusively licensed from McGill that expire in 2017. Eniluracil is currently protected under issued composition of matter and method patents that we exclusively licensed from GSK that expire in 2014 and 2015 (in combination with 5-FU). STS is currently protected by method of use patents that we exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States. None of the above expiry dates take into consideration additional pending patent applications for ADH-1 and eniluracil that, if issued, could provide additional patent protection nor possible patent term extensions or periods of data exclusivity that may be available upon marketing approval in the various countries worldwide. In addition, periods of marketing exclusivity for ADH-1 and STS may also be possible in the United States under orphan drug status. We obtained Orphan Drug Designation in the United States for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients in 2004 and for the use of ADH-1 in conjunction with melphalan for the treatment of Stage IIb/c, III, and IV malignant melanoma in 2008, and as a result, if approved, will have seven years of exclusivity in the United States from the approval date.

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

Our cash invested in money market fund might be subject to loss.

There has been significant deterioration and instability in the financial markets. Even though we believe we take a conservative approach to investing our funds, the volatility of the current financial markets exposes us to increased investment risk, including the risks that the value and liquidity of our money market investments could deteriorate significantly and the issuers of the investments we hold could be subject to credit rating downgrades. This might result in significant losses in our money market investments that could adversely impact our financial condition and financial statements. Our investment manager of our money market funds has submitted the necessary documentation and paid the required fee to participate in the U.S. Treasury’s Temporary Guarantee Program funds for our money market investments. The program will be in effect for an initial three month term and ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. The Secretary of the U.S. Treasury has the option to extend the program until September 18, 2009. If we must rely on the U.S. Treasury to recover future potential losses in our money market funds, we might experience lengthy delays in accessing our funds which might have an adverse impact on our operations.

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

The biotechnology and pharmaceutical industry, and in particular the field of cancer therapeutics where we are focused, is very competitive. Many companies and research organizations are engaged in the research, development and testing of new cancer therapies or means of increasing the effectiveness of existing therapies, including, among many others, Abbott Laboratories, Amgen, Antisoma, Adventrix, AstraZeneca, Bayer, Bristol-Myers Squibb, EntreMed, Genentech, Johnson & Johnson, Merck & Co., NeoPharm, Novartis, Onyx, OSI Pharmaceuticals, OXiGENE, Peregrine Pharmaceuticals, Pfizer, Roche, Sanofi-Aventis, and Taiho. Many of these companies have marketed drugs or are developing targeted cancer therapeutics which, depending upon the mechanism of action of such agents could thus be competitors.

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

In some foreign markets, the pricing or profitability of healthcare products is subject to government control. In recent years, federal, state, provincial and local officials and legislators have proposed or are proposing a variety of price-based reforms to the healthcare systems in the United States, Canada and elsewhere. Some proposals include measures that would limit or eliminate payments from third-party payors to the consumer for certain medical procedures and treatments or allow government control of pharmaceutical pricing. The adoption of any such proposals or reforms could adversely affect the commercial viability of our product candidates.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From November 12, 2004 to November 11, 2008, the trading price of our stock fluctuated from a high closing price of CAD$2.09 per share to a low closing price of CAD$0.07 per share on the TSX, and from a high closing price of $1.71 per share to a low closing price of $0.07 per share on the NYSE Alternext US (formerly, the American Stock Exchange). Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

We may be unable to maintain the listing of our common stock on the NYSE Alternext US (formerly, the American Stock Exchange) and the Toronto Stock Exchange and that would make it more difficult for stockholders to dispose of their common stock.

Our common stock is listed on the NYSE Alternext US, or ASE, and the Toronto Stock Exchange, or TSX. We cannot guarantee that it will always be listed. Both exchanges have rules for continued listing, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise additional capital to continue operations.

Delisting from either or both exchanges would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of our common stock. There can be no assurances that a market maker will make a market in our common stock on the OTC Bulletin Board or any other stock quotation system after delisting. Furthermore, securities quoted on the OTC Bulletin Board generally have significantly less liquidity than securities traded on a national securities exchange, not only in the number of shares that can be bought and sold, but also through delays in the timing of transactions and lower market prices than might otherwise be obtained. As a result, you might find it difficult to resell shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock, our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities are not traded on a national securities exchange.

There are a large number of our common shares underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common shares.

Sale or issuance of a substantial number of our common shares in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. As of September 30, 2008, we had outstanding warrants to purchase approximately 7.6 million of our common shares at an exercise price of CAD$2.15 per share, and outstanding warrants to purchase approximately 45.9 million of our common shares at exercise prices ranging from $0.33 to $0.97. In addition, as of September 30, 2008, there were approximately 18.8 million common shares issuable upon the exercise of stock options granted by us of which approximately 2.9 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$2.16 per common share and approximately 15.9 million were denominated in U.S. dollars and had a weighted average exercise price of $0.54 per common share. We may also issue further warrants as part of any future financings as well as the additional 1.7 million options to acquire our common shares currently remaining available for issuance under our stock option plan.

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

Beginning in 2007, we have had to comply with the provisions of U.S. securities laws applicable to U.S. domestic issuers including, without limitation, the U.S. proxy solicitation rules, Regulation FD and the Section 16 short swing profit rules. As a result, we must now report on the forms required of U.S. companies, such as Forms 10-K, 10-Q and 8-K, rather than the forms we have filed with the SEC in the past as a foreign private issuer, such as Forms 20-F and 6-K. Compliance with these additional securities laws may result in increased expenses. In addition, we are now subject to additional restrictions on offers and sales of securities outside of the United States, including in Canada. To the extent that we were to offer or sell our securities outside of the United States in the future, we will have to comply with the generally more restrictive Regulation S requirements that apply to U.S. companies.

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

As of September 30, 2008, our current 5% stockholders beneficially own approximately 60% of our common shares. In particular, Southpoint Capital Advisors LP owns or exercises control over 41.5 million common shares, representing approximately 32% of the issued and outstanding common shares and 42% beneficially owned (assuming full exercise of the 20.8 million warrants issued to Southpoint Capital but no other outstanding warrants or options). In addition, Mr. Robert Butts, Co-Founder and Portfolio Manager of Southpoint Capital Advisors LP, serves as a member of our Board of Directors. Southpoint Capital, our other 5% stockholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to the election and removal of directors, an acquisition or merger with another company, certain equity transactions, a sale of substantially all of our assets, or amendments to our incorporating documents. These stockholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common shares or deprive our other stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company.

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

Adherex Technologies Inc.

Date: November 12, 2008	By:	/s/ William P. Peters
William P. Peters
Chairman & Chief Executive Officer
(principal executive officer)

Date: November 12, 2008	By:	/s/ James A. Klein, Jr.
James A. Klein, Jr.
Chief Financial Officer
(principal financial and chief accounting officer)