Form 10-K
period 2008-12-31
ADHEREX TECHNOLOGIES INC
filed 2009-03-30
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Shares as reported by NYSE Alternext US LLC, formerly the American Stock Exchange on June 30, 2008, (the last business day of the Registrant’s most recently completed second fiscal quarter) was $18,425,553 based upon a total of 83,752,514 shares held as of June 30, 2008 by persons believed to be non-affiliates of the Registrant. (For purposes of this calculation, all of the Registrant’s officers, directors and 10% owners known to the Company are deemed to be affiliates of the Registrant.)

As of March 16, 2009, there were 128,226,787 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2009 Annual Meeting of Stockholders currently scheduled to be held May 19, 2009 are incorporated into Part III of this report.

ADHEREX TECHNOLOGIES INC.

2008 FORM 10-K ANNUAL REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or achievements may be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements with respect to (1) our anticipated sources and uses of cash and cash equivalents; (2) our anticipated commencement dates, completion dates and results of clinical trials; (3) our efforts to pursue collaborations with the government, industry groups or other companies; (4) our anticipated progress and costs of our clinical and preclinical research and development programs; (5) our corporate and development strategies; (6) our expected results of operations; (7) our anticipated levels of expenditures; (8) our ability to protect our intellectual property; (9) the anticipated applications and efficacy of our drug candidates; and (10) our ability to attract and retain key employees. All statements, other than statements of historical fact, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. We include forward-looking statements because we believe that it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including specifically our need to raise money in the very near term and others, as discussed below in Item 1.A., “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements.

Item 1.	Business.

Overview

The recent turmoil in the worldwide financial markets has led to an overall tightening in the credit markets and a significant decline in the availability of capital, especially for small biotechnology companies, which are generally viewed as higher risk investments. As a result of our limited financial resources and the decline in the availability of further capital, we have implemented a prioritization initiative to focus our clinical development activities on our most attractive, nearer term value-generating opportunities. Accordingly, we have postponed or terminated some of our previously planned or ongoing clinical development programs as outlined below. In addition, we have implemented a 75% headcount reduction effective April 30, 2009, representing all 13 of our current non-executive positions. The members of the Board of Directors have agreed to continue to serve for the benefit of the shareholders without further compensation. We continue to pursue various strategic alternatives, including, collaborations with other pharmaceutical and biotechnology companies and we believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements into September 2009. However, if a strategic transaction is not completed or we do not otherwise obtain additional financial resources in the very near term, we might cease operations sooner than September 2009. Our projections of our capital requirements into September 2009 and beyond are subject to substantial uncertainty. Additional capital may be required earlier than September 2009 or more capital than we had anticipated thereafter may be required. To finance our operations beyond September 2009, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. If we cannot obtain adequate funding, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or shut down some, or all, of our operations.

We are a biopharmaceutical company focused on cancer therapeutics. We are in the business of solving problems for patients with cancer. We have three primary products in the clinical stage of development, including:

Eniluracil, an oral dihydropyrimidine dehydrogenase, or DPD, inhibitor, which may improve the tolerability and effectiveness of 5-fluorouracil (5-FU), one of the most widely used oncology drugs in the world. ADH-1 is a small peptide molecule that selectively targets N-cadherin, a protein present on certain tumor cells and the blood vessels of solid tumors. STS is a chemoprotectant being developed to reduce or prevent hearing loss that may result from treatment with platinum-based chemotherapy drugs.

•

We are currently focusing our development efforts on a topical formulation of eniluracil for the prevention of hand-foot syndrome induced by capecitabine or Xeloda® in an investigator-initiated Phase I randomized trial. We believe the topical formulation represents a quicker and less expensive potential route to approval. As part of our prioritization initiative, we have closed patient enrollment in our Phase I/II trial studying oral eniluracil in liver cancer in Asia. We have also suspended patient enrollment in our oral Phase I clinical trial in the U.S. until we are able to secure adequate financial resources. That trial was designed to determine the maximum tolerated dose, or MTD, of oral 5-FU in combination with oral eniluracil.

•

We are currently focusing our development of ADH-1 for the treatment of melanoma presenting in a patient’s arm or leg, where ADH-1 is used in combination with regionally-infused melphalan during a surgical procedure called isolated limb infusion, or ILI. Enrollment in the study was completed in November 2008 with a total of 51 patients recruited into the combined Phase I/IIb trial. We expect complete results to be presented at the ASCO annual meeting in June 2009. Patients will be monitored to determine the durability of response in their treated limb and any evidence of disease progression. We have postponed our planned Phase III clinical trial for ADH-1 in combination with melphalan until we are able to secure adequate financial resources.

•

We continue to enroll patients in our Phase III trials of STS with the International Childhood Liver Tumour Strategy Group, known as SIOPEL and the Children’s Oncology Group, or COG. The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide and the COG study is expected to enroll up to 120 pediatric patients worldwide in five different disease indications.

Our current prioritization initiative focuses primarily on our clinical activities, and preclinical support will be limited only to those activities necessary to support the ongoing clinical programs. Our preclinical portfolio includes: (1) novel peptides and small chemical molecule successors to ADH-1; (2) peptides and small molecules targeting the cadherin-mediated metastatic spread of some cancers; and (3) peptides that combine both angiolytic and anti-angiogenic properties.

In addition to our current development efforts, we continue to pursue collaborations with other pharmaceutical and biotechnology companies, governmental agencies, academic or other corporate collaborators with respect to these molecules. A number of these preclinical molecules have been tested under agreements with third parties that may help to advance these products into future clinical development, either by us or under investigator-initiated studies. Our portfolio is supported by more than 50 issued patents that we either own or have licensed exclusively.

In December 2008 we were notified by the NYSE Alternext US LLC, formerly the American Stock Exchange, or AMEX, that the Company did not meet the minimum stockholders’ equity requirement of at least $6 million with sustained net losses in the five most recent fiscal years. On January 20, 2009 we filed a notification to remove our common stock from the AMEX and effective January 30, 2009, our common stock no longer traded on the AMEX. Our common stock continues to trade the Toronto Stock Exchange, or TSX, and on the over the counter market, or pink sheets, in the U.S.

Given the continuing difficult market conditions and our limited financial resources, we have expanded our ongoing efforts to explore and review potential partnering opportunities for each of our three main product candidates as well as other strategic alternatives. In addition, we implemented a success-based incentive plan for the executive management for the completion of a partnership, asset sale, or merger transaction. Executives will be eligible for a success-based cash bonus ranging from 1% to 5% upon the completion of a transaction prior to July 31, 2009 provided the executive continues to be employed at the time of the transaction. The cash bonus paid under this incentive plan would be offset dollar for dollar from the value of any “in the money” stock options held by the executive.

Adherex Technologies Inc. was incorporated under the Canada Business Corporations Act and has three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company.

Eniluracil

Eniluracil was previously under development by GlaxoSmithKline, or GSK. GSK advanced eniluracil into a comprehensive Phase III clinical development program which did not produce positive results and GSK terminated further development. We developed a hypothesis as to why the GSK Phase III trials were not successful and licensed the compound from GSK in July 2005. We successfully completed a clinical proof of concept study using a modified dose and schedule of eniluracil and 5-FU. We believe that eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally.

Normally, 5-FU is rapidly broken down in the body by an enzyme known as DPD. Eniluracil irreversibly inhibits DPD, thereby substantially slowing the breakdown of 5-FU and prolonging exposure of the tumor cells to the drug.

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

GSK’s clinical development program for the combination of 5-FU and eniluracil met with success in early development. However, three Phase III trials failed, and development was stopped. We believe new scientific data obtained by Adherex subsequent to those Phase III trials may account for the early suboptimal efficacy and provide a basis for enhancing the effectiveness of the combination. This proprietary data formed the basis of our patent application, which claims that the combination of eniluracil and 5-FU has the potential to be more effective than 5-FU alone when used in accordance with our proprietary methods.

As part of our prioritization initiative, we have suspended our oral development program of eniluracil and are focusing on a new topical formulation being studied in an investigator-initiated clinical trial for the prevention of hand-foot syndrome induced by capecitabine or Xeloda®. We believe the topical formulation represents a quicker and less expensive potential route to approval as compared to our oral eniluracil development program. We expect to have preliminary data on the eniluracil topical formulation by mid-2009. If we establish a partnership or secure adequate funding from other sources, we expect to resume the suspended clinical studies for oral eniluracil.

ADH-1

ADH-1 is a small peptide molecule that selectively targets N-cadherin, a protein present on certain tumor cells and tumor blood vessels. Pursuant to a general collaboration agreement, McGill University, or McGill, granted us an exclusive worldwide license to certain intellectual property rights related to ADH-1 and uses thereof. N-cadherin is found throughout the body and, like other cadherins, is important in cell-to-cell binding and in maintaining the structural integrity of cells. ADH-1 appears to inhibit the binding of the N-cadherin protein molecules to each other. Within tumors, the N-cadherin protein can be found on the tumor cells themselves and on the blood vessels that supply blood to the tumor. Therefore, N-cadherin is a single target where antagonizing N-cadherin binding with ADH-1 could have a dual effect; both on the tumor cells directly and on the tumor blood vessels. In our Phase I single-agent studies, radiologic changes consistent with areas of cell death (by either apoptosis or necrosis) were observed following administration of ADH-1.

In 2006, we began conducting preclinical studies of ADH-1 in combination with various chemotherapy agents. In preclinical melanoma studies, significant synergistic anti-tumor activity was observed when systemic ADH-1 was given in combination with regionally-infused melphalan (a generic chemotherapy typically used in this setting), where all of the animals on study achieved complete remission of their tumors, and the tumors remained in complete remission during the entire two-month timeframe of the studies. A similar study was conducted in a melanoma animal model that was resistant to treatment with melphalan. The combination of melphalan and ADH-1 in the melphalan-resistant animal models also produced striking synergistic effects, with significant tumor growth delay being observed compared to the untreated and melphalan-alone control groups.

Based on this preclinical data, we initiated a clinical program of ADH-1 in combination with various chemotherapeutic agents. In October 2006, we initiated a Phase I study intended to define the dose limiting toxicities and maximum tolerated dose, or MTD, of ADH-1 in combination with three separate chemotherapies: ADH-1 + docetaxel (Taxotere®), ADH-1 + carboplatin (a generically available agent), and ADH-1 + capecitabine (Xeloda®). In April 2008, we completed patient enrollment in this study and enrolled 39 patients. The study included 11 patients that received ADH-1 with docetaxel, 13 patients that received ADH-1 with carboplatin, and 15 patients that received ADH-1 with capecitabine. In general the patients were heavily pretreated for a Phase I study of this nature. All subjects enrolled reported adverse effects that were generally similar to those of chemotherapeutic agents alone. No patients experienced a complete response, however a number of patients had sustained, stable disease. We are currently evaluating the responses and the final clinical study report is being prepared. Due to their stable disease, four patients were enrolled into an extension study and two patients currently remain on therapy. The MTD for ADH-1 with docetaxel was defined as two grams; the MTD for ADH-1 with carboplatin and capecitabine was not reached at four grams. Once we evaluate all patients and complete the clinical study report, we plan to publish and present the final data.

In March 2007, we also initiated a Phase I study at Duke University combining systemic ADH-1 in combination with regionally-infused melphalan during a surgical procedure called isolated limb infusion, or ILI, for the treatment of melanoma presenting in a patient’s arm or leg. In January 2008, we completed patient enrollment in the Phase I portion of this study and expanded the trial to a Phase IIb study that included multiple clinical sites. In November 2008 we completed patient enrollment in the Phase IIb study. Enrollment in the study included a total of 51 patients into the combined Phase I/IIb trial including 45 patients that received four grams of ADH-1, three patients that received two grams of ADH-1 and three patients that received one gram of ADH-1. This study was designed to broadly evaluate the degree of response of the therapy in the treated limb for 12 weeks after the procedure and the short term durability of the response in the treated limb. The study also monitored the progression of melanoma to other sites in the body, although this was only a regional treatment. Patients will be monitored to determine the durability of response in their treated limb and any evidence of disease progression. The data has continued to compare favorably to historical datasets of ILI melphalan alone, although comparisons are limited due to the non-randomized nature of the data. Complete results are expected to be presented at the ASCO annual meeting in June 2009. We have postponed our planned Phase III clinical trial for ADH-1 in combination with melphalan until we are able to secure adequate financial resources.

STS

STS is currently marketed for use in humans as part of a treatment for cyanide poisoning. We have licensed from OHSU intellectual property rights for the use of STS as a chemoprotectant, and are developing STS as a protectant against the hearing loss often caused by platinum-based anti-cancer agents, in both children and adults. Preclinical and clinical studies conducted by OHSU and others have indicated that STS can effectively reduce the incidence of hearing loss caused by platinum-based anti-cancer agents. We have received Orphan Drug Designation in the United States for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients.

Hearing loss among children receiving platinum-based chemotherapy is frequent, permanent and often severely disabling. The incidence of hearing loss in these children depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. In addition, adults undergoing chemotherapy for several common malignancies, including ovarian cancer, testicular cancer, and particularly head and neck cancer and brain cancer, often receive intensive platinum-based therapy and may experience severe, irreversible hearing loss, particularly in the high frequencies.

Investigators at OHSU have conducted Phase I and Phase II studies which have shown STS reduces the hearing loss associated with platinum-based chemotherapy. In one study at OHSU, the need for hearing aids to correct high frequency hearing loss was reduced from about 50% to less than 5%.

In October 2007, we announced that our collaborative partner, the International Childhood Liver Tumour Strategy Group (known as SIOPEL), a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, had launched a randomized Phase III clinical trial to investigate whether STS reduces hearing loss in children receiving cisplatin, a platinum-based chemotherapy often used in children. The study initially opened in the United Kingdom and will include SIOPEL centers in up to 33 further countries. The clinical trial is expected to enroll approximately 100 children with liver (hepatoblastoma) cancer. Patients will receive cisplatin alone or cisplatin plus STS. The study, which is being coordinated through the Children’s Cancer and Leukemia Group in the United Kingdom, is intended to compare the level of hearing loss associated with cisplatin alone versus the combination of cisplatin plus STS, as well as the safety, tolerability and anti-tumor activity in both arms of the study. Under the terms of our agreement, SIOPEL will conduct and fund the clinical activity and we will provide drug, drug distribution and pharmacovigilance, or drug safety monitoring, for the study.

In March 2008, we announced the activation of a Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group, or COG. The goal of this Phase III study is to evaluate in a multi-centered, randomized trial whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children will be one to eighteen years of age who are to receive cisplatin according to their disease-specific regimen and, upon enrollment in this study, will be randomized to receive STS or not. Efficacy of STS will be determined through comparison of hearing sensitivity at follow-up relative to baseline measurements using standard audiometric techniques. The trial is expected to enroll up to 120 patients in up to 230 COG centers in the United States, Canada, Australia and Europe. COG will fund the clinical activities for the study and we will be responsible for providing the drug, drug distribution and pharmacovigilance, or drug safety monitoring, for the study.

In 2007, the results of a Phase III trial conducted by the Netherlands Cancer Institute—Antoni van Leeuwenhoek Hospital, or NCI-AVL, in adults with head and neck cancer treated with cisplatin were reported demonstrating that STS was able to protect against cisplatin-induced hearing loss without any apparent affect on the anticancer treatment efficacy of cisplatin two years after treatment. In May 2008, we completed a license agreement with the NCI-AVL for an option to the exclusive use of the data from the completed Phase III trial. The agreement also includes an option to the exclusive license of data from a planned long-term study intended to provide follow-up on the hearing status, disease-free status and overall survival of patients from the completed Phase III trial. Our decision to exercise the option will be based on a quality assurance audit of the data which is expected to be completed by the second quarter of 2009.

We have indefinitely postponed our planned STS Phase III study in adult patients with head and neck cancer to evaluate hearing loss protection during platinum-based chemotherapy and radiation therapy. If we establish a partnership which provides funding for STS or we obtain additional funding from other sources, we may reconsider the launch of this Phase III clinical trial.

Preclinical Portfolio

Our product candidates are in the early stages of clinical development, so we strive to maintain a preclinical portfolio to hedge against unavoidable development risks and to provide possible new product candidates for the future. In considering our product candidates, note that we are subject to the risks of failure that are inherent in the development of therapeutic products based on innovative technologies as described in Item 1A, “Risk Factors.”

Our current prioritization initiative is focused primarily on our clinical activities and preclinical support is limited to only those activities necessary to support the ongoing clinical programs. Our preclinical portfolio includes: (1) novel peptides and small chemical molecule successors to ADH-1; (2) peptides and small molecules targeting the cadherin-mediated metastatic spread of some cancers; and (3) peptides that combine both angiolytic and anti-angiogenic properties. We have synthesized small chemical molecules and peptide antagonists and agonists for a wide array of cadherin adhesion molecules, with drug candidates available to move into future clinical development, particularly in the following areas:

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

•

OB-cadherin. OB-cadherin is reported to be involved in the metastatic spread of certain cancers to sites distant from the original tumor. Metastatic disease is a major determinant of both a patient’s survival and quality-of-life. We have developed OB-cadherin peptides and small molecule antagonists with the potential to reduce or slow down the metastatic spread of tumors, such as breast and prostate cancers.

•

VE-cadherin. Like N-cadherin, VE-cadherin is important in the structural integrity of certain tumor blood vessels. We have developed peptide VE-cadherin antagonists that have the potential to be synergistic with our N-cadherin antagonists.

In addition to our own development efforts, we intend to pursue collaborations with other pharmaceutical companies, government entities or corporate collaborators with respect to our drug candidates. In 2005, we received approval from the Drug Development Group, or DDG, of the National Cancer Institute’s, or NCI, Division of Cancer Treatment and Diagnosis for a Level III collaboration for the clinical development of our lead biotechnology compound, ADH-1. As part of that collaboration, we executed a Clinical Trial Agreement, or CTA, with the NCI’s Cancer Therapy Evaluation Program and Developmental Therapeutics Program to support additional preclinical studies of ADH-1 in preparation for future NCI-sponsored clinical trials to further evaluate the anti-cancer and vascular targeting effects of ADH-1 both as a single agent and in combination with other anti-cancer agents. The NCI has recently confirmed their intention to support further clinical trials with ADH-1 in multiple cancer indications. We also entered into a standard form screening agreement with the NCI in 2003, under which NCI continues to screen and test select Adherex compounds from our preclinical pipeline for their anti-cancer properties in various preclinical anti-cancer assays and tumor models. The NCI has no obligation to sponsor future clinical trials of ADH-1 or to continue to perform preclinical or screening work for us and may terminate the CTA or screening agreement at any time, as may we.

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

Currently, we own or have licensed more than 50 issued U.S. patents. ADH-1 is currently protected under issued composition of matter patents in the United States that we exclusively licensed from McGill that expire in 2017. Eniluracil is currently protected under issued composition of matter and method patents that we exclusively licensed from GSK that expire in 2014 and 2015 (in combination with 5-fluorouracil). STS is currently protected by method of use patents that we exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States. None of the above expiry dates take into consideration additional pending patent applications for ADH-1 and eniluracil that, if issued, could provide additional patent protection nor possible patent term extensions or periods of data exclusivity that may be available upon marketing approval in the various countries worldwide. In addition, periods of marketing exclusivity for ADH-1 and STS may also be possible in the United States under orphan drug status. We obtained U.S. Orphan Drug Designation for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients in 2004 and for the use of ADH-1 in conjunction with melphalan for the treatment of Stage IIB/C, III, and IV malignant melanoma in 2008, and as a result, if approved, will have seven years of exclusivity in the United States from the approval date.

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

Corporate Relationships

General Collaboration Agreement with McGill University

In February 2001, we entered into a general collaboration agreement with McGill University. Pursuant to the terms of the agreement, McGill granted us a 27-year exclusive worldwide license to develop, use and market certain cell adhesion technology and compounds. In particular, McGill granted us an exclusive worldwide license to U.S. Patent 6,031,072 covering specific compounds including ADH-1 (composition of matter), U.S. Patent 6,551,994 covering alpha-catenin and beta-catenin inhibiting compounds, related international filings under the Patent Cooperation Treaty, or PCT, continuations and certain other patents and patent applications.

In consideration, we issued 508,416 shares of our common stock to McGill. We also agreed to pay to McGill future royalties of 2% of any gross revenues from the use of the technology and compounds. In addition, we agreed to fund research at McGill over a period of 10 years totaling CAD$3.3 million. Annual funding commenced in 2001, the first year of the agreement, for a total of CAD$200,000, and increases annually by 10% through 2010, when the required annual funding reaches CAD$500,000. This research commitment can be deferred in any given year if it would exceed 5% of our cash and cash equivalents. To date, there have been no deferrals and we have paid out approximately CAD$1.5 million in research and milestone funding to McGill pursuant to this agreement and other research-related payments. Pursuant to the terms of the agreement, we are entitled to certain intellectual property rights that result from this research.

The term of the general collaboration agreement expires on September 23, 2028, unless earlier terminated by operation of law or as provided in the agreement. The agreement is terminable by either party in the event of an uncured breach by either party after 60 days prior written notice.

License Agreement with Oregon Health & Science University

In November 2002, we acquired an exclusive license agreement with OHSU through our acquisition of Oxiquant, which had entered into the license agreement with OHSU in September 2002. Pursuant to the license agreement, OHSU granted us an exclusive worldwide license to intellectual property directed to thiol-based compounds including STS and their use in oncology. In consideration, OHSU was issued 250,250 shares of common stock of Oxiquant that were subsequently converted upon the acquisition of Oxiquant into 382,514 shares of Adherex common stock and warrants to purchase shares of Adherex common stock that subsequently expired in 2007. In addition, we are required to make the following milestone payments: (i) $50,000 upon completion of Phase I clinical trials, (ii) $200,000 upon completion of Phase II clinical trials, (iii) $500,000 upon completion of Phase III clinical trials, and (iv) $250,000 upon the first commercial sale for any licensed product. We are also required to pay OHSU a 2.5% royalty on net sales of any licensed products and a 15% royalty on any consideration received from sublicensing of the licensed technology.

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

Development and License Agreement with GlaxoSmithKline

In July 2005, we licensed eniluracil from GlaxoSmithKline, or GSK. Under the original terms of the agreement, we received an exclusive license for eniluracil for all indications, and GSK retained options to buy back the compound at various points in time during its development in return for milestone payments and sales royalties to Adherex. GSK made a concurrent equity investment of $3.0 million to assist in its further development.

In March 2007, we purchased all of GSK’s remaining options to buy back eniluracil under the agreement for a $1.0 million fee. We are now in full control of the development of eniluracil and are required to pay GSK development and sales milestone payments and sales royalties. Specifically, if we file a New Drug Application, or NDA, with the Food and Drug Administration, or FDA, we will be obligated to pay GSK development milestones of $5.0 million. Depending upon the commercial success of eniluracil, we may also be required to pay GSK up to an additional $70.0 million in development and sales milestones, plus double-digit royalties based on our annual net sales. If we pursue other indications, we may be required to pay up to an additional $15.0 million to GSK for each indication approved by the FDA.

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

We are aware of a number of companies engaged in the research, development and testing of new cancer therapies or means of increasing the effectiveness of existing therapies, including, among many others, Abbott Laboratories, Amgen, Antisoma, AstraZeneca, Bayer, Bristol-Myers Squibb, EntreMed, Genentech, Merck & Co., NeoPharm, Novartis, Johnson & Johnson, OSI Pharmaceuticals, Onyx, OXiGENE, Peregrine Pharmaceuticals, Pfizer, Roche, Taiho and Sanofi-Aventis. Some of these companies have products that have already received, or are in the process of receiving, regulatory approval or are in later stages of clinical development than our products. Many of them have much greater financial resources than we do. Many of these companies have marketed drugs or are developing targeted cancer therapeutics which, depending upon the mechanism of action of such agents, could be viewed as competitors. There are an estimated 250 anti-angiogenic/vascular disruptive/vascular targeting agent drugs in active development for the treatment of various cancers, from early preclinical to marketed drugs. However, we are not aware of any other N-cadherin targeted compounds in clinical trials. Because cancer treatment often consists of using different drug combinations, it is possible that agents that are either marketed (e.g., Taxotere®) or investigational could be combined with ADH-1 (after achievement of applicable regulatory requirements and approvals) in an effort to improve the efficacy in comparison to the agents used alone. In other words, while a drug with a similar mechanism of action, or with anti-tumor activity in a disease where ADH-1 is also shown to be active, could be viewed as a potential competitor when both drugs are used alone, the combination could prove to be superior to the current standard of care.

We are aware of at least four companies, AstraZeneca, Aventis, OXiGENE and Roche that are clinically developing cancer angiolytics. Their product candidates are tubulin depolymerizing agents that destroy the scaffold-like structure that supports the lining cells (endothelial cells) of blood vessels, causing the endothelial cells to round and cut off blood flow through the blood vessel. They cut off a tumor’s blood supply and lead to tumor cell death. Some other angiolytic agents are known to us to be in preclinical development, including antibodies to tumor blood vessel wall components and agents linked with liposomal cytotoxic agents, but little information about these agents is publicly available at this time. These competing angiolytics work in a very different manner than ADH-1 and, to our knowledge; we are the only company approaching tumor angiolysis from the perspective of peptide-based cadherin antagonism. Tumor angiolysis is an emerging field, and our competitors’ tubulin depolymerizing agents, like our drug candidates, are still in clinical development. OXiGENE has initiated a Phase III study with its angiolytic agent in the United Kingdom. To our knowledge, no other angiolytic compounds have entered late-stage development. Accordingly, it is premature to speculate on the potential advantages and disadvantages of different angiolytic agents because the efficacy and tolerability profiles of these agents are not yet publicly available.

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

Programmed cell death, or apoptosis, has a critical role in the maintenance of healthy tissues. It has been increasingly recognized that defects in apoptotic mechanisms and pathways commonly occur to allow cancer cells to survive and flourish. In fact, the defects in the apoptotic pathways are fundamental properties of cancer biology. In recent years, the molecular underpinning of apoptosis pathways has received considerable attention and provides another opportunity for potential therapeutic intervention by inducing apoptosis in tumor cells. ADH-1 is thought to trigger apoptosis in cancer cells. Many other such apoptosis inducers are in preclinical and clinical development as oncology therapeutics candidates with companies that include Sanofi-Aventis, Abbott Laboratories, Novartis, Pfizer and Merck & Co.

There are several potential therapies that may be competitive to our eniluracil, including capecitabine (Xeloda®) which is an oral pro-drug of 5-FU marketed by Roche that is converted to 5-FU following absorption from the gastrointestinal tract. Capecitabine is approved by the FDA and many other regulatory agencies worldwide for use in breast and colorectal cancer but eniluracil/5-FU has a potential competitive advantage in having minimal hand foot syndrome compared to the up to 60% incidence with Xeloda®. Hand foot syndrome is a major complication of the use of Xeloda® and there is currently no adequate treatment, with most physicians resorting to reducing the starting dosage of Xeloda®.

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

S-1, which is marketed by Taiho in Japan for gastric cancer, colorectal cancer, head and neck cancer, non-small cell lung cancer, and inoperable or recurrent breast cancer, is an orally active combination of tegafur and oxonic acid, an inhibitor of phosphoribosyl pyrophosphate transferase, an enzyme that reduces the incorporation of 5-FU into RNA. Both S-1 and UFT have been shown to have very low levels of hand foot syndrome but because they are reversible inhibitors of DPD, these products would not be expected to be as successful at targeting new product indications where DPD levels are intrinsically high, such as hepatocellular cancer, compared to an irreversible DPD inhibitor like eniluracil. Other reversible DPD inhibitors in development include a Roche molecule, Ro 09-4889, which has completed a Phase I clinical study. To our knowledge, no other irreversible DPD inhibitors are currently in development.

Potential competitors to topical eniluracil include topical uracil, a product that was under development by a company called VioQuest Pharma for the prevention of hand foot syndrome. To our knowledge, there are no active clinical studies of this approach currently being performed. Given eniluracil is an irreversible DPD inhibitor, the ability of eniluracil to be applied for a very short time to achieve DPD inhibition would be expected to have a significant advantage over a compound like uracil that would need a longer application with each and every dose of chemotherapy. Another topical approach includes high concentrations of DMSO (dimethyl sulfoxide) for the treatment of hand foot syndrome. This method is predominantly designed for the treatment of doxorubicin extravasation, but is contemplated for use in capecitabine-induced hand foot syndrome as well. The mechanism of action is uncertain and the practical application of this approach is highly questionable since the use of high concentrations of DMSO would likely be objectionable clinically.

We are not aware of any commercially available agents that reduce the incidence of hearing loss associated with the use of platinum-based anti-cancer agents, for which purpose we are developing STS. There are several potential competitive agents with activity in preclinical or limited clinical settings. These include: D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings but was demonstrated to be inferior to STS in comparative studies; SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals for noise and age-related hearing loss but in early Phase I trials for chemotherapy related hearing loss, which mimics glutathione peroxidase and induces the intracellular induction of glutathione; AHLi-11, an siRNA compound not yet in clinical trials being developed by Quark Pharmaceuticals aimed at silencing p53 following high dose cisplatin therapy; N-acetylcysteine and amifostine, which have shown effectiveness (but less than STS) in experimental systems; and Vitamin E, salicylate and tiopronin, which have all demonstrated moderate activity in rat models to protect against cisplatin-induced ototoxicity but no clinical trials have been performed. Cochlear implants, which are small electronic devices that are surgically placed in the inner ear to assist with certain types of deafness, are utilized to offer some relief but are often suboptimal.

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

In Canada, these activities are subject to regulation by Health Canada’s Therapeutic Products Directorate, or TPD, and the rules and regulations promulgated under the Food and Drug Act. In the United States, drugs and biological products are subject to regulation by the FDA. The FDA requires licensing of manufacturing and contract research facilities, carefully controlled research and testing of products and governmental review and approval of results prior to marketing therapeutic products. Additionally, the FDA requires adherence to “Good Laboratory Practices” as well as “Good Clinical Practices” during clinical testing and “Good Manufacturing Practices” and adherence to labeling and supply controls. The systems of new drug approvals in Canada and the United States are substantially similar, and are generally considered to be among the most rigorous in the world.

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

Marketing Application: Upon completion of Phase III clinical trials, the pharmaceutical company sponsoring the new drug assembles all the chemistry, preclinical and clinical data and submits it to the TPD or the FDA as part of a New Drug Submission in Canada or a New Drug Application, or NDA, in the United States. The marketing application is then reviewed by the regulatory body for approval to market the product. The review process generally takes twelve to eighteen months.

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

An investment in our common stock involves a significant risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot reasonably foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than currently expected. There are a number of important factors that could cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements in this report. These factors include, without limitation, the risk factors listed below and other factors presented throughout this report and any other documents filed by us with the Securities and Exchange Commission, or the SEC, and the Ontario Securities Commission, or the OSC.

Risks Related to Our Business

We will need to raise substantial additional funds in the very near future to continue our operations.

We believe that our current cash and cash equivalents will only be sufficient to satisfy our anticipated capital requirements into September 2009. As a result, the audit opinion contained in this Annual Report filed on Form 10-K includes a notation related to the uncertainty of our ability to continue as a going concern. The current conditions in worldwide financial markets make fund-raising for small biotechnology companies like us very difficult. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies however, if a strategic transaction is not completed or we do not otherwise obtain additional financial resources in the very near term, we might cease operations sooner than September 2009. Our projections of our capital requirements into September 2009 and beyond are subject to substantial uncertainty. Our current and future working capital requirements may change depending upon numerous factors, including: our ability to enter into collaborations that provide us with funding, up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; our drug substance requirements to support clinical programs; changes in the focus, direction, or costs of our research and development programs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and our commercialization activities, if any. Any such change could mean additional capital may be required earlier than September 2009 or more capital than we had anticipated thereafter may be required. To finance our operations beyond September 2009, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. Given current market conditions, there is a serious risk that we might not be able to raise the necessary capital or such funding may not be available on favorable terms or at all. If we cannot obtain adequate funding we might be required to delay, scale back or eliminate certain research and development studies, consider business combinations or shut down some, or all of our operations.

As a result of our recent corporate restructuring, we have very limited human resources remaining and the loss of any of the remaining personnel could lead to a significant deterioration in our strategic alternative or business prospects. If we lose any of our remaining key personnel, we may be unable to effectively manage our business or successfully develop our product candidates.

As a result of the recent corporate restructuring, our success depends upon the remaining key personnel, namely our four executives, the loss of any of whom might significantly delay or prevent the achievement of our near term business or scientific objectives. Although we have employment agreements with each of our executives, we cannot be certain that any individual will continue in such capacity for any period of time, particularly in light of our severely constrained financial resources. The loss of any key personnel, or the inability to hire and retain qualified employees to replace any of them, could negatively affect our ability to manage our business or secure a strategic transaction. We do not currently carry any key person life insurance.

We have a history of significant losses and have had no revenues to date through the sale of our products. If we do not generate significant revenues, we will not achieve profitability.

To date, we have been engaged primarily in research and development activities. We have had no revenues through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We experienced net losses of approximately $13.6 million for the year ended December 31, 2008, $13.4 million for the fiscal year ended December 31, 2007, and $16.4 million for the fiscal year ended December 31, 2006. As of December 31, 2008, we had an accumulated deficit of approximately $98.0 million. We anticipate incurring substantial additional losses over the next several years due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

If we do not maintain current or enter into new collaborations with other companies, we might not successfully develop our product candidates or generate sufficient revenues to expand our business.

We currently rely on scientific and research and development collaboration arrangements with academic institutions and other third party collaborators, including without limitation our Development and License Agreement for eniluracil with GSK, a general collaboration agreement with McGill for ADH-1 and other related compounds, and an exclusive worldwide license from OHSU for STS.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate, through preclinical studies with animals and clinical trials with humans, that our product candidates are safe and effective for use in each target indication. To date, we have performed only limited clinical trials, and we have only done so with some of our product candidates. Much of our testing has been conducted on animals or on human cells in the laboratory, and the benefits of treatment seen in animals may not ultimately be obtained in human clinical trials. As a result, we will need to perform significant additional research and development and extensive preclinical and clinical testing prior to any application for commercial use. We may suffer significant setbacks in clinical trials, and the trials may demonstrate our product candidates to be unsafe or ineffective. We may also encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials, which would increase our development costs and harm our financial results and commercial prospects. Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, including a significant delay in the initial activation of our STS Phase III study with COG and significant delay in the patient enrollment in the STS Phase III trials with COG and SIOPEL, and we may experience significant delays in the future. If patients are unwilling to participate in our trials because of competitive clinical trials for similar patient populations, perceived risk or any other reason, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. Other factors that may result in significant delays include obtaining regulatory or ethics review board approvals for proposed trials, reaching agreement on acceptable terms with prospective clinical trial sites, and obtaining sufficient quantities of drug for use in the clinical trials. Such delays could result in the termination of the clinical trials altogether.

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

Our clinical studies might be delayed or halted, or additional studies might be required, for various reasons, including:

•	lack of funding;

•	the drug is shown to be effective;

•	patients experience severe side effects during treatment;

•	appropriate patients do not enroll in the studies at the rate expected;

•	drug supplies are not sufficient to treat the patients in the studies; or

•	we decide to modify the drug during testing.

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

Our business strategy includes expanding our products and capabilities, and we may seek mergers, acquisitions or other business arrangements to do so. Mergers and acquisitions involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the merged or acquired companies;

•	diverting our management’s attention away from other business concerns;

•	the additional expense of the transaction;

•	the generation of shareholder lawsuits;

•	risks of entering markets in which we have limited or no direct experience; and

•	the potential loss of our key employees or key employees of the acquired companies.

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

If we are unable to adequately protect or maintain our patents and licenses related to our product candidates, or we infringe upon the intellectual property rights of others, we may not be able to successfully develop and commercialize our product candidates.

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

We may be required to obtain licenses under patents or other proprietary rights of third parties but the extent to which we may wish or need to do so is unknown. Any such licenses may not be available on terms acceptable to us or at all. If such licenses are obtained, it is likely they would be royalty bearing, which would reduce any future income. If licenses cannot be obtained on an economical basis, we could suffer delays in market introduction of planned products or their introduction could be prevented, in some cases after the expenditure of substantial funds. If we do not obtain such licenses, we would have to design around patents of third parties, potentially causing increased costs and delays in product development and introduction or precluding us from developing, manufacturing or selling our planned products, or our ability to develop, manufacture or sell products requiring such licenses could be foreclosed.

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

There has been significant deterioration and instability in the financial markets. Even though we believe we take a conservative approach to investing our funds, the volatility of the current financial markets exposes us to increased investment risk, including the risks that the value and liquidity of our money market investments could deteriorate significantly and the issuers of the investments we hold could be subject to credit rating downgrades. This might result in significant losses in our money market investments that could adversely impact our financial condition, which could be an immediate problem given our extremely limited financial resources. On September 19, 2008, the U.S. Treasury announced a Temporary Guarantee Program which insures money market investments on a temporary basis, including our money market funds. The program was in effect for an initial three month term and ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. On November 24, 2008, the U.S. Treasury announced the program was extended until April 30, 2009. The Secretary of the Treasury has the option to extend the program until September 18, 2009. While we have not experienced any loss or write down of our money market investments in the past, we cannot guarantee that such losses will not occur in future periods.

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

Risks Related to Owning Our Common Shares

Our common shares have been delisted from NYSE Alternext US LLC (formerly the American Stock Exchange), which may make it more difficult to dispose of your shares.

In December 2008 we received notice from the NYSE Alternext US, LLC (formerly the American Stock Exchange), or AMEX that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we had incurred losses from continued operations and net losses in the five most recent fiscal years. On January 20, 2009, we voluntarily filed to delist our common stock from the AMEX and effective January 30, 2009, our common stock no longer traded on the AMEX. As a result, any trading of our common stock in the U.S. will need to be conducted in the over-the-counter market, or on the pink sheets. In addition, our common stock is also subject to the SEC’s penny stock rules, which impose additional requirements on broker-dealers who effect trades. As a result, shareholders might have difficulty selling our common stock, particularly in the U.S.

We may be unable to maintain the listing of our common stock on the Toronto Stock Exchange and that would make it more difficult for stockholders to dispose of their common stock.

Our common stock is currently listed on the Toronto Stock Exchange, or TSX. The TSX has rules for continued listing, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise additional capital to continue operations. Our common stock was delisted in January 2009 from the AMEX exchange as the Company did not meet the continued listing requirements of that exchange.

Delisting from the TSX would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of our common stock. There can be no assurances that a market maker will make a market in our common stock on the pink sheets or any other stock quotation system after delisting. Furthermore, securities quoted on the pink sheets generally have significantly less liquidity than securities traded on a national securities exchange, not only in the number of shares that can be bought and sold, but also through delays in the timing of transactions and lower market prices than might otherwise be obtained. As a result, stockholders might find it difficult to resell shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock, our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities are not traded on a national securities exchange.

The market price of our common shares is highly volatile and could cause the value of your investment to significantly decline.

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From November 12, 2004 to March 16, 2009, the trading price of our stock fluctuated from a high closing price of CAD$2.09 per share to a low closing price of CAD$0.02 per share on the TSX. From November 12, 2004 until our delisting on January 30, 2009, the trading price of our stock fluctuated from a high closing price of $1.71 per share to a low closing price of $0.01 per share on the NYSE Alternext US, LLC (formerly, the American Stock Exchange). Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

The market price of our stock may be significantly affected by many factors, including without limitation:

•	our immediate need to raise additional capital and the terms of any transaction we are able to enter into;

•	the economic crisis or other external factors generally or stock market trends in the pharmaceutical or biotechnology industries specifically;

•	announcements of licensing agreements, joint ventures, collaborations or other strategic alliances that involve our products or those of our competitors;

•	innovations related to our or our competitors’ products;

•	actual or potential clinical trial results related to our or our competitors’ products;

•	our financial results or those of our competitors;

•	reports of securities analysts regarding us or our competitors;

•	developments or disputes concerning our licensed or owned patents or those of our competitors;

•	developments with respect to the efficacy or safety or our products or those of our competitors; and

•	health care reforms and reimbursement policy changes nationally and internationally.

Our existing principal stockholders hold a substantial number of our common shares and may be able to exercise influence in matters requiring approval of stockholders.

At December 31, 2008, our current 5% stockholders beneficially own approximately 60% of our common shares. In particular, Southpoint Capital Advisors LP owns or exercises control over 41.5 million common shares, representing approximately 32% of the issued and outstanding common shares and 42% beneficially owned (assuming full exercise of the 20.8 million warrants issued to Southpoint Capital but no other outstanding warrants or options). In addition, Mr. Robert Butts, Co-Founder and Portfolio Manager of Southpoint Capital Advisors LP, serves as a member of our Board of Directors. Southpoint Capital, our other 5% stockholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These stockholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common shares or deprive our other stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company.

There are a large number of our common shares underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common shares.

Sale or issuance of a substantial number of our common shares in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. As of December 31, 2008, we had outstanding warrants to purchase approximately 45.9 million of our common shares at exercise prices ranging from $0.33 to $0.97. In addition, as of December 31, 2008, there were approximately 18.4 million common shares issuable upon the exercise of stock options granted by us of which approximately 2.8 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$2.19 per common share and approximately 15.6 million were denominated in U.S. dollars and had a weighted average exercise price of $0.54 per common share. We may also issue further warrants as part of any future financings as well as the additional 2.3 million options to acquire our common shares currently remaining available for issuance under our stock option plan.

We are a passive foreign investment company under U.S. tax law, which has adverse tax consequences for our U.S. stockholders.

As further described in Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” – “Material United States Federal and Canadian Income Tax Consequences” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we have determined that we are currently a Passive Foreign Investment Company, or PFIC, under U.S. tax law and likely will continue to be a PFIC at least until we develop a source of significant operating revenues. As a result, there may be adverse tax consequences to U.S. holders of our common shares. A U.S. holder whose holding period for our shares includes a period during which we are classified as a PFIC generally may be required to treat certain excess distributions with respect to our shares and gains realized on the disposition of our shares as ordinary income earned ratably over the holder’s holding period and may be subject to a special tax and interest charge on amounts treated as earned in the periods in which we are a PFIC. In addition, the holder’s shares may not receive a “stepped-up” basis upon a transfer at death. These PFIC tax rules may not apply if a U.S. holder makes an election for the first taxable year of the holder’s holding period to be taxed currently on the holder’s pro rata share of our ordinary earnings and net capital gain for any year we are a PFIC. Alternatively, a U.S. holder may avoid the special tax and interest charge on excess distributions and gains by making an election to mark the shares to market annually during any period in which we are a PFIC and our shares are treated as marketable shares. If a mark-to-market election is made, amounts included in or deducted from income pursuant to the election and actual gains and losses realized upon disposition generally may be treated as ordinary gains or losses. Whether or not an applicable election is made, if we are classified as a PFIC for the taxable year in which a dividend is paid, or for the preceding taxable year, a dividend paid to a non-corporate U.S. holder may not qualify for the reduced long-term capital gains rates. These tax issues could make our stock less attractive to U.S. investors and therefore negatively affect our stock price and the ability to sell our shares.

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

We lease two facilities, one of which we sublease to another tenant. The facility we occupy has approximately 18,272 square feet of laboratory and office space in Research Triangle Park, North Carolina and the current monthly lease payments are approximately $32,000 and the lease expires in August 2012. The subleased space consists of approximately 7,636 square feet of laboratory and office space and the current monthly payments are approximately $10,500 and the lease expires in September 2010. We have subleased this space to a third party for approximately $7,000 per month through September 2010.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 26, 2009:

Name	Age	Position
Dr. William P. Peters	58	Chief Executive Officer and Chairman
Dr. Robin J. Norris	62	President and Chief Operating Officer
James A. Klein, Jr.	46	Chief Financial Officer
D. Scott Murray	39	Senior Vice President, Corporate Development, General Counsel and Secretary

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

Our common stock traded on the NYSE Alternext US LLC, formerly the American Stock Exchange, or AMEX, under the trading symbol “ADH” since November 12, 2004 until January 29, 2009, and has traded on the Toronto Stock Exchange, or TSX, under the trading symbol “AHX” since June 5, 2001. In December 2008 we received notice from the AMEX that we were not in compliance with certain continued listing standards as set forth in Part 10 of the NYSE Alternext US, LLC Company Guide. On January 20, 2009, we voluntarily filed to delist our common stock from the AMEX and on January 30, 2009, we no longer traded on the AMEX. As a result, any trading of our common stock in the U.S. must be conducted in the over-the-counter market, on the pink sheets. In addition to trading over-the-counter in the U.S., our common stock continues to trade on the TSX. The following table sets forth the quarterly high and low market closing prices, and average daily trading volume on the AMEX and the TSX, for the two most recent full financial years:

	American Stock Exchange (in U.S. dollars)			Toronto Stock Exchange (in Canadian dollars)
	High $	Low $	Volume	High $	Low $	Volume
Fiscal 2008:
Quarter ended 12/31/08	$0.09	$0.02	309,656	$0.11	$0.02	91,302
Quarter ended 09/30/08	0.23	0.09	110,686	0.20	0.10	26,653
Quarter ended 06/30/08	0.37	0.21	109,689	0.35	0.21	30,382
Quarter ended 03/31/08	0.40	0.30	61,708	0.39	0.26	24,969
Fiscal 2007:
Quarter ended 12/31/07	$0.43	$0.25	114,251	$0.43	$0.23	16,622
Quarter ended 09/30/07	0.57	0.26	177,938	0.59	0.27	75,130
Quarter ended 06/30/07	0.69	0.44	684,122	0.76	0.48	88,394
Quarter ended 03/31/07	0.54	0.28	481,203	0.65	0.32	100,693

As of March 16, 2009, the last reported sale on the TSX was CAD$0.02 per share and the last reported sale on the over the counter markets in the U.S. was $0.01 per share.

Record Holders

As of March 16, 2009, there were approximately 91 shareholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

Relative Stock Performance

The following line graph compares the percentage change, from June 30, 2003 to December 31, 2008, in cumulative total shareholder return for $100 (CAD$ for TSX and US$ for AMEX) invested in our common stock with cumulative total return of the AMEX Composite, the AMEX Biotechnology Index and the S&P/TSX Composite Total Return Index. Note the line graph reflects our change in year end from June 30th to December 31st in June 2004. The line graph also reflects the November 12, 2004 commencement of trading on the NYSE Alternext US, LLC formerly the American Stock Exchange.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

Material United States Federal and Canadian Income Tax Consequences

This section summarizes the material U.S. federal and Canadian federal income tax consequences of the ownership and disposition of the common stock. Nothing contained herein shall be construed as tax advice; you must rely only on the advice of your own tax advisor. We make no assurances as to the applicability of any tax laws with respect to any individual investment. In this section, we have calculated whether we meet certain thresholds related to our status under various U.S. tax rules. Any such calculations are dependent on many facts, not all of which may be known to us and any of which might change, which could change the results of any calculation.

This summary relating to the common stock applies to the beneficial owners who are individuals, corporations, trusts and estates that:

•

at all relevant times are: (i) U.S. persons for purposes of the U.S. Internal Revenue Code of 1986, as amended through the date hereof, or the Code, (ii) nonresidents of Canada for purposes of the Income Tax Act (Canada), or the Income Tax Act, and (iii) residents of the United States for purposes of, and entitled to all the benefits under, the Canada-United States Income and Capital Tax Convention (1980), as amended through the date hereof, or the Tax Treaty;

•	hold common stock as a capital asset for purposes of the Code and capital property for the purposes of the Income Tax Act;

•	deal at arm’s length with, and are not affiliated with, the Company for purposes of the Income Tax Act; and

•	do not and will not use or hold the common stock in carrying on a business in Canada.

Persons who satisfy the above conditions are referred to as U.S. Shareholders.

The tax consequences of an investment in common stock by persons who are not U.S. Shareholders may differ materially from the tax consequences discussed in this section. The Income Tax Act contains rules relating to securities held by some financial institutions. This Annual Report does not discuss these rules, and holders that are financial institutions should consult their own tax advisors. This discussion is based upon the following, all as currently in effect:

•	the Income Tax Act and regulations under the Income Tax Act;

•	the Code and Treasury regulations under the Code;

•	the Tax Treaty;

•	the administrative policies and practices published by the Canada Revenue Agency, formerly Revenue Canada;

•

all specific proposals to amend the Income Tax Act and the regulations under the Income Tax Act that have been publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date of this report;

•	the administrative policies and rulings published by the U.S. Internal Revenue Service, or the IRS; and

•	judicial decisions.

All of the foregoing are subject to change either prospectively or retroactively. This summary does not take into account estate or gift tax laws, the tax laws of the various provinces or territories of Canada or the tax laws of the various state and local jurisdictions of the United States or foreign jurisdictions.

This discussion summarizes the material U.S. federal and Canadian federal income tax considerations of the ownership and disposition of common stock. This discussion does not address all possible tax consequences relating to an investment in common stock. No account has been taken of your particular circumstances, and this summary does not address consequences peculiar to you if you are subject to special provisions of U.S. or Canadian income tax law (including, without limitation, dealers in securities or foreign currency, tax-exempt entities, banks, insurance companies or other financial institutions, persons that hold common stock as part of a “straddle,” “hedge” or “conversion transaction,” persons acquiring shares upon exercise of stock options or in other compensatory transactions, and U.S. Shareholders that have a “functional currency” other than the U.S. dollar or that own common stock through a partnership or other pass-through entity). Therefore, you should consult your own tax advisor regarding the tax consequences of purchasing and owning common stock.

Material U.S. Federal Income Tax Considerations

Subject to the discussion below regarding Passive Foreign Investment Company Rules and Controlled Foreign Corporation Rules, this section summarizes U.S. federal income tax consequences of ownership and disposition of the common stock.

U.S. Shareholders are generally required to include in income dividend distributions, if any, paid by a corporation to the extent of a corporation’s current or accumulated earnings and profits attributable to the distribution as computed based on U.S. income tax principles. The amount of any cash distribution paid in Canadian dollars will be equal to the U.S. dollar value of the Canadian dollars on the date of distribution based on the exchange rate on such date, regardless of whether the payment is in fact converted to U.S. dollars, and without reduction for Canadian withholding tax. For a discussion of Canadian withholding taxes applicable to dividends paid by the Company, see “Material Canadian Federal Income Tax Considerations.” You will generally be entitled to a foreign tax credit or deduction for U.S. federal income tax purposes in an amount equal to the Canadian tax withheld. To the extent distributions paid by the Company on the common stock exceed the Company’s current or accumulated earnings and profits, they will be treated first as a return of capital up to your adjusted tax basis in the shares and then as capital gain from the sale or exchange of the shares.

Under current law the maximum rate of U.S. federal income tax on dividends paid to noncorporate U.S. holders is reduced to 15% for tax years from 2003 through 2010. In order to qualify for the reduced tax rates on dividends, a noncorporate shareholder must satisfy certain holding period requirements and must not be under an obligation (whether pursuant to a short sale or otherwise) to make related payments with respect to positions in substantially similar or related property. In some circumstances, this holding period may be increased. Additionally, the reduced tax rates do not apply to dividends that a noncorporate shareholder elects to treat as investment income for purposes of Section 163(d)(4) of the Code.

Dividends received from a “qualified foreign corporation” are eligible for the reduced dividends tax rates for noncorporate shareholders. In general, a Canadian corporation entitled to all the benefits of the Tax Treaty will be treated as a qualified foreign corporation. In addition, a foreign corporation will be treated as a qualified foreign corporation with respect to any dividend paid by that corporation if the stock with respect to which the dividend is paid is readily tradable on an established securities market in the United States. Regardless of the above rules, however, a foreign corporation will not be treated as a qualified foreign corporation if, for the taxable year of the corporation in which the dividend was paid, or the preceding taxable year, the corporation is classified for U.S. tax purposes as a passive foreign investment company, or PFIC. Accordingly, any dividends paid by us in a year that we are a PFIC or in the next taxable year would not qualify for the reduced tax rates on dividends paid to noncorporate U.S. holders. As discussed below under “Passive Foreign Investment Company Rules,” we have determined that we are a PFIC for U.S. federal income tax purposes and likely will continue to be a PFIC at least until we develop a source of significant operating revenues.

Dividends paid by the Company generally will constitute foreign source dividend income and “passive income” for purposes of the foreign tax credit, which could affect the amount of foreign tax credits available to you. The Code applies various limitations on the amount of foreign tax credits that may be available to a U.S. taxpayer.

Because of the complexity of those limitations, you should consult your own tax advisor with respect to the availability of foreign tax credits.

Dividends paid by the Company on the common stock generally will not be eligible for the “dividends received” deduction available to corporate shareholders, because the Company is a foreign corporation. Note, however, that if a corporate shareholder owns at least 10 percent of our stock and we are not a PFIC (see “Passive Foreign Investment Company Rules” below) for a particular year, a dividends received deduction may be available under Section 245 of the Code for any dividends paid by the Company to that shareholder attributable to our U.S.-source earnings.

If you sell the common stock, you generally will recognize gain or loss in an amount equal to the difference between the amount realized on the sale and your adjusted tax basis in the shares. Any such gain or loss will be long-term or short-term capital gain or loss, depending on whether the shares have been held by you for more than one year, and will generally be U.S.-source gain or loss.

Dividends paid by the Company on the common stock generally will be subject to U.S. information reporting, and a backup withholding tax may apply unless you furnish the paying agent or middleman with a duly completed and signed Form W-9. You will be allowed a refund or a credit equal to any amount withheld under the U.S. backup withholding tax rules against your U.S. federal income tax liability, provided you furnish the required information to the IRS.

Passive Foreign Investment Company Rules

The passive foreign investment company, or PFIC, provisions of the Code can have significant tax effects on U.S. Shareholders. We will be classified as a PFIC for any taxable year if, after the application of certain “look through” rules, either:

•	75% or more of our gross income is “passive income,” which includes interest, dividends and certain rents and royalties; or

•	the average quarterly percentage, by fair market value, of our assets that produce or are held for the production of “passive income” is 50% or more of the fair market value of all of our assets.

Based upon our review of our financial data for the current and prior fiscal years, we have determined that we are currently a PFIC and likely will continue to be a PFIC at least until we develop a source of significant operating revenues.

Our classification as a PFIC for any period during a U.S. Shareholder’s holding period for our shares, absent the holder’s validly making one of the elections described below, would generally require the U.S. Shareholder to treat all “excess distributions” received during such holding period with respect to those shares as if those amounts were ordinary income earned ratably over such holding period. Excess distributions for this purpose would include all gain realized on the disposition of the shares as well as certain distributions made by us. Amounts treated under this analysis as earned in the year of the disposition or in any year before the first year in which we are a PFIC would be included in the holder’s ordinary income for the year of the disposition. Additionally, amounts treated as earned in a year of distribution would be included in the holder’s ordinary income for the year of the distribution. All remaining amounts would be subject to tax at the highest ordinary income tax rate that would have been applicable in the year in which such amounts were treated as earned, and interest would be charged on the tax payable with respect to such amounts. In addition, if we are classified as a PFIC, shares acquired from a decedent dying in a calendar year other than 2010 generally would not receive a “stepped-up” basis but would, instead, have a tax basis equal to the lower of the decedent’s basis or the fair market value of those shares on the date of the decedent’s death. In the case of decedents dying in 2010, if we are a PFIC, current law provides that shares acquired from the decedent would have a tax basis equal to the decedent’s basis, except that if a QEF election (as described below) were in effect for the decedent, the shares could be included within the decedent’s property that is subject to a limited basis increase under Section 1022 of the Code.

The special PFIC tax rules described above will not apply to a U.S. Shareholder if the holder makes a qualified electing fund, or QEF, election under Section 1295 of the Code to have us treated as a QEF for the first taxable year of the holder’s holding period in which we are a PFIC and we provide certain information to the U.S. Shareholder. A U.S. Shareholder that makes a QEF election with respect to us will be currently taxable on its pro rata share of our ordinary earnings and net capital gain during any years we are a PFIC (at ordinary income and capital gains rates, respectively), regardless of whether or not distributions were received. An electing U.S. Shareholder’s basis in the shares would be increased by the amounts included in income. Subsequent distributions by us of previously included earnings and profits generally would not be treated as a taxable dividend, and would result in a corresponding reduction in basis in the shares. A U.S. Shareholder making such a timely election will not be taxed on our undistributed earnings and profits for any year that we are not a PFIC. Upon request by a U.S. shareholder, we will provide the information necessary for such holder to make the QEF election.

Alternatively, subject to specific limitations, U.S. Shareholders who actually or constructively own marketable shares in a PFIC may make an election under Section 1296 of the Code to mark those shares to market annually, rather than being subject to the above-described rules. Amounts included in or deducted from income under this mark-to-market election and actual gains and losses realized upon disposition, subject to specific limitations, will be treated as ordinary gains or losses. For this purpose, we believe that our shares will be treated as “marketable stock” within the meaning of Section 1296(e)(1) of the Code.

As discussed above, dividends from a PFIC do not qualify for the reduced tax rates on dividends paid to noncorporate U.S. Shareholders currently in effect under the Code through 2010.

If we should ever qualify as a controlled foreign corporation (see “Controlled Foreign Corporation Rules” below), the Company would not be treated as a PFIC with respect to a U.S. Shareholder during any period in which (i) the holder holds at least 10% of our shares and (ii) we are a controlled foreign corporation.

You should consult your tax advisor with respect to how the PFIC rules affect your tax situation.

Controlled Foreign Corporation Rules

If more than 50% of the voting power or total value of all classes of our shares are owned, directly or indirectly, by U.S. shareholders, each of which owns at least 10% of the total combined voting power of all classes of our shares, we could be treated as a controlled foreign corporation, or CFC, under Section 957 of the Code. This classification would require such 10%-or-greater shareholders to include in income their pro rata shares of our “subpart F income,” as defined in Section 951 of the Code. In addition, under Section 1248 of the Code, gain from the sale or exchange of shares by a U.S. Shareholder who is or was a 10%-or-greater shareholder while we were a CFC at any time during the five-year period ending with the sale or exchange could be taxable in whole or in part as dividend income. Such amount taxable as a dividend is generally the amount of our earnings and profits during the period we were a CFC that are attributable to the shares sold or exchanged, but for this purpose our earnings and profits will be reduced by certain amounts, including (i) earnings previously taxed to the shareholder as subpart F income, and (ii) income from a U.S. trade or business for which we were fully subject to U.S. corporate income taxation.

We believe that we are not a CFC. However, we cannot assure you that we will not become a CFC in the future.

Material Canadian Federal Income Tax Considerations

This section summarizes the material anticipated Canadian federal income tax considerations relevant to the ownership and disposition of the common stock.

Under the Income Tax Act, assuming you are a U.S. Shareholder, and provided the common stock is listed on a designated stock exchange, which includes the Toronto Stock Exchange and the American Stock Exchange, you will generally not be subject to Canadian tax on a capital gain realized on an actual or deemed disposition of the common stock unless you alone or together with persons with whom you did not deal at arm’s length owned or had rights to acquire 25% or more of our issued shares of any class at any time during the sixty (60) month period before the actual or deemed disposition.

Dividends paid, credited or deemed to have been paid or credited on the common stock to U.S. Shareholders will be subject to a Canadian withholding tax under the Income Tax Act at a rate of 25% of the gross amount of the dividends. Under the Tax Treaty, the rate of withholding tax on dividends generally applicable to U.S. Shareholders who beneficially own the dividends is reduced to 15%. In the case of U.S. Shareholders that are corporations that beneficially own at least 10% of the Company’s voting shares, the rate of withholding tax on dividends generally is reduced to 5%. So-called “fiscally transparent” entities, such as United States limited liability companies, or LLCs, are not entitled to rely on the terms of the Tax Treaty, and therefore do not benefit from these reduced rates. Under the terms of a protocol to the Tax Treaty signed in September 2007 and ratified December 15, 2008, however, reduced rates under the Tax Treaty apply to members of fiscally transparent entities, such as LLCs and partnerships, who would be entitled to rely on the Tax Treaty if they held the common stock directly. Members of such entities are regarded as holding their proportionate share of the common stock held by the entity for the purposes of the Tax Treaty. The reduced withholding rates will apply to members of fiscally transparent entities for dividends paid on or after February 1, 2009.

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

The selected statement of operations data and balance sheet data with respect to the years ended December 31, 2008, 2007, 2006 and 2005 and the six months ended December 31, 2004 and the year ended June 30, 2004 as set forth below are derived from our consolidated financial statements as prepared in all material respects with generally accepted accounting principles in the United States and prepared in U.S. dollars. The selected financial data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below and our consolidated financial statements and the notes thereto appended to this Annual Report filed on Form 10-K. These historical results are not necessarily indicative of our future results.

Statement of Operations Data: In thousands, except per share data	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Six Months Ended December 31, 2004	Year Ended June 30, 2004
Revenue	$—	$—	$—	$—	$—	$—
Operating expenses:
Research and development	10,366	10,912	14,003	11,678	3,448	3,691
General and administration	3,520	3,278	2,883	2,543	2,290	3,486

Loss from operations	(13,886)	(14,190)	(16,886)	(14,221)	(5,738)	(7,177)
Settlement of Cadherin Biomedical Inc. litigation	—	—	—	—	(1,283)	—
Interest expense	—	—	(3)	(11)	—	—
Interest income	286	833	449	361	171	162

Loss before income taxes	(13,600)	(13,357)	(16,440)	(13,871)	(6,850)	(7,015)
Recovery of income taxes	—	—	—	—	166	130

Net loss	$(13,600)	$(13,357)	$(16,440)	$(13,871)	$(6,684)	$(6,885)

Net loss per share of common stock, basic and diluted	$(0.11)	$(0.11)	$(0.34)	$(0.35)	$(0.19)	$(0.28)

Weighted average number of shares of common stock outstanding, basic and diluted	128,227	116,571	47,663	39,276	35,989	24,233

Balance Sheet Data: In thousands, except per share data	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	June 30, 2004
Cash, cash equivalents and short-term investments	$5,401	$16,217	$5,718	$13,144	$17,548	$20,701
Working capital	3,209	14,159	1,200	10,735	16,132	20,091
Total assets	6,060	17,209	6,628	14,291	18,573	22,014

Common stock	64,929	64,929	46,524	41,306	34,362	33,603
Additional paid-in capital	34,860	32,355	24,523	23,110	21,760	21,117
Accumulated deficit	(97,979)	(84,379)	(71,022)	(54,582)	(40,711)	(34,117)
Stockholders’ equity	$3,053	$14,148	$1,268	$11,077	$16,654	$20,454

Number of shares of common stock outstanding	128,227	128,227	50,382	42,629	36,535	35,891

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our annual consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles within the United States, or U.S. GAAP, and applicable U.S. Securities and Exchange Commission, or SEC, regulations for financial information. The preparation of these financial statements also conform in all material respects with generally accepted accounting principles in Canada, or Canadian GAAP, except as described in Note 15 in our annual consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

Overview

The recent turmoil in the worldwide financial markets has led to an overall tightening in the credit markets and a significant decline in the availability of capital, especially for small biotechnology companies, which are generally viewed as higher risk investments. As a result of our limited financial resources and the decline in the availability of further capital, we have implemented a prioritization initiative to focus our clinical development activities on our most attractive, nearer term value-generating opportunities. Accordingly, we have postponed or terminated some of our previously planned or ongoing clinical development programs as outlined below. We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements into September 2009. In addition, we have implemented a 75% headcount reduction effective April 30, 2009, representing all 13 of our non-executive positions. The members of the Board of Directors have agreed to continue to serve for the benefit of the shareholders without further compensation. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies and we believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements into September 2009. As a result, the audit opinion contained in this Annual Report filed on Form 10-K includes a notation related to the uncertainty of our ability to continue as a going concern. Our projections of our capital requirements into September 2009 and beyond are subject to substantial uncertainty. Additional capital may be required earlier than September 2009 or more capital than we had anticipated thereafter may be required. To finance our operations beyond September 2009, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. If we cannot obtain adequate funding, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or shut down some, or all, of our operations.

We are a biopharmaceutical company focused on cancer therapeutics with preclinical and clinical product candidates in development. We are in the business of solving problems for patients with cancer. We have multiple products in the clinical stage of development, including eniluracil, ADH-1 and sodium thiosulfate (STS).

Eniluracil, an oral dihydropyrimidine dehydrogenase, or DPD, inhibitor, is being developed to improve the tolerability and effectiveness of 5-fluorouracil, or 5-FU, one of the most widely used oncology drugs in the world. ADH-1 is a small peptide molecule that selectively targets N-cadherin, a protein present on certain tumor cells and the blood vessels of solid tumors. STS is a chemoprotectant being developed to reduce or prevent hearing loss that may result from treatment with platinum-based chemotherapy drugs.

•

We are currently focusing our efforts on a topical formulation of eniluracil for the prevention of hand-foot syndrome induced by capecitabine or Xeloda® in an investigator-initiated Phase I randomized trial. We believe the topical formulation represents a quicker and a less expensive potential route to approval. As part of our prioritization initiative, we have closed patient enrollment in our Phase I/II trial studying oral eniluracil in liver cancer in Asia. We have also suspended patient enrollment in our oral Phase I clinical trial in the U.S. until we are able to secure adequate financial resources which was designed to determine the maximum tolerated dose, or MTD, of oral 5-FU in combination with eniluracil.

•

We are currently focusing our development of ADH-1 in combination with regionally-infused melphalan for the treatment of melanoma. We have completed patient enrollment in a Phase IIb study and will follow the patients for the required three month period to assess their responses. We have postponed our planned Phase III clinical trial for ADH-1 in combination with melphalan until we are able to secure adequate financial resources.

•

We continue to enroll patients in our Phase III trials of STS with the International Childhood Liver Tumour Strategy Group, known as SIOPEL and the Children’s Oncology Group, or COG. The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide and the COG study is expected to enroll up to 120 pediatric patients worldwide in five different disease indications.

Our current prioritization initiative focuses primarily on our clinical activities, and preclinical support will be limited only to those activities necessary to support the ongoing clinical programs. Our preclinical portfolio includes: (1) novel peptides and small chemical molecule successors to ADH-1; (2) peptides and small molecules targeting the cadherin-mediated metastatic spread of some cancers; and (3) peptides that combine both angiolytic and anti-angiogenic properties.

In addition to our current development efforts, we continue to pursue collaborations with other pharmaceutical and biotechnology companies, governmental agencies, academic or other corporate collaborators with respect to these molecules. A number of these preclinical molecules are currently being tested under agreements with third parties that may help to advance these products into future clinical development, either by us or under investigator-initiated studies. Our portfolio is supported by more than 50 issued patents and that we either own or have licensed exclusively.

In December 2008 we were notified by the NYSE Alternext US LLC, formerly the American Stock Exchange, or AMEX, that the Company did not meet the minimum stockholders’ equity requirement of at least $6 million with sustained net losses in the five most recent fiscal years. On January 20, 2009, we filed a notification to remove our common stock from the AMEX and effective January 30, 2009, our common stock no longer traded on the AMEX. Our common stock continues to trade the Toronto Stock Exchange, or TSX, and on the over the counter market, or pink sheets, in the U.S.

Given the continuing difficult market conditions and our limited financial resources, we have expanded our ongoing efforts to explore and review potential partnering opportunities for each of our three main product candidates as well as other strategic alternatives. In addition, we implemented a success-based incentive plan for the executive management for the completion of a partnership, asset sale, or merger transaction. Executives will be eligible for a success-based cash bonus ranging from 1% to 5% upon the completion of a transaction prior to July 31, 2009 provided the executive continues to be employed at the time of the transaction. The cash bonus paid under this incentive plan would be offset dollar for dollar from the value of any “in the money” stock options held by the executive.

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We experienced net losses of approximately $13.6 million for the year ended December 31, 2008, $13.4 million for the fiscal year ended December 31, 2007, and $16.4 million for the fiscal year ended December 31, 2006. As of December 31, 2008, our deficit accumulated during development stage was approximately $98.0 million.

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

Results of Operations

Fiscal 2008 versus Fiscal 2007

In thousands of U.S. Dollars	Fiscal 2008%		Fiscal 2007%		Increase (Decrease)
Revenue	$—		$—		$—
Operating expenses:
Research and development	10,366	75%	10,912	77%	(546)
General and administration	3,520	25%	3,278	23%	242

Total operating expense	(13,886)	100%	(14,190)	100%	(304)

Interest income	286		833		(547)

Net loss	$(13,600)		$(13,357)		$243

•

Research and development expenses were lower in fiscal 2008, as compared to fiscal 2007 primarily due to less clinical studies being conducted throughout 2008, as compared to 2007. As part of our prioritization initiative initiated in the third quarter of 2008 to reduce operating expense, we closed patient enrollment in our Phase I/II clinical trial studying oral eniluracil in liver cancer in Asia and suspended patient enrollment in our Phase I study to determine the maximum tolerated dose of oral 5-FU in combination with oral eniluracil. During fiscal 2008, we completed our ADH-1 trial in combination with docetaxel, carboplatin, and capecitabine and completed patient enrollment in our Phase IIb systemic ADH-1 trial with regionally-infused melphalan for the treatment of melanoma.

•

General and administrative expenses increased primarily due to foreign currency losses on our Canadian denominated investments totaling $0.2 million. It was determined the losses were other than temporary and were therefore not included in other comprehensive income. General and administrative expense includes non-cash stock-based compensation expense of $1.3 million in fiscal 2008 and $1.2 million in fiscal 2007.

•	Interest income decreased in fiscal 2008 as compared to 2007 due to less cash on hand as a result of funding our operations during fiscal 2008.

Fiscal 2007 versus Fiscal 2006

In thousands of U.S. Dollars	Fiscal 2007%		Fiscal 2006%		Increase (Decrease)
Revenue	$—		$—		$—
Operating expenses:
Research and development	10,912	77%	14,003	83%	(3,091)
General and administration	3,278	23%	2,883	17%	395

Total operating expense	(14,190)	100%	(16,886)	100%	(2,696)

Interest expense	—		(3)		3
Interest income	833		449		384

Total other income	833		446		387

Net loss	$(13,357)		$(16,440)		$(3,083)

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

•	Interest expense for fiscal 2006 relates to the financing of certain leasehold improvements which were not present in fiscal 2007.

•	Interest income increased in fiscal 2007 due to the earnings on additional cash from our February 2007 financing, which resulted in net proceeds of $23.2 million.

Fiscal 2006 versus Fiscal 2005

In thousands of U.S. Dollars	Fiscal 2006%		Fiscal 2005%		Increase (Decrease)
Revenue	$—		$—		$—
Operating expenses:
Research and development	14,003	83%	11,678	82%	2,325
General and administration	2,883	17%	2,543	18%	340

Total operating expense	(16,886)	100%	(14,221)	100%	2,665

Interest expense	(3)		(11)		8
Interest income	449		361		88

Total other income	446		350		96

Net loss	$(16,440)		$(13,871)		$2,569

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

•	Interest expense for fiscal 2006 and 2005 relate to the financing of certain leasehold improvements which was terminated in fiscal 2006.

•	Interest income increased in fiscal 2006 due to the additional cash from our May 2006 equity offering and slightly higher interest rates achieved in fiscal 2006.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through December 31, 2008, as prepared under U.S. GAAP (dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
December 31, 2006	$(4,761)	$(0.09)
March 31, 2007	$(3,968)	$(0.05)
June 30, 2007	$(3,179)	$(0.03)
September 30, 2007	$(3,202)	$(0.02)
December 31, 2007	$(3,008)	$(0.02)
March 31, 2008	$(4,304)	$(0.03)
June 30, 2008	$(3,442)	$(0.03)
September 30, 2008	$(3,244)	$(0.03)
December 31, 2008	$(2,610)	$(0.02)

Liquidity and Capital Resources

In thousands, except share data	December 31, 2008	December 31, 2007	December 31, 2006
Selected Asset and Liability Data:
Cash and cash equivalents	$5,401	$16,217	$5,718
Working capital	3,209	14,159	1,200

Selected Asset and Liability Data:
Common stock	$64,929	$64,929	$46,524
Accumulated deficit	(97,979)	(84,379)	(71,022)
Shareholders’ equity	3,053	14,148	1,268

Selected Cash Flow Data:
Net cash used in operating activities	$(10,808)	$(13,303)	$(13,475)
Net cash provided from financing activities	7	23,875	6,054

Number of shares of common stock outstanding	128,227	128,227	50,382

We have financed our operations since inception on September 3, 1996 through the sale of equity and debt securities and have raised gross proceeds totaling approximately $86.0 million through December 31, 2008. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $98.0 million as of December 31, 2008. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, royalties, milestone payments or up-front payments.

The net cash flow used in operating activities for fiscal year 2008 was approximately $10.8 million, as compared to $13.3 million in fiscal 2007. During fiscal 2008 our average monthly cash burn was $0.9 million as compared to $1.1 million for fiscal 2007. The decrease in the current year is due to a decrease our overall clinical activities during fiscal 2008 and in fiscal 2007 we paid GSK a license fee of $1.0 million. In addition, we had increased cash payments to vendors during the first half of fiscal 2007 from our improved liquidity as a result of our $25.0 million offering completed in February 2007.

At December 31, 2008, our working capital decreased by approximately $11.0 million primarily due to funding research and development activities and general corporate operations.

In December 2008 we received notice from the NYSE Alternext US, LLC (formerly the American Stock Exchange), or AMEX that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we incurred losses from continued operation and net losses in the five most recent fiscal years. On January 29, 2009, we voluntarily filed to delist our common stock from the AMEX and effective January 29, 2009 our common stock was no longer traded on the AMEX. As a result, any trading of our common stock in the U.S. must now be conducted in the over-the-counter markets, on the pink sheets. Our common stock continues to trade on the Toronto Stock Exchange, or TSX. The TSX also has continued listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations.

We believe that our current cash and cash equivalents of $5.3 million will be sufficient to satisfy our anticipated capital requirements into September 2009. In the third quarter of fiscal 2008, we implemented a prioritization initiative to focus our clinical development activities on the most attractive, nearer term value-generating opportunities. Accordingly, we have postponed or terminated some of our ongoing or previously planned clinical development programs. In addition, we have implemented a 75% headcount reduction effective April 30, 2009, representing all 13 of our current non-executive positions. The members of the Board of Directors have agreed to continue to serve for the benefit of the shareholders without further compensation. We continue to pursue various strategic alternatives, including, collaborations with other pharmaceutical and biotechnology companies and we believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements into September 2009. However, if a strategic transaction is not completed or we do not otherwise obtain additional financial resources in the very near term, we might cease operations sooner than September 2009. Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs, our drug substance requirements to support clinical programs; our ability to enter into collaborations that provide us with funding, up-front payments, milestone or other payments; our ability to obtain additional financial resources, change in the focus, direction, or costs of our research and development programs; headcount expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; establishment of marketing and sales capabilities; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

In February 2007, we completed the sale of equity securities for gross proceeds of $25.0 million. We issued 75.8 million units at a price of $0.33 per unit providing net proceeds of $23.2 million after deducting broker fees and other offering expenses. Each unit sold consisted of one common share and one-half of a common share purchase warrant. This financing included an aggregate of 75.8 million shares of common stock, 37.9 million investor warrants and 6.6 million broker warrants to acquire additional shares of our common stock. Each whole investor warrant entitles the holder to acquire one additional share of our common stock at an exercise price of $0.40 per share for a period of three years. Each whole broker warrant entitles the holder to acquire one unit (the same as the units sold to investors) at an exercise price of $0.33 per unit for a period of two years. During fiscal 2007, we issued 2.1 million shares of common stock pursuant to the exercise of warrants resulting in additional proceeds of approximately $0.7 million.

To finance our operations beyond September 2009, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. The recent turmoil in the worldwide financial markets has led to an overall tightening in the credit markets and a significant decline in the availability of capital, especially for small biotechnology companies which are generally viewed as higher risk investments. Given the current economic conditions, there is serious risk that we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. We can therefore make no assurance that we will be able to raise the necessary capital to continue our operations.

Financial Instruments

We invest cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At December 31, 2008, we had $4.2 million in money market investments, $0.8 million in a guaranteed investment certificate and $0.4 million in cash accounts. Money market investments typically have minimal risk, however in recent months the financial markets have been volatile resulting in concerns regarding money market investments. In recent months however, the financial markets have been volatile resulting in concerns regarding money market investments. As a result, on September 19, 2008, the U.S. Treasury announced a Temporary Guarantee Program which insures money market investments on a temporary basis. The program was in effect for an initial three month term and ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. On November 24, 2008, the U.S. Treasury announced the program was extended until April 30, 2009. The Secretary of the Treasurer has the option to extend the program until September 18, 2009. We have not experienced any loss or write down of our money market investments for the years ended December 31, 2008 and 2007.

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

The policy risks are primarily the opportunity cost of the conservative nature of the allowable investments. As our main purpose is research and development, we have chosen to avoid investments of a trading or speculative nature.

We classify investments with original maturities at the date of purchase greater than three months which mature at or less than twelve months as current. We carry investments at their fair value with unrealized gains and losses included in other comprehensive income (loss); however we have not held any instruments that were classified as short term investments during the periods presented in this Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not had any material off-balance sheet arrangements.

Contractual Obligations and Commitments

Since our inception, inflation has not had a material effect on our operations. We had no material commitments for capital expenses as of December 31, 2008.

The following table represents our contractual obligations and commitments at December 31, 2008 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Englert Lease (1)	$104	$80	$—	$—	$184
Maplewood Lease (2)	372	1,046	—	—	1,418
Drug purchase commitments (3)	254	280	24	—	558
McGill License (4)	805	935	—	—	1,740
OHSU License (5)	—	—	—	—	—
GSK (6)	—	—	—	—	—
Netherlands Cancer Institute - Antoni van Leeuwenhoek Hospital License (7)	223	—	—	—	223

Total	$1,758	$2,341	$24	$—	$4,123

(1)	In April 2004, we entered into a lease for facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease. In July 2008, we entered into an agreement with another company to sublease this facility until September 2010; however, in the event of their default, we would become responsible for the obligation. We are contractually obligated under the lease until September 2010.
(2)	In August 2005, we entered into a lease for new office and laboratory facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease.
(3)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.
(4)	Amounts shown in the table assume the maximum amounts that will become payable for research obligations and additional research obligations for mutually agreed upon projects. Payments are for mutually agreed upon research projects conducted at McGill and may be deferred in certain circumstances. We have been working with McGill to implement a new request for funding system in which any McGill researcher may submit a proposal for consideration. However, due to our limited financial resources and the continuing financial markets turmoil, it is unlikely that we will be able to support further research at McGill in the amounts and timeframes represented in table shown above. Royalty payments, which are contingent on sales, are not included.
(5)	Under the license agreement with OHSU for STS, we are required to pay specified amounts in the event that we complete certain Adherex-initiated clinical trials. For example, upon the completion of a Phase III clinical trial, we may become responsible for a payment to OHSU of up to $0.5 million.
(6)	Royalty and milestone payments that we may be required to pay, which are contingent on sales or progress of clinical trials, are not included. Under the terms of the agreement with GSK, if we file an NDA with the FDA, we will be required to pay a development milestone of $5.0 million to GSK. Depending upon whether the NDA is approved by the FDA and whether eniluracil becomes a commercial success, we may be required to pay up to an additional $70.0 million in development and sales milestones for the initial approved indication, plus double-digit royalties based on annual net sales. We may also be required to pay up to $15.0 million to GSK for each FDA-approved indication.
(7)	In May 2008, we completed a license agreement with the Netherlands Cancer Institute—Antoni van Leeuwenhoek Hospital for an option to the exclusive use of data from a completed Phase III trial with STS to prevent hearing loss in adults with head and neck cancer. The payment amounts shown in the table above are contingent upon a quality assurance audit of the data from the study. Once the quality assurance audit is completed, we will assess the benefit of the data and determine if we want to exercise our option to obtain exclusive use of the data.

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

Research and development expenses totaled $10.4 million and $10.9 million for the fiscal years ended December 31, 2008 and 2007, respectively.

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

The following table provides our research and development expenses for each program for the years ending December 31, 2008, 2007 and 2006 and cumulatively from our inception on September 3, 1996 to December 31, 2008:

In thousands of U.S. dollars	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006	Cumulative From September 3, 1996 to December 31, 2008
ADH-1	$5,531	$5,087	$9,792	$39,376
Eniluracil	3,703	5,004	2,910	14,523
Other anti-cancer	—	158	249	2,347

Total anti-cancer	9,234	10,249	12,951	56,246

STS	911	560	292	3,579
Eniluracil topical	221	—	—	221
Other supportive care	—	—	—	40

Total supportive care	1,132	560	292	3,840

Other discovery projects	—	103	760	2,553
Transdermal drug delivery	—	—	—	138

Total research and development expense	$10,366	$10,912	$14,003	$62,777

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2008 consolidated financial statements.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), using the modified prospective transition method and therefore have not restated results for prior periods. We use the Black-Scholes option-pricing model and recognize compensation expense on a straight-line basis over the vesting periods of our option awards. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life used in the valuation of the options. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. We estimate volatility based on peer group companies with similar operations and our own historical volatility. Actual results, and future changes in estimates, may differ substantially from our current estimates. For stock options granted to non-employees, we have recognized compensation expense in accordance with the requirements of SFAS 123(R). SFAS 123(R) requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

Common stock and warrants

Common stock is recorded as the net proceeds received on issuance after deducting all share issuance costs and the value of investor warrants. Warrants are recorded at fair value and are deducted from the proceeds of common stock and recorded on the consolidated statements of stockholders’ equity as additional paid-in capital.

During fiscal 2008, we had warrants to purchase common stock that were denominated in both U.S. and Canadian dollars, which results in our having warrants outstanding that are denominated outside its U.S. dollar functional currency.

In November 2007, the FASB, Emerging Issues Task Force, or EITF, issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock,” or EITF 07-5. In June 2008, one of the conclusions reached under EITF 07-05 was a consensus-for-exposure that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock. This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer’s functional currency; such as our outstanding warrants to purchase common stock that are denominated in Canadian dollars. This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133. As a result, any outstanding warrants denominated in Canadian dollars are not considered to be indexed to our stock and would therefore be treated as derivative financial instruments and recorded at their fair value as a liability. EITF 07-05 will be effective for financial statements for fiscal years beginning after December 15, 2008 and earlier adoption is not permitted. Since the warrants to purchase common stock that are denominated in Canadian dollars expired on December 19, 2008, EITF 07-5 is not expected to have an effect on our financial statements unless we issue further equity instruments denominated outside our functional currency.

Outstanding Share Information

Our outstanding share data at December 31, 2008 follows (in thousands):

December 31, 2008
Common shares	128,227
Warrants	45,938
Stock options	18,406

Total	192,571

Canadian Accounting Principles

We present our consolidated financial results in accordance with U.S. GAAP. Significant differences exist between U.S. and Canadian GAAP and are presented in Note 16 in the consolidated financial statements.

New Accounting Pronouncements Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. On February 12, 2008, the FASB approved the Financial Staff Position, or FSP, No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP FAS 157-2, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of January 1, 2008, we adopted SFAS 157 for the fair value measurement of recurring items which did not have a material impact on our financial statements.

In June 2007, the EITF, issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3, which provides guidance for up-front payments related to goods and services of research and development costs. As of January 1, 2008, we adopted EITF 07-3 which did not have a material impact on the financial statements.

Recent Accounting Pronouncements

In December 2007, the EITF issued EITF No. 07-01, “Accounting for Collaborative Arrangement Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 defines the accounting for collaborations between participants. EITF 07-01 requires certain transactions between collaborators to be recorded in the statement of operations on either a gross or net basis within expense when certain characteristics exist in the collaborative agreement. EITF 07-01 will be effective for collaborations entered into after January 1, 2008, and did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS 141(R), requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at the fair value at the acquisition date. SFAS 141(R) establishes principles and requirements for how the acquirer: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We do not expect the adoption of SFAS 141 (R) to have an effect on our financial statements unless we enter into a business combination after January 1, 2009.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

At December 31, 2008, we had $4.2 million in money market investments which typically have minimal risk. In recent months however, the financial markets have been volatile resulting in concerns regarding money market investments. As a result, on September 19, 2008 the U.S. Treasury announced a Temporary Guarantee Program which insures money market investments on a temporary basis. The program was in effect for an initial three month term and ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. On November 24, 2008, the U.S. Treasury announced the program was extended until April 30, 2009. The Secretary of the Treasury has the option to extend the program until September 18, 2009. We have not experienced any loss or write down of our money market investments for the years ended December 31, 2008 and 2007.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research, license obligations payable to McGill and other corporate obligations. At December 31, 2008 we held approximately $1.1 million in Canadian dollars and had current liabilities totaling $0.2 million in Canadian dollars. We monitor our commitments in Euros, British pounds, and Pacific Rim currencies and may utilize derivatives in the future to minimize our foreign currency risks. At December 31, 2008, we had current liabilities totaling $0.1 million in Euros.

During the year ended December 31, 2008, we did experience a foreign currency translation loss of $0.2 million on our Canadian held currency. We hold this Canadian currency to pay our Canadian dominated liabilities as they come due. Given our limited financial resources we may need to convert this Canadian currency into U.S. dollars. As a result, we have determined the loss to be other than temporary and have recognized this loss in our statement of operations versus in other comprehensive income in the statement of stockholders’ equity.

Current Equity Markets

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may continue to adversely impact our business. Due to the significant uncertainty in the capital and credit markets, our access to capital may not be available on favorable terms, or at all. Furthermore, should the adverse global economic conditions persist or worsen; we could experience further decrease in our shareholders’ equity, and have difficulty sustaining our operations. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of these inherent limitations, management does not expect that our internal controls over financial reporting can prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework found in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework found in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Election of Directors” contained in our proxy statement related to the 2009 Annual General Meeting of Stockholders scheduled to be held on May 19, 2009, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that Dr. Arthur T. Porter is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Our Board of Directors adopted a code of business conduct and ethics that applies to all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, or persons performing similar functions. We will provide copies of our code of business conduct and ethics without charge upon request. To obtain a copy, please send your written request to Adherex Technologies Inc., 4620 Creekstone Drive, Suite 200, Durham, NC 27703, Attention: Corporate Secretary. In addition, you can find the code on our website under the Investors Relations section at www.adherex.com.

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

Our Audit Committee operates under a written charter adopted by the Board of Directors and is incorporated by reference from Exhibit B contained in the 2009 proxy statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the sections captioned “Executive Compensation” and “Compensation of Directors” contained in the 2009 proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Equity Compensation Plan Information

The following table provides certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights (*)	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	15,632,892 2,773,206	$ CAD$	0.54 2.19	2,257,302
Equity compensation plans not approved by security holders	—		—	—
Total	18,406,098		—	2,257,302

*	The Company’s current stock option plans allows for the issuance of stock options denominated in both United States, or U.S., dollars and Canadian, or CAD, dollars. This table presents the number and weighted-average exercise price of outstanding options by the currency associated with the original grants. The numbers presented include 700,000 options with an exercise price of CAD $2.25 that were specifically approved by the Company’s shareholders on December 16, 2003 and granted to the Company’s Chief Executive Officer outside of the Company’s stock option plan. At December 31, 2008 we had 15,632,892 stock options denominated in U.S. dollars with a weighted-average exercise price of $0.54 and 2,773,206 stock options denominated in CAD dollars with a weighted-average exercise price of CAD$2.19. At December 31, 2008, we had 2,257,302 stock options available for future issuance.

The other information required by this Item is incorporated by reference from the section captioned “Voting Securities and Principal Holders of Voting Securities” contained the 2009 proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the section captioned “Other Information Regarding Management – Interest of Informed Persons in Material Transactions” and “Report on Corporate Governance – Board of Directors” contained in the 2009 proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the section captioned “Report on Corporate Governance – Other Board Committees – Audit Committee Report” contained in the 2009 proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are included as part of this Annual Report filed on Form 10-K:

1. Financial Statements – See Index to Financial Statements on page F-1.

2. All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3. Exhibits:

Exhibit No.	Description	Location
1.1	Underwriting and Agency Agreement dated January 19, 2007 between Adherex Technologies Inc. and Versant Partners Inc.	Exhibit 1.1 to Form 8-K of Adherex, filed February 22, 2007

3.1	Articles of Amalgamation dated June 29, 2004	Exhibit 1.7 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

3.2	By-laws of the Company, as amended on November 2, 2004	Exhibit 1.9 to the Form 20-F/A Registration Statement (No. 001-32295) of Adherex, filed November 5, 2004

4.1	Registration Rights Agreement, dated as of December 19, 2003, by and between Adherex Technologies Inc. and HBM BioVentures (Cayman) Ltd.	Exhibit 4.9 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

4.2	Warrant Indenture dated February 21, 2007 between Adherex Technologies Inc. and Computershare Trust Company of Canada	Exhibit 4.45 to Form 8-K of Adherex, filed February 22, 2007

4.3	Form of Common Stock Warrant dated February 21, 2007	Exhibit 4.43 to Form 8-K of Adherex, filed February 22, 2007

4.4	Form of Underwriter’s Warrant dated February 21, 2007	Exhibit 4.44 to Form 8-K of Adherex, filed February 22, 2007

10.1	General Collaboration Agreement, dated as of February 26, 2001, by and between Adherex Technologies Inc. and McGill University	Exhibit 4.2 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

10.2	Exclusive License Agreement, dated as of September 26, 2002, by and between Oregon Health & Science University and Oxiquant, Inc.	Exhibit 4.5 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

10.3	Lease Agreement, dated as of March 8, 2004, by and between Realmark-Commercial, LLC and Adherex, Inc.	Exhibit 4.8 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

Exhibit No.	Description	Location
*10.4	Executive Employment Agreement, dated as of December 12, 2001, by and between Adherex Technologies Inc. and Robin J. Norris	Exhibit 4.10 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

*10.5	Executive Employment Agreement, dated as of February 19, 2003, by and between Adherex Technologies Inc. and William P. Peters	Exhibit 4.12 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

*10.6	Executive Employment Agreement, dated April 21, 2004, by and between Adherex, Inc. and James A. Klein, Jr.	Exhibit 4.13 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

10.7	Second Amendment to Lease Agreement dated September 14, 2004 between Realmark Commercial LLC and Adherex, Inc.	Exhibit 4.29 to the Form 20-F/A Registration Statement (No. 001-32295) of Adherex, filed November 5, 2004

10.8	Development and License Agreement dated July 14, 2005 between Adherex Technologies Inc. and Glaxo Group Limited**	Exhibit 4.30 to Form 6-K of Adherex, filed July 22, 2005

10.9	Sublease Agreement, dated as of August 31, 2005, by and between Biostratum, Inc. and Adherex, Inc. (Englert)	Exhibit 4.32 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005

10.10	Sublease Agreement, dated as of August 31, 2005, by and between Biostratum, Inc. and Adherex, Inc. (Creekstone)	Exhibit 4.33 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005

10.11	Amendment No. 1 to Development and License Agreement dated December 20, 2005 between Glaxo Group Limited and Adherex Technologies Inc.**	Exhibit 4.36 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005

10.12	Partial Assignment of Lease and Lease Amendment Number Two dated August 31, 2005	Exhibit 4.38 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005

10.13	Highwoods Realty Limited Partnership Office Master Lease (Creekstone)	Exhibit 4.39 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005

10.14	Consent to Sublease dated August 31, 2005 among Highwoods Realty Limited Partnership, BioStratum, Inc. and Adherex, Inc.	Exhibit 4.40 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005

10.15	Amendment No. 2 to Development and License Agreement dated June 23, 2006 between Glaxo Group Limited and Adherex Technologies Inc.**	Exhibit 4.41 to Form 6-K of Adherex, filed August 9, 2006

10.16	Sub-SubLease Agreement dated December 22, 2006 between Biostratum, Inc and NephroGenex, Inc	Exhibit 4.46 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2006

*10.17	Executive Employment Agreement, dated as of February 28, 2007, by and between Adherex, Inc. and D. Scott Murray	Exhibit 4.47 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2006

10.18	Amendment No. 3 to Development and License Agreement dated January 17, 2007 between Adherex Technologies Inc. and Glaxo Group Limited	Exhibit 4.42 to Form 6-K of Adherex, filed January 19, 2007

10.19	Amendment No. 4 to Development and License Agreement dated May 23, 2007 between Adherex Technologies Inc. and Glaxo Group Limited	Exhibit 10.1 to Form 8-K of Adherex, filed June 19, 2007

Exhibit No.	Description	Location
10.20	Amended and Restated Stock Option Plan	Exhibit 10.19 to Form 10-K of Adherex, filed March 28, 2008

10.21	License Agreement entered into on May 13, 2008 between Adherex Technologies Inc. and Stichting Antoni van Leeuwenhoek Ziekenhuis	Exhibit 10.21 to Form 10-Q of Adherex, filed August 13, 2008

10.22	Success-Based Incentive Program	Exhibit 10.22 to Form 8-K of Adherex, filed December 11, 2008

21	Subsidiaries	Exhibit 8 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

23	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates a management contract or compensatory plan.
**	The Company has received confidential treatment with respect to certain portions of this exhibit. Those portions have been omitted from this exhibit and are filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly causes this report to be signed on its behalf by the undersigned, thereunto authorized.

Adherex Technologies Inc.

By:	/s/ William P. Peters
William P. Peters
Chairman, Chief Executive Officer and Director
Date: March 30, 2009

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM P. PETERS	Chairman, Chief Executive Officer	March 30, 2009
William P. Peters	(principal executive officer) and Director

/s/ JAMES A. KLEIN, JR.	Chief Financial Officer	March 30, 2009
James A. Klein, Jr.	(principal financial officer and principal accounting officer)

/s/ ROBIN J. NORRIS	President and Chief Operating	March 30, 2009
Robin J. Norris	Officer and Director

/s/ FRED H. MERMELSTEIN	Director	March 30, 2009
Fred H. Mermelstein

/s/ WILLIAM G. BREEN	Director	March 30, 2009
William G. Breen

/s/ CLAUDIO F. BUSSANDRI	Director	March 30, 2009
Claudio F. Bussandri

/s/ ROBERT W. BUTTS	Director	March 30, 2009
Robert W. Butts

/s/ DONALD W. KUFE	Director	March 30, 2009
Donald W. Kufe

/s/ MICHAEL G. MARTIN	Director	March 30, 2009
Michael G. Martin

/s/ PETER MORAND	Director	March 30, 2009
Peter Morand

/s/ ARTHUR T. PORTER	Director	March 30, 2009
Arthur T. Porter

ADHEREX TECHNOLOGIES INC.

Independent Auditors’ Report

To the Shareholders of Adherex Technologies Inc.

We have audited the accompanying consolidated balance sheets of Adherex Technologies Inc. (a development stage company) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, and, cumulatively, for the period from September 3, 1996 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company’s financial statements as of December 31, 2008 and December 31, 2007 and for each of the three years in the period ended December 31, 2008, and cumulatively for the period from September 3, 1996 to December 31, 2008 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and December 31, 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, and cumulatively, for the period from September 3, 1996 to December 31, 2008 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Managements’ plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants, Licensed Public Accountants

Ottawa, Canada

March 30, 2009

Adherex Technologies Inc.

(a development stage company)

Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	December 31, 2008	December 31, 2007
Assets

Current assets
Cash and cash equivalents	$5,349	$16,162
Cash pledged as collateral	52	55
Accounts receivable	6	21
Investment tax credits recoverable	133	164
Prepaid expense	71	130
Other current assets	28	29

Total current assets	5,639	16,561

Capital assets	136	285
Leasehold inducements	285	363

Total assets	$6,060	$17,209

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$547	$532
Accrued liabilities	1,883	1,830
Other current liabilities	—	40

Total current liabilities	2,430	2,402

Other long-term liabilities	7	—
Deferred lease inducement	570	659

Total liabilities	3,007	3,061

Commitments and contingencies

Stockholders’ equity

Common stock, no par value; unlimited shares authorized; 128,227 shares issued and outstanding	64,929	64,929
Additional paid-in capital	34,860	32,355
Deficit accumulated during development stage	(97,979)	(84,379)
Accumulated other comprehensive income	1,243	1,243

Total stockholders’ equity	3,053	14,148

Total liabilities and stockholders’ equity	$6,060	$17,209

Signed on behalf of the Board of Directors

/s/ Arthur T. Porter	/s/ William G. Breen
Director	Director

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statements of Operations

(U.S. dollars and shares in thousands, except per share information)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Cumulative From September 3, 1996 to December 31, 2008
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	10,366	10,912	14,003	62,777
Acquired in-process research and development	—	—	—	13,094
General and administration	3,520	3,278	2,883	23,496

Loss from operations	(13,886)	(14,190)	(16,886)	(99,367)

Other income (expense):
Settlement of Cadherin Biomedical Inc. litigation	—	—	—	(1,283)
Interest expense	—	—	(3)	(19)
Other income	—	—	—	98
Interest income	286	833	449	2,750

Total other income	286	833	446	1,546

Net loss and total comprehensive loss	$(13,600)	$(13,357)	$(16,440)	$(97,821)

Net loss per share of common stock, basic and diluted	$($0.11)	$($0.11)	$($0.34)

Weighted-average number of shares of common stock outstanding, basic and diluted	128,227	116,571	47,663

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Cumulative From September 3, 1996 to December 31, 2008
Cash flows from (used in):
Operating activities:
Net loss	$(13,600)	$(13,357)	$(16,440)	$(97,821)
Adjustments for non-cash items:
Depreciation and amortization	164	81	86	1,404
Non-cash Cadherin Biomedical Inc. litigation expense	—	—	—	1,187
Unrealized foreign exchange loss	—	—	—	9
Amortization of leasehold inducements	(11)	111	165	126
Non-cash severance expense	—	—	—	168
Stock options issued to consultants	88	59	101	712
Stock options issued to employees	2,417	2,263	490	7,171
Acquired in-process research and development	—	—	—	13,094
Changes in operating assets and liabilities	134	(2,460)	2,123	1,749

Net cash used in operating activities	(10,808)	(13,303)	(13,475)	(72,201)

Investing activities:
Purchase of capital assets	(15)	(73)	(5)	(1,440)
Disposal of capital assets	—	—	—	115
Release of restricted cash	—	—	—	190
Restricted cash	—	(2)	—	(209)
Purchase of short-term investments	—	—	—	(22,148)
Redemption of short-term investments	—	—	1,175	22,791
Investment in Cadherin Biomedical Inc.	—	—	—	(166)
Acquired intellectual property rights	—	—	—	(640)

Net cash provided (used) in investing activities	(15)	(75)	1,170	(1,507)

Financing activities:
Conversion of long-term debt to equity	—	—	—	68
Long-term debt repayments	—	—	—	(65)
Capital lease repayments	—	—	—	(8)
Issuance of common stock	—	23,915	6,096	76,687
Registration expense	—	—	—	(465)
Financing expenses	—	—	(57)	(544)
Proceeds from convertible note	—	—	—	3,017
Other liability repayments	—	(40)	(13)	(87)
Security deposits received	7	—	28	35
Proceeds from exercise of stock options	—	—	—	51

Net cash provided in financing activities	7	23,875	6,054	78,689

Effect of exchange rate changes on cash and cash equivalents	3	—	—	368

Net change in cash and cash equivalents	(10,813)	10,497	(6,251)	5,349
Cash and cash equivalents - Beginning of period	16,162	5,665	11,916	—

Cash and cash equivalents - End of period	$5,349	$16,162	$5,665	5,349

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statements of Stockholders’ Equity

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at June 30, 1996	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	1,600	—	—	—	—	—	—
Net loss	—	—	—	—	—	(37)	(37)

Balance at June 30, 1997	1,600	—	—	—	—	(37)	(37)
Net loss	—	—	—	—	—	(398)	(398)

Balance at June 30, 1998	1,600	—	—	—	—	(435)	(435)
Exchange of Adherex Inc. shares for Adherex Technologies Inc. shares	(1,600)	—	—	—	—	—	—
Issuance of common stock	4,311	1,615	—	—	—	—	1,615
Cumulative translation adjustment	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(958)	(958)

Balance at June 30, 1999	4,311	1,615	—	—	20	(1,393)	242
Issuance of common stock	283	793	—	—	—	—	793
Issuance of equity rights	—	—	—	171	—	—	171
Issuance of special warrants	—	—	—	255	—	—	255
Settlement of advances:
Issuance of common stock	280	175	—	—	—	—	175
Cancellation of common stock	(120)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(1,605)	(1,605)

Balance at June 30, 2000	4,754	2,583	—	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering (“IPO”)	1,333	5,727	—	—	—	(38)	5,689
Other	88	341	—	—	—	—	341
Issuance of special warrants	—	—	—	1,722	—	—	1,722
Conversion of special warrants	547	1,977	—	(1,977)	—	—	—
Issuance of Series A special warrants	—	—	—	4,335	—	—	4,335
Conversion of Series A special warrants	1,248	4,335	—	(4,335)	—	—	—
Conversion of equity rights	62	171	—	(171)	—	—	—
Cumulative translation adjustment	—	—	—	—	182	—	182
Net loss	—	—	—	—	—	(2,524)	(2,524)

Balance at June 30, 2001	8,032	15,134	—	—	218	(5,560)	9,792
Cumulative translation adjustment	—	—	—	—	11	—	11
Net loss	—	—	—	—		(3,732)	(3,732)

Balance at June 30, 2002	8,032	15,134	—	—	229	(9,292)	6,071

(The accompanying notes are an integral part of these consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statements of Stockholders’ Equity (continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at June 30, 2002	8,032	15,134	—	—	229	(9,292)	6,071
Common stock issued for Oxiquant acquisition	8,032	11,077	—	543	—	—	11,620
Exercise of stock options	5	4	—	—	—	—	4
Distribution to shareholders	—	—	—	—	—	(158)	(158)
Stated capital reduction	—	(9,489)	—	9,489	—	—	—
Stock options issued to consultants	—	—	—	4	—	—	4
Equity component of June convertible notes	—	—	—	1,058	—	—	1,058
Financing warrants	—	—	—	53	—	—	53
Cumulative translation adjustment	—	—	—	—	(159)	—	(159)
Net loss	—	—	—	—	—	(17,795)	(17,795)

Balance at June 30, 2003	16,069	16,726	—	11,147	70	(27,245)	698
Stock options issued to consultants	—	—	—	148	—	—	148
Repricing of warrants related to financing	—	—	—	18	—	—	18
Equity component of December convertible notes	—	—	—	1,983	—	—	1,983
Financing warrants	—	—	—	54	—	—	54
Conversion of June convertible notes	1,728	1,216	—	(93)	—	—	1,123
Conversion of December convertible notes	1,085	569	—	(398)	—	—	171
Non-redeemable preferred stock	—	—	1,045	—	—	—	1,045
December private placement	11,522	8,053	—	5,777	—	—	13,830
May private placement	4,669	6,356	—	2,118	—	—	8,474
Exercise of stock options	18	23	—	—	—	—	23
Amalgamation of 2037357 Ontario Inc.	800	660	(1,045)	363	—	—	(22)
Cumulative translation adjustment	—	—	—	—	(219)	—	(219)
Net loss	—	—	—	—	—	(6,872)	(6,872)

Balance at June 30, 2004	35,891	33,603	—	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	—	—	—	39	—	—	39
Stock options issued to employees	—	—	—	604	—	—	604
Cost related to SEC registration	—	(493)	—	—	—	—	(493)
Acquisition of Cadherin Biomedical Inc.	644	1,252	—	—	—	—	1,252
Cumulative translation adjustment	—	—	—	—	1,392	—	1,392
Net loss – six months ended December 31, 2004	—	—	—	—	—	(6,594)	(6,594)

Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654

(The accompanying notes are an integral part of these consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statements of Stockholders’ Equity (continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654
Financing costs	—	(141)	—	—	—	—	(141)
Exercise of stock options	15	25	—	—	—	—	25
Stock options issued to consultants	—	—	—	276	—	—	276
July private placement	6,079	7,060	—	1,074	—	—	8,134
Net loss	—	—	—	—	—	(13,871)	(13,871)

Balance at December 31, 2005	42,629	41,306	—	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	—	—	—	100	—	—	100
Stock options issued to employees	—	—	—	491	—	—	491
May private placement	7,753	5,218	—	822	—	—	6,040
Net loss	—	—	—	—	—	(16,440)	(16,440)

Balance at December 31, 2006	50,382	46,524	—	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	—	—	—	59	—	—	59
Stock options issued to employees	—	—	—	2,263	—	—	2,263
February financing	75,759	17,842	—	5,379	—	—	23,221
Exercise of warrants	2,086	563	—	131	—	—	694
Net loss	—	—	—	—	—	(13,357)	(13,357)

Balance at December 31, 2007	128,227	64,929	—	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	—	—	—	88	—	—	88
Stock options issued to employees	—	—	—	2,417	—	—	2,417
Net loss	—	—	—	—	—	(13,600)	(13,600)

Balance at December 31, 2008	128,227	$64,929	$—	$34,860	$1,243	$(97,979)	$3,053

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

The Company is a development stage company and during the year ended December 31, 2008, incurred a net loss of $13,600. At December 31, 2008, it had an accumulated deficit of $97,979 and had experienced negative cash flows from operations since inception in the amount of $72,201. Also, at December 31, 2008, the Company has cash and cash equivalents of $5,439, which based on management’s current plans, will only be able to fund operations into September 2009. On March 30, 2009, the Company announced a 75% headcount reduction effective April 30, 2009, representing all 13 of the current non-executive positions of the Company. The members of the Board of Directors have agreed to continue to serve for the benefit of the shareholders without further compensation. The Company continues to pursue various strategic alternatives, including, collaborations with other pharmaceutical and biotechnology companies and believes that the current cash and cash equivalents will be sufficient to satisfy the anticipated capital requirements into September 2009. However, if a strategic transaction is not completed or the Company does not otherwise obtain additional financial resources in the very near term, the Company might cease operations sooner than September 2009. The Company has also not been successful in obtaining additional financing since February 2007. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate.

The Company’s ability to continue as a going concern is dependent on the raising of additional financial resources in the very near term. If the Company is unable to obtain adequate financial resources, it could be forced to cease operations. The Company’s management is considering all financial alternatives and seeking to raise additional funds for operations from current stockholders, other potential investors, corporate partners, or other sources. This disclosure is not an offer to sell, nor a solicitation of an offer to buy the Company’s securities. While the Company is striving to achieve these plans, there is no assurance that such funding will be obtainable on favorable terms or at all.

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

The Company classifies certain of its cash equivalents and investments that meet the definition of the Financial Accounting Standards Board (“FASB”) Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) as “available-for-sale.” Such investments are recorded at fair value, determined based on quoted market prices, and unrealized gains and losses, which are considered to be temporary, are recorded as other comprehensive income (loss) in a separate component of stockholders’ equity until realized. The cost of securities sold is based on the specific identification method. During the year ended December 31, 2008, the Company included in net loss, $237 of unrealized losses on certain cash equivalents related to foreign currency translation. It was determined that these losses were other-than-temporary and were therefore not included in other comprehensive income.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At December 31, 2008, the Company had $4,160 in money market investments, $817 in a guaranteed investment certificate and $372 in cash accounts. Money market investments typically have minimal risk, however in recent months the financial markets have been volatile resulting in concerns regarding money market investments. As a result, on September 19, 2008 the U.S. Treasury announced a Temporary Guarantee Program, which insures money market investments on a temporary basis. The Company’s money market manager has submitted the necessary documentation and paid the required fee to participate in the U.S. Treasury’s Temporary Guarantee Program funds for the Company’s money market investments. The program will be in effect for an initial three month term and ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. The Secretary of the U.S. Treasury has the option to extend the program until September 18, 2009. The Company did not experience any loss or write down of its money market investments for the years ended December 31, 2008 and 2007.

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

Common stock and warrants

At December 31, 2007, the Company had warrants outstanding to purchase common stock that were denominated in both U.S. and Canadian dollars, which results in the Company having warrants outstanding that are denominated outside the Company’s U.S. dollar functional currency.

In November 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). In June 2008, one of the conclusions reached under EITF 07-05 was a consensus-for-exposure that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock. This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer’s functional currency; such as the Company’s outstanding warrants to purchase common stock that are denominated in Canadian dollars. This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133. As a result, the Company’s outstanding warrants denominated in Canadian dollars were not considered to be indexed to its own stock and should therefore be treated as derivative financial instruments and recorded at their fair value as a liability. EITF 07-05 is effective for financial statements for fiscal years beginning after December 15, 2008 and earlier adoption is not permitted. Since the warrants to purchase common stock that are denominated in Canadian dollars expired on December 19, 2008, EITF 07-5 is not expected to have a material impact on the Company’s financial statements unless the Company issues further equity instruments denominated outside its functional currency.

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

Income taxes

The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. The Company provides a valuation allowance to reduce its deferred tax assets when it is more likely than not that such assets will not be realized.

The Company accounts for uncertainty in income taxes by following the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the financial statements. Upon adoption of FIN 48, the Company has elected an accounting policy that continues to classify accrued interest and penalties related to liabilities for income taxes in income tax expense.

Foreign currency translation

All of the Company’s foreign operations are integrated. Financial statements of integrated foreign operations are translated as follows:

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Non-monetary items and any related amortization of such items are translated at the rates of exchange in effect when the assets were acquired or the obligations incurred. Expenses denominated in foreign currencies are translated at the relevant exchange rates prevailing during the year and exchange gains and losses are included in net loss for the year.

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

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

New accounting pronouncements adopted in the year

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. On February 12, 2008, the FASB approved the FASB Staff Position, or FSP, No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP FAS 157-2, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of January 1, 2008, the Company has adopted SFAS 157 for the fair value measurement of recurring items, which did not have a material impact on the financial statements.

In June 2007, the EITF, issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3, which provides guidance for up-front payments related to goods and services of research and development costs. As of January 1, 2008, the Company adopted EITF 07-3 which did not have a material impact on the financial statements.

Recent accounting pronouncements

In December 2007, the EITF issued EITF No. 07-01, “Accounting for Collaborative Arrangement Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 defines the accounting for collaborations between participants. EITF 07-01 requires certain transactions between collaborators to be recorded in the statement of operations on either a gross or net basis within expense when certain characteristics exist in the collaborative agreement. EITF 07-01 will be effective for collaborations entered into after January 1, 2009, and is not expected to have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS 141(R), requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at the fair value at the acquisition date. SFAS 141(R) establishes principles and requirements for how the acquirer: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not expect the adoption of SFAS 141 (R) to have a material impact on the financial statements unless it enters into a business combination after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting,” or SFAS No. 162. SFAS No. 162 indentifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on the financial statements.

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

3.	Capital Assets

The components of our capital assets are presented below:

	December 31, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Furniture, fixtures and office equipment	$92	$78	$92	$54
Computer equipment	149	115	151	95
Computer software	162	162	146	134
Laboratory equipment	623	537	622	446
Leasehold improvements	4	2	4	1

	1,030	$894	1,015	$730

Accumulated amortization	(894)		(730)

Net book value	$136		$285

Depreciation and amortization expense for capital assets was $164 and $81 for the years ended December 31, 2008 and 2007, respectively.

4.	Leasehold Inducements

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

Equity financings

On June 5, 2001, the Company completed an IPO issuing 1,333 shares of common stock at a price of CAD$7.50 per share. Net proceeds of this offering credited to common stock amounted to $5,727 after deducting the underwriting fee of $501 and expenses of $354. As additional compensation in connection with the offering, the Company granted the underwriters non-assignable support options representing ten percent of the offered shares. Each support option entitled the holder to purchase one share of common stock on or before June 5, 2003 at CAD$7.50. The Company also granted the underwriters an option (“Over-allotment Option”) to purchase up to 200 shares of common stock at the offering price for a period ending 30 days from the close of the offering. On July 5, 2001, the Over-allotment Option expired unexercised.

On December 19, 2003, the Company completed a private placement of equity securities totaling $16,095, comprised of (i) $15,050 for 11,522 units, at a price of CAD$1.75 per unit, comprised of an aggregate of 11,522 shares of common stock and warrants to acquire 5,761 shares of common stock of Adherex with an exercise price of CAD$2.15 per share which expired unexercised on December 19, 2008, and (ii) $1,045 for 800 Series 1 Preferred Shares and warrants to purchase 400 Series 1 Preferred Shares of 2037357 Ontario Inc. The $5,777 estimated fair value of the warrants has been allocated to

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

additional paid-in capital and the balance of $8,053 has been credited to common stock. The non-redeemable Series 1 Preferred Shares of 2037357 Ontario Inc. (“Preferred Shares”) were exchangeable into 800 shares of common stock of Adherex. Upon such an exchange, all of the then outstanding warrants to purchase the Preferred Shares would be exchanged for an equal number of warrants to purchase Adherex common stock, which would have an exercise price of CAD$2.15 per share and expire on December 19, 2008. The $1,045 was to be spent on specific research and development projects in Ontario, Canada as designated by Adherex. Adherex could compel the exchange of the Preferred Shares into common stock and warrants for common stock of Adherex at any time after January 3, 2005. The Company also issued broker warrants to purchase 1,226 shares of common stock exercisable at a price of CAD$2.15 per share.

2037357 Ontario Inc. has been accounted for in accordance with the substance of the transaction. The $1,045 has been recorded as non-redeemable Preferred Shares and the amounts expended were recorded as expenses in the relevant periods. On June 14, 2004, the preferred shares and warrants were exchanged for 800 shares of Adherex common stock and warrants to purchase 400 shares of Adherex common stock, all of which expired on December 19, 2008. In June 2004, 2037357 Ontario Inc. became a wholly owned subsidiary of the Company and was amalgamated with Adherex Technologies Inc. The investment has been split between the estimated fair value of the warrants of $363, which has been included in additional paid-in capital, and the remainder of $660, which has been recorded in common stock.

On May 20, 2004, the Company completed equity financings with total gross proceeds of $9,029 less $555 of issuance costs. The Company issued 4,669 units at a purchase price of CAD$2.65 per unit with each unit consisting of one share of common stock and one-half of a common stock purchase warrant. Each whole warrant entitled the holder to acquire one additional share of common stock at an exercise price of CAD$3.50, all of which expired unexercised on May 19, 2007. The $2,118 value of the warrants has been allocated to additional paid-in capital and the balance of $6,356 has been credited to common stock.

On July 20, 2005, the Company completed a private placement of equity securities for gross proceeds of $8,510 for 6,079 units at a price of $1.40 per unit, providing net proceeds of $8,134 after deducting broker fees and other expenses of $376. Each unit consisted of one common share and 0.30 of a common share purchase warrant. The private placement comprised an aggregate of 6,079 shares of common stock, along with 1,824 investor warrants and 57 broker warrants to acquire additional shares of Adherex common stock. Each whole investor warrant entitled the holder to acquire one additional share of common stock of Adherex at an exercise price of $1.75 per share for a period of three years and each whole broker warrant entitled the holder to acquire one share of Adherex common stock at an exercise price of $1.75 for a period of two years, all of which expired unexercised on July 20, 2007 and 2008, respectively. The warrants, with a value of $1,074 based on the Black-Scholes option pricing model, have been allocated to additional paid-in capital and the remaining balance of $7,060 has been credited to common stock.

On May 8, 2006, the Company completed a private placement of equity securities for gross proceeds of $6,512 for 7,753 units at a price of $0.84 per unit providing net proceeds of $6,040 after deducting broker fees and certain other expenses. Each unit consisted of one common share and 0.30 of a common share purchase warrant. The private placement comprised an aggregate of 7,753 shares of common stock, along with 2,326 investor warrants and 465 broker warrants to acquire additional shares of Adherex common stock. Each whole investor warrant entitled the holder to acquire one additional share of Adherex common stock at an exercise price of $0.97 per share for a period of four years. Each whole broker warrant entitles the holder to acquire one share of Adherex common stock at an exercise price of $0.97 per share for a period of two years, all of which expired unexercised on May 7, 2008. The warrants, with a value of $822 based on the Black-Scholes option pricing model, have been allocated to additional paid-in capital and the remaining balance of $5,218 has been credited to common stock.

On February 21, 2007, the Company completed the sale of equity securities providing gross proceeds of $25,000 for 75,759 units at a price of $0.33 per unit providing net proceeds of $23,221 after deducting broker fees and other expenses. Each unit consisted of one common share and one-half of a common share purchase warrant. The offering comprised an aggregate of 75,759 shares of common stock, 37,879 investor warrants and 6,618 broker warrants to acquire additional shares of Adherex common stock. Each whole investor warrant entitled the holder to acquire one additional share of Adherex common stock at an exercise price of $0.40 per share for a period of three years. Each whole broker warrant entitles the holder to acquire one additional unit at an exercise price of $0.33 per unit for a period of two years, the unexercised portion of which expired on February 21, 2009. The warrants, with a value of $6,503 based on the Black-Scholes option pricing model, have been allocated to additional paid-in-capital and the remaining balance of $16,718 has been included in common stock.

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

In connection with the acquisition of the intellectual property of Oxiquant in November 2002, the Company issued 461 warrants with an exercise price of CAD$3.585 that expired unexercised on May 20, 2007 and 170 introduction warrants with an exercise price of CAD$2.05 that expired unexercised on November 20, 2007.

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

Convertible note warrants

On June 23, 2003, the Company issued senior secured convertible notes with a face value totaling $2,219. These notes were convertible into common stock and warrants to acquire common stock of the Company upon completion of an equity fund raising round. Investors also received warrants to purchase an aggregate of 345 shares of common stock of the Company with an exercise price of CAD$2.75 per share that expired unexercised on June 23, 2007. The notes bore interest at an annual rate of eight percent compounded semi-annually, and matured one year from issue but were renewable for one additional year at the option of the Company. In connection with this issuance, the Company issued broker warrants to purchase 101 shares of common stock exercisable at a price of CAD$2.35 per share which expired unexercised on June 23, 2005. As an inducement to consent to the issuance of the December 2003 convertible notes, the exercise price of these warrants was changed from CAD$2.75 per share to CAD$2.05 per share on December 3, 2003.

On December 3, 2003, the Company issued additional senior secured convertible notes with a face value totaling CAD$1,458. These notes were convertible into common stock and warrants to acquire common stock of the Company upon completion of an equity fund raising round. Also, investors received warrants for 271 shares of common stock exercisable at a price of CAD$2.15 per share which expired unexercised on December 3, 2007. The notes bore interest at an annual rate of eight percent compounded semi-annually, and matured one year from issue but were renewable for one additional year at the option of the Company. The Company also issued broker warrants to purchase 94 shares of common stock exercisable at a price of CAD$2.15 per share which expired unexercised on December 3, 2005.

On December 19, 2003, the Company completed an equity financing resulting in the conversion of the June and the December notes into 2,813 shares of common stock with a carrying value of $1,785 credited to common stock. In addition, the Company issued 1,407 warrants to purchase common stock with an exercise price of CAD$2.15 per share which expired unexercised on December 19, 2008.

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Warrants to Purchase Common Stock

At December 31, 2008, the Company had the following warrants to purchase common stock outstanding priced in U.S. dollars with a weighted average exercise price of $0.41 and a weighted average remaining life of 1.058 years:

Warrant Description	Number Outstanding at December 31, 2008	Exercise Price In U.S. Dollars	Expiration Date
Broker warrants	4,818	$0.33	February 21, 2009
Investor warrants	38,794	$0.40	February 21, 2010
Investor warrants	2,326	$0.97	May 7, 2010

	45,938

Stock options

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. A maximum of 20,000 options, not including the 700 options issued to the Chief Executive Officer and specifically approved by the shareholders, are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. A summary of the stock option transactions, for both the Canadian and U.S. dollar grants, through the year ended December 31, 2008 is below.

The following options granted under the stock option plan are exercisable in Canadian dollars:

		Exercise Price in Canadian Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2004	3,763	$1.64 - 7.50	$2.40
Granted	—	—	—
Exercised	(15)	1.64 - 1.70	1.66
Cancelled	(84)	1.64 - 6.25	2.93

Outstanding at December 31, 2005	3,664	1.64 - 7.50	2.39
Granted	—	—	—
Exercised	—	—	—
Cancelled	(262)	1.64 - 6.25	2.00

Outstanding at December 31, 2006	3,402	1.64 - 7.50	2.42
Granted	—	—	—
Exercised	—	—	—
Cancelled	(463)	1.64 - 7.50	3.93

Outstanding at December 31, 2007	2,939	1.65 - 3.25	2.18
Granted	—	—	—
Exercised	—	—	—
Cancelled	(166)	1.65 - 3.25	1.99

Outstanding at December 31, 2008	2,773	$1.65 -3.25	$2.19

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

	Options Outstanding			Options Exercisable
Range of Exercise Price in Canadian Dollars	Number Outstanding at December 31, 2008	Weighted- average Exercise Price in Canadian Dollars	Weighted- average Remaining Contractual Life (years)	Number Outstanding at December 31, 2008	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (years)
$1.63 - $1.75	881	$1.66	1.16	881	$1.66
$1.76 - $2.00	220	1.98	1.96	220	1.98
$2.01 - $2.25	996	2.25	2.03	996	2.25
$2.26 - $3.00	563	2.79	2.28	563	2.79
$3.01 - $3.25	113	3.25	2.01	113	3.25

	2,773	$2.19	1.80	2,773	$2.19	1.80

The following options granted under the stock option plan are exercisable in U.S. dollars:

		Exercise Price in U.S. Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2004	—	—	—
Granted	1,603	$0.88 - 1.35	$1.14
Exercised	—	—	—
Cancelled	(20)	1.20	1.20

Outstanding at December 31, 2005	1,583	0.88 - 1.35	1.14
Granted	375	0.34 - 0.36	0.35
Exercised	—	—	—
Cancelled	(80)	0.88 - 1.20	0.97

Outstanding at December 31, 2006	1,878	0.34 - 1.35	0.99
Granted	11,109	0.28 - 0.63	0.51
Exercised	—	—	—
Cancelled	(263)	0.34 - 1.20	0.55

Outstanding at December 31, 2007	12,724	0.28 - 1.35	0.58
Granted	3,318	0.10 - 0.38	0.37
Exercised	—	—	—
Cancelled	(409)	0.28 - 1.20	0.50

Outstanding at December 31, 2008	15,633	$0.10 - 1.35	$0.54

	Options Outstanding			Options Exercisable
Range of Exercise Price in U.S. Dollars	Number Outstanding at December 31, 2008	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (years)	Number Outstanding at December 31, 2008	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (years)
$0.10 - $0.30	3,613	$0.28	5.73	2,554	$0.27
$0.31 - $0.50	3,390	0.38	6.09	3,339	0.38
$0.51 - $0.75	7,268	0.63	5.33	4,712	0.63
$0.76 - $1.35	1,362	1.15	3.44	1,342	1.15

	15,633	$0.54	5.43	11,947	$0.54	5.4

Stock compensation expense for the fiscal year ended December 31, 2008, 2007 and 2006 was $2,505, $2,322 and $591, respectively. The weighted average fair value per share of options granted during the fiscal year ended December 31, 2008, 2007 and 2006 was $0.29, $0.43 and $0.35, respectively. There was no intrinsic value in stock options outstanding at December 31, 2008.

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The fair value of options granted in fiscal year ended December 31, 2008, 2007 and 2006 were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected dividend	0%	0%	0%
Risk-free interest rate	3.16%	4.58%	4.60%
Expected volatility	85.6%	77.7%	84.0%
Expected life	7 years	7 years	7 years

The Company uses the historical volatility and adjusts for available relevant market information pertaining to the Company’s share price. As of December 31, 2008, the Company had unrecognized fair value relating to unvested stock options totaling approximately $546 which is expected to be recognized over a weighted average period of 1 year.

6.	Research and Development

Investment tax credits earned as a result of qualifying research and development expenditures and government grants have been applied to reduce research and development expenses as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Cumulative From September 3, 1996 to December 31, 2008
Research and development	$10,366	$10,912	$14,003	$62,938
Investment tax credits	—	—	—	(1,632)
National Research Council grants	—	—	—	(197)

	$10,366	$10,912	$14,003	$61,109

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

The Company has entered into operating lease agreements for the office and laboratory facilities located in the United States. As of December 31, 2008, the minimum cash payments per the lease agreements are as follows:

Year Ending	Amount
December 31, 2009	$477
December 31, 2010	463
December 31, 2011	395
December 31, 2012 and thereafter	268

Total minimum rent payments	$1,603

The table above includes a lease agreement for the Englert Facility which has been subleased to a third party until September 30, 2010. Under the terms of the operating lease for the facilities, the Company financed $80 of leasehold improvements through the building’s owner. The amount is being financed over the term of the lease which expires in

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

September 2010 and bears an annual interest rate of six percent. This obligation was assumed by the sublessee when the Company subleased the facility to a third party; however, should the sublessee default, the Company would become liable.

Rental payments on operating leases are summarized in the table below:

Year Ending	Rent Amount	Interest
December 31, 2008	$464	$—
December 21, 2007	327	—
December 31, 2006	264	—

8.	Commitments and Contingencies

McGill Agreement

On February 26, 2001, the Company entered into a general collaboration agreement with McGill that grants the Company a 27-year exclusive, worldwide license to develop, use and market certain cell adhesion technology and compounds. The license agreement provides for the Company to pay future royalties of two percent of gross revenues from the use of the technology and compounds. The agreement also provided for the Company to make payments as follows:

•

CAD$100 if the Company has not filed an investigational new drug (“IND”) application, or similar application with Canadian, US, European or a recognized agency, relating to the licensed product prior to September 23, 2002. On August 1, 2002, McGill acknowledged that work completed on the clinical development of ADH-1 was sufficient to meet the requirements of the September 23, 2002 milestone and thus no payment was required.

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

In addition, the Company is required to fund mutually agreed upon research at McGill over a period of ten years totaling CAD$3,300. Annual funding commenced in 2001 with a total payment of CAD$200 and increases annually by 10 percent through to the tenth year of the agreement when annual funding reaches CAD$500. The additional research commitment can be deferred in any year if it exceeds five percent of the Company’s cash and cash equivalents and at December 31, 2008, there have been no deferrals with respect to this provision. The Company receives certain intellectual property rights resulting from this research.

Oregon Health & Science University agreement

The Company has an exclusive license agreement with Oregon Health & Science University (“OHSU”) for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including STS and their use in oncology. OHSU will receive certain milestone payments, a 2.5 percent royalty on net sales for licensed products and a 15 percent royalty on any consideration received from sublicensing of the licensed technology. Milestone payment fees payable to OHSU include: $50 upon completion of Phase I clinical trials; $200 upon completion of Phase II clinical trials; $500 upon completion of Phase III clinical trials; and $250 upon first commercial sale for any licensed product. To date, no milestone payments have been accrued or paid.

GlaxoSmithKline

On July 14, 2005, the Company entered into a development and license agreement with GSK. The agreement included the in-license by Adherex of GSK’s oncology product, eniluracil, and an option for GSK to license ADH-1. As part of

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

the transaction, GSK invested $3,000 in the Company’s common stock. On October 11, 2006, the GSK option to license ADH-1 expired unexercised. Under the terms of the agreement relating to eniluracil, Adherex received an exclusive license to develop eniluracil for all indications and GSK retained options to buy-back and assume development of the compound at various points in time. On March 1, 2007, the GSK agreement was amended and the Company purchased all of GSK’s remaining buy-back options for a fee of $1,000. The Company is now required to pay GSK development and sales milestones and double-digit royalties. Specifically, if the Company files a New Drug Application (“NDA”) with the Food and Drug Administration (“FDA”), the Company may be required to pay development milestones of $5,000 to GSK. Depending upon whether the NDA is approved by the FDA and whether eniluracil becomes a commercial success, the Company may be required to pay up to an additional $70,000 in development and sales milestones for the initially approved indication, plus double digit royalties based on annual net sales. If the Company pursues other indications, it may be required to pay up to an additional $15,000 to GSK per FDA-approved indication.

9.	Income Taxes

The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Domestic loss	$(9,432)	$(9,104)	$(10,931)
Foreign loss	(4,168)	(4,253)	(5,509)

Loss before income taxes	(13,600)	(13,357)	(16,440)

Expected statutory rate (recovery)	30.90%	32.02%	32.01%
Expected provision for (recovery of) income tax	(4,203)	(4,277)	(5,262)
Permanent differences	779	746	194
Change in valuation allowance	3,171	3,813	3,247
Non-refundable investment tax credits	(22)	(22)	(50)
Share issue costs and effect of change of carryforwards	(90)	(352)	(48)
Effect of foreign exchange rate differences	(143)	(637)	705
Effect of change in future enacted tax rates	886	916	804
Effect of tax rate changes and other	(378)	(187)	410

Provision for income taxes	$—	$—	$—

The Canadian statutory income tax rate of 30.9 percent is comprised of federal income tax at approximately 19.5 percent and provincial income tax at approximately 11.4 percent.

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2008, December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Future tax assets:
SR&ED expenditures	$2,062	$1,931	$2,209
Income tax loss carryforwards	21,307	19,243	16,300
Non-refundable investment tax credits	1,116	1,090	1,029
Share issue costs	298	425	150
Accrued expenses	137	153	—
Fixed and intangible assets	818	1,058	942

	25,738	23,900	20,630
Less: valuation allowance	(25,738)	(23,900)	(20,630)

Net future tax assets	$—	$—	$—

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term.

At December 31, 2008, the Company has unclaimed Scientific Research and Experimental Development (“SR&ED”) expenditures, income tax loss carry forwards and investments tax credits. The unclaimed amounts and their expiry dates are as listed below:

	Federal	Province/ State
SR&ED expenditures (no expiry)	$7,656	$7,656
Income tax loss carryforwards (expiry date):
2009	3,449	5,566
2010	4,126	5,700
2014	5,852	6,535
2015	6,295	6,976
2021	26	—
2022	233	—
2023	1,588	1,455
2024	4,849	4,768
2025	10,861	10,793
2026	13,735	13,572
2027	8,091	8,916
2028	7,227	7,207

Investment tax credits (expiry date):
2009	90	—
2010	52	—
2011	515	—
2012	374	—
2013	167	—
2014	134	—
2015	52	—
2026	81	—
2027	22	—
2027	29	—

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

The outstanding number and type of securities that could potentially dilute basic earnings per share in the future and which were not included in the computation of diluted earnings per share, because to do so would have reduced the loss per share (anti-dilutive) for the years presented, are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Stock options	18,406	15,663	5,280
Convertible note warrants	—	—	615
Acquisition warrants	—	—	461
Broker warrants	4,818	6,283	692
Investor warrants	41,120	49,511	14,052

Totals	64,344	71,457	21,100

11.	Segment Information

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

Supportive Cancer Care:

•	STS is a compound in clinical development that has been shown to protect against the disabling loss of hearing in patients being treated with platinum-based anti-cancer agents.

•	Eniluracil in a topical formulation for the prevention of hand-foot syndrome induced by capecitabine or Xeloda® in cancer patients.

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following summarizes our research and development expenses, net of any investment tax credits or grants, through December 31, 2008:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Cumulative From September 3, 1996 to December 31, 2008
ADH-1	$5,531	$5,087	$9,792	$39,376
Eniluracil oral	3,703	5,004	2,910	14,523
Other anti-cancer	—	158	249	2,347

Total anti-cancer	9,234	10,249	12,951	56,246

STS	911	560	292	3,579
Eniluracil topical	221	—	—	221
Other supportive cancer care	—	—	—	40

Total supportive cancer care	1,132	560	292	3,840

Other discovery projects	—	103	760	2,553
Transdermal drug delivery	—	—	—	138

Total research and development expense	$10,366	$10,912	$14,003	$62,777

On March 1, 2007, the Company paid GSK a license fee of $1,000. The Company has made no upfront cash payments for research and development projects and is not obligated to repay research and development amounts to any third parties.

13.	Financial Instruments

Financial instruments recognized on the balance sheets at December 31, 2008 and December 31, 2007 consist of cash and cash equivalents, cash pledged as collateral, accounts receivable, accounts payable and other current liabilities, which approximates fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

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

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

14.	Changes in Operating Assets and Liabilities

The following table details the changes in operating assets and liabilities as per the Statements of Cash Flows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Accounts receivable	$15	$11	$(17)
Investment tax credits receivable	31	(93)	58
Prepaid expenses	59	(89)	31
Other current assets	1	4	19
Accounts payable, accrued liabilities and other current liabilities	28	(2,293)	2,032

Net changes in operating assets and liabilities	$134	$(2,460)	$2,123

15.	Canadian Accounting Principles

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States in U.S. dollars. These principles differ, as they affect the Company, at December 31, 2008 and December 31, 2007 and for the fiscal years ended December 31, 2008, December 31, 2007, and December 31, 2006 in the following material respects from Canadian generally accepted accounting principles. There are no differences in reported cash flow for the periods presented.

Consolidated Balance Sheets - Canadian GAAP:
	December 31, 2008	December 31, 2007
Assets
Current assets	$5,639	$16,561
Leasehold inducements	285	363
Capital assets	136	285
Acquired intellectual property rights	—	9,028

Total assets	$6,060	$26,237

Liabilities
Current liabilities	$2,430	$2,402
Other long-term liabilities	7	—
Deferred lease inducement	570	659
Future income taxes	—	2,474

Total liabilities	3,007	5,535

Stockholders’ equity
Common stock	64,891	64,891
Contributed surplus	37,088	34,583
Accumulated other comprehensive income	5,850	5,850
Deficit accumulated during development stage	(104,776)	(84,622)

Total stockholders’ equity	3,053	20,702

Total liabilities and stockholders’ equity	$6,060	$26,237

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Consolidated Statements of Operations – Canadian GAAP:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net loss in accordance with U.S. GAAP	$(13,600)	$(13,357)	$(16,440)
Adjustments to reconcile to Canadian GAAP:
Acquired intellectual property rights amortization (2)	(1,664)	(1,808)	(2,177)
Loss on impairment of intellectual property (2)	(7,220)	—	(2,021)
Future income taxes (2)	2,474	1,165	1,535
License fee paid (2)	—	1,000	—
License fee amortization (2)	(144)	(120)	—

Net loss and total comprehensive loss	$(20,154)	$(13,120)	$(19,103)

Net loss per share of common stock, basic and diluted	$(0.16)	$(0.11)	$(0.40)

Weighted-average number of shares of common stock outstanding, basic and diluted	128,227	116,571	47,663

Notes to the Consolidated Financial Statements - Canadian GAAP:

1. Summary of significant accounting policies

Current accounting pronouncements

Effective January 1, 2008, the Company adopted the following Canadian Institute of Chartered Accountants (“CICA”) accounting pronouncements:

Section 1400, General Standards of Financial Statement Presentation, or Section 1400, requires the Company to assess and disclose the Company’s ability to continue as a going concern. The Company adopted Section 1400 on January 1, 2008.

Section 1535, Capital Disclosures, or Section 1535, establishes the standards for disclosing information about the entity’s capital and how it is managed to enable users of financial statements to evaluate the entity’s objectives, policies and procedures for managing capital. The Company adopted Section 1535 on January 1, 2008 and it did not have a material impact on the financial statements.

Section 3862, Financial Instruments, or Section 3862 describes the required disclosures related to the significance of financial instruments on the entity’s financial position and performance, and the nature and extent of risks arising from financial instruments to which the entity is exposed and how the entity manages those risks. This section replaces the disclosure standards of Section 3861, Financial Instruments—Disclosure and Presentation. The Company adopted Section 3862 on January 1, 2008 and did not have a material impact on the financial statements.

Section 3863, Financial Instruments – Presentation, or Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. It replaces the presentation standards of Section 3861, Financial Instruments – Disclosure and Presentation. The Company adopted Section 3862 on January 1, 2008 and it did not have a material impact on the financial statements.

2. Acquired intellectual property rights

Under U.S. GAAP, the cost of acquired technology is charged to expense as in-process research and development (“IPRD”) when acquired if the feasibility of such technology has not been established and no future alternative use exists. Canadian GAAP requires the capitalization and amortization of the costs of acquired technology. This

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

difference decreases the net loss from operations under Canadian GAAP in the year the IPRD is acquired and increases the net loss under Canadian GAAP in subsequent periods as a result of amortization expense.

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

At December 31, 2005, the Company determined the carrying value of the intellectual property relating to mesna, which had a book value of $3,539, and a related future income tax liability of $1,294, was fully impaired and written off based on the Company’s lack of any further developmental plans. This decision was based on the addition of eniluracil to the Company’s product portfolio, along with the financial resources additionally devoted to the development of ADH-1. The loss on impairment is calculated as the amount by which the carrying amount of the asset exceeded its discounted cash flows.

At December 31, 2006, the Company determined the carrying value of the intellectual property relating to NAC, which had a book value of $2,021, and a related future income tax benefit of $739, was fully impaired and written off because the Company had no plans for further development of NAC. The loss on impairment is calculated as the amount by which the carrying amount of the asset exceeded its undiscounted cash flows.

On March 1, 2007, the Company purchased all of GSK’s remaining options to buy back eniluracil under our development and license agreement for a cash fee of $1,000. Under U.S. GAAP, the cost of the license fee paid to GSK was charged to expense as the feasibility of such technology had not been established and no future alternative use existed. Canadian GAAP requires the capitalization and amortization of the costs of such license fees. The license fee was being amortized over the estimated life of seven years on a straight-line basis.

During the year ended December 31, 2007, the Company reduced the future tax liability by $660 which was the amortization expense for the intellectual property. In addition, at December 31, 2007, the Company reduced the future tax liability by $505 to adjust for lower tax rates projected over the remaining estimated life of the intellectual property.

At December 31, 2008, given the current disruption and uncertainty in the global economy, the significant decrease in the Company’s stock price, current lack of financial resources, and the continued projection of negative cash flows, all of which make the Company’s ability to attract future capital difficult, it was determined that the appropriate triggers had been reached for an impairment test of all intangible assets. The Company performed asset recoverability tests, using undiscounted cash flows based on internal projections for revenues and expenses. The Company determined the carrying value of the intellectual property relating to both STS and eniluracil, which had a combined book value of $7,220, and a related future income tax liability of $1,970, exceeded the fair value of nil, and the entire carrying value was written off. Despite the impairment of the intellectual property the Company plans to continue the current ongoing studies relating to STS and topical eniluracil.