Form 10-Q
period 2009-03-31
ADHEREX TECHNOLOGIES INC
filed 2009-05-15
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 13, 2009, there were 128,226,787 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$3,047	$5,349
Cash pledged as collateral	52	52
Investment tax credits recoverable	—	133
Other current assets	67	105
Assets held for sale	81	—

Total current assets	3,247	5,639

Property and equipment	—	136
Leasehold inducements	—	285

Total assets	$3,247	$6,060

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$686	$547
Accrued liabilities	900	1,883
Other current liabilities	7	—

Total current liabilities	1,593	2,430

Other long-term liabilities	—	7
Deferred lease inducement	546	570

Total liabilities	2,139	3,007

Commitments and contingencies

Stockholders’ equity:
Common stock, no par value; unlimited shares authorized; 128,227 shares issued and outstanding	64,929	64,929
Additional paid-in capital	35,161	34,860
Deficit accumulated during development stage	(100,225)	(97,979)
Accumulated other comprehensive income	1,243	1,243

Total stockholders’ equity	1,108	3,053

Total liabilities and stockholders’ equity	$3,247	$6,060

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Cumulative From September 3, 1996 to March 31, 2009
	March 31, 2009	March 31, 2008
Revenue	$—	$—	$—

Operating expenses:
Research and development	1,279	3,375	64,056
Acquired in-process research and development	—	—	13,094
General and administrative	673	1,061	24,169

Total operating expenses	1,952	4,436	101,319

Loss from operations	(1,952)	(4,436)	(101,319)

Other income (expense):
Settlement of Cadherin Biomedical Inc. litigation	—	—	(1,283)
Interest expense	—	—	(19)
Loss on impairment of assets held for sale and leasehold inducements	(340)	—	(340)
Other income	—	—	98
Interest income	46	132	2,796

Total other income and expense, net	(294)	132	1,252

Net loss and comprehensive loss	$(2,246)	$(4,304)	$(100,067)

Basic and diluted net loss per common share	$(0.02)	$(0.03)

Weighted-average common shares used in computing basic and diluted net loss per common share	128,227	128,227

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Cumulative From September 3, 1996 to March 31, 2009
	March 31, 2009	March 31, 2008
Cash flows from (used in):
Operating activities:
Net loss	$(2,246)	$(4,304)	$(100,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	77	1,404
Non-cash Cadherin Biomedical Inc. litigation expense	—	—	1,187
Unrealized foreign exchange loss	—	—	9
Amortization of deferred lease inducements	(24)	(2)	102
Loss on impairment of assets held for sale and leasehold inducements	340	—	340
Non-cash severance expense	—	—	168
Stock options issued to consultants	5	19	717
Stock options issued to employees	296	1,314	7,467
Acquired in-process research and development	—	—	13,094
Changes in operating assets and liabilities	(673)	47	1,076

Net cash used in operating activities	(2,302)	(2,849)	(74,503)

Investing activities:
Purchase of capital assets	—	(15)	(1,440)
Disposal of capital assets	—	—	115
Release of restricted cash	—	—	190
Restricted cash	—	—	(209)
Purchase of short-term investments	—	—	(22,148)
Redemption of short-term investments	—	—	22,791
Investment in Cadherin Biomedical Inc.	—	—	(166)
Acquired intellectual property rights	—	—	(640)

Net cash used in investing activities	—	(15)	(1,507)

Financing activities:
Conversion of long-term debt to equity	—	—	68
Long-term debt repayments	—	—	(65)
Capital lease repayments	—	—	(8)
Issuance of common stock, net of issue costs	—	—	76,687
Registration expense	—	—	(465)
Financing expenses	—	—	(544)
Proceeds from convertible note	—	—	3,017
Other liability repayments	—	—	(87)
Security deposits	—	—	35
Proceeds from exercise of stock options	—	—	51

Net cash provided in financing activities	—	—	78,689

Effect of exchange rate changes on cash and cash equivalents	—	—	368

Net change in cash and cash equivalents	(2,302)	(2,864)	3,047
Cash and cash equivalents—Beginning of period	5,349	16,162	—

Cash and cash equivalents—End of period	$3,047	$13,298	$3,047

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

(The accompanying notes are part of these consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Consolidated Statements of Stockholders’ Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
	Number	Amount
Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654
Financing costs	—	(141)	—	—	—	—	(141)
Exercise of stock options	15	25	—	—	—	—	25
Stock options issued to consultants	—	—	—	276	—	—	276
July private placement	6,079	7,060	—	1,074	—	—	8,134
Net loss	—	—	—	—	—	(13,871)	(13,871)

Balance at December 31, 2005	42,629	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	—	—	—	100	—	—	100
Stock options issued to employees	—	—	—	491	—	—	491
May private placement	7,753	5,218	—	822	—	—	6,040
Net loss	—	—	—	—	—	(16,440)	(16,440)

Balance at December 31, 2006	50,382	46,524	—	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	—	—	—	59	—	—	59
Stock options issued to employees	—	—	—	2,263	—	—	2,263
February financing	75,759	17,842	—	5,379	—	—	23,221
Exercise of warrants	2,086	563	—	131	—	—	694
Net loss	—	—	—	—	—	(13,357)	(13,357)

Balance at December 31, 2007	128,227	64,929	—	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	—	—	—	88	—	—	88
Stock options issued to employees	—	—	—	2,417	—	—	2,417
Net loss	—	—	—	—	—	(13,600)	(13,600)

Balance at December 31, 2008	128,227	64,929	—	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	—	—	—	5	—	—	5
Stock options issued to employees	—	—	—	296	—	—	296
Net loss for quarter	—	—	—	—	—	(2,246)	(2,246)

Balance at March 31, 2009	128,227	$64,929	$—	$35,161	$1,243	$(100,225)	$1,108

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

1. Going Concern

Adherex Technologies Inc. (“Adherex”), together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a development stage biopharmaceutical company focused on cancer therapeutics.

These interim condensed consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that Adherex Technologies Inc. will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is a development stage company and during the three month period ended March 31, 2009, incurred a net loss of $2,246. At March 31, 2009, it had an accumulated deficit of $100,225 and had experienced negative cash flows from operations since inception in the amount of $74,503. At March 31, 2009, the Company had cash and cash equivalents of $3,047, which based on management’s current plans, will only fund operations into August 2009. On March 30, 2009, the Company announced a 75% headcount reduction effective April 30, 2009, representing all 13 of the non-executive positions of the Company. The Company continues to pursue various strategic alternatives, including, collaborations with other pharmaceutical and biotechnology companies, however if a strategic transaction is not completed or the Company does not otherwise obtain additional financial resources in the very near term, we might cease operations sooner than August 2009. The Company has also not been successful in obtaining additional financing since February 2007. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate.

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

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Except as set out below, the Company’s accounting policies are consistent with those presented in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars.

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim condensed consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim condensed consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at March 31, 2009 and to state fairly the results for the periods presented.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2009, the Company had $1,940 in money market investments which typically have minimal risk, $805 in guaranteed investment certificates and $302 in cash. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. As a result, on September 19, 2008 the U.S. Treasury announced a Temporary Guarantee Program, which insures money market investments on a temporary basis. The Company’s money market investments are insured by the U.S. Treasury’s Temporary Guarantee Program. This program ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. On March 31, 2009, the U.S. Treasury announced the program was extended until September 18, 2009. The Company has not experienced any loss or write down of its money market investments for the three month periods ended March 31, 2009 and 2008.

New accounting pronouncements adopted in the year

In December 2007, the Emerging Issue Task Force (“EITF”) issued EITF No. 07-01, “Accounting for Collaborative Arrangement Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 defines the accounting for collaborations between participants. EITF 07-01 requires certain transactions between collaborators to be recorded in the statement of operations on either a gross or net basis within expense when certain characteristics exist in the collaborative agreement. EITF 07-01 did not have a material impact on the financial statements.

In December 2007, the Financial Accountanting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”), requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at the fair value at the acquisition date. SFAS 141(R) establishes principles and requirements for how the acquirer: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) did not have a material impact on the financial statements.

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

3. Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decrease and Indentifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for estimating fair value in accordance with SFAS 157 “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 provided additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is evaluating FSP FAS 157-4, but it is not expected to have a material impact on the financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2”). SFAS 115-2 amends current authoritative guidance to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is evaluating SFAS 115-2, but it is not expected to have a material impact on the financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1 “Interim Disclosures About Fair Value Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires additional disclosure about fair value of financial instruments for interim reporting periods and annual financial statements. FSP FAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is evaluating FSP FAS 107-1, but it is not expected to have a material impact on the financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting,” (“SFAS No. 162”). SFAS No. 162 indentifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on the financial statements.

4. Investment Tax Receivable

The Company has written off $133 of investment tax receivables during the three months ended March 31, 2009. After being notified by Canadian tax authorities that the Company’s claims relating to this tax receivable were being denied, the Company estimates that these amounts are no longer recoverable.

The $133 was charged to research and development expense during the three month ended March 31, 2009 as the claims relate to certain research and development work being conducted in Canada.

5. Assets Held For Sale

In connection with the 75% reduction in the Company’s employee headcount and limited financial resources, the Company had decided to list idle laboratory equipment, office furniture and other office equipment for sale as they are no longer required by the business. The Company determined this property met the criteria for “held for sale accounting” under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) and have presented the assets separately on the face of the Unaudited Condensed Consolidated Balance Sheet at March 31, 2009.

Under SFAS 144 an asset classified as held for sale shall be measured at the lower of its carrying value amount or the fair value less any cost to sell with any loss. Management judgment is required to assess the criteria required to meet the held for sale accounting requirements and the estimated fair value of the assets. At March 31, 2009, the Company determined the carrying values of the assets exceeded their fair value less cost to sell. Accordingly, the Company recorded a $55 loss on impairment of assets in the Unaudited Condensed Consolidated Statement of Operations for the three month ended March 31, 2009.

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

The Company expects the sale of these assets to be completed within a one year time period.

Management has also performed an impairment analysis under FAS 144 and has determined that the leasehold inducements, consisting primarily of equipment and leasehold improvements, were impaired at March 31, 2009. At March 31, 2009, the Company determined the fair value of these leasehold inducements to be nil. Accordingly, the Company recorded a $285 loss on impairment in the Unaudited Condensed Consolidated Statement of Operations for the three month ended March 31, 2009.

6. Stockholders’ Equity

Warrants to purchase common stock

At March 31, 2009, the Company had the following warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average exercise price of $0.44 and a weighted average remaining life of 1.1 years:

Warrant Description	Number Outstanding at March 31, 2009	Exercise Price In U.S. Dollars	Expiration Date
Investor warrants	38,794	$0.40	February 21, 2010
Investor warrants	2,326	$0.97	May 7, 2010

	41,120

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

During the three month periods ended March 31, 2009 and 2008, the Company recognized total stock-based compensation expense of $301 and $1,333, respectively.

Valuation assumptions

There were no options granted in the three month period ended March 31, 2009 and the options granted in the three month period ended March 31, 2008 were estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions: expected dividend 0%, risk-free interest rate of 3.15%, expected volatility 85% and a 7 year expected life.

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(U.S. dollars and shares in thousands, except per share information)

Stock option activity

The following is a summary of option activity for the three month period ended March 31, 2009 for stock options denominated in Canadian dollars:

	Number of Options	Weighted- average Exercise Price
Outstanding at December 31, 2008	2,773	CAD$	2.19
Granted	—		—
Exercised	—		—
Forfeited/cancelled/expired	(14)	CAD$	2.30

Outstanding at March 31, 2009	2,759	CAD$	2.17

The following is a summary of option activity for the three month period ended March 31, 2009 for stock options denominated in U.S. dollars:

	Number of Options	Weighted- average Exercise Price
Outstanding at December 31, 2008	15,633	$0.54
Granted	—	—
Exercised	—	—
Forfeited/cancelled/expired	(13)	0.28

Outstanding at March 31, 2009	15,620	$0.54

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in a highly competitive environment that involves significant risks and uncertainties, some of which are beyond our control. Our actual results, performance or achievements may be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “expect,” “might”, “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements with respect to (1) our anticipated sources and uses of cash and cash equivalents; (2) our anticipated commencement dates, completion dates and results of clinical trials; (3) our efforts to pursue collaborations with the government, industry groups or other companies; (4) our anticipated progress and costs of our clinical and preclinical research and development programs; (5) our corporate and development strategies; (6) our expected results of operations; (7) our anticipated levels of expenditures; (8) our ability to protect our intellectual property; (9) the anticipated applications and efficacy of our drug candidates; (10) our ability to attract and retain key employees; and (11) the nature and scope of potential markets for our drug candidates. All statements, other than statements of historical fact, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. We include forward-looking statements because we believe it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including our need to raise money in the very near term and others as discussed in this Quarterly Report in “Part II: Other Information-Item 1A. Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements.

Overview

The continuing turmoil in the worldwide financial markets has led to an overall tightening in the credit markets and a significant decline in the availability of capital, especially for small biotechnology companies, which are generally viewed as higher risk investments. As a result of our limited financial resources and the decline in the availability of further capital, we have implemented both a prioritization initiative to focus our clinical development activities on our most attractive, nearer term value-generating opportunities and a corporate restructuring to reduce expenses. Accordingly, we have postponed or terminated some of our previously planned or ongoing clinical development programs as outlined below. We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements into August 2009. In addition, we have implemented a 75% headcount reduction that was effective April 30, 2009, representing all 13 of our non-executive positions. The members of the Board of Directors have also agreed to continue to serve for the benefit of the shareholders without further compensation. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies and we believe that our current cash and cash equivalents will be sufficient to satisfy our currently anticipated capital requirements into August 2009. However, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner than August 2009. As a result, the audit opinion contained in our Annual Report filed on Form 10-K included a notation related to the uncertainty of our ability to continue as a going concern. Our projections of our capital requirements into August 2009 and beyond are subject to substantial uncertainty. Additional capital may be required earlier than August 2009 or more capital than we had anticipated thereafter may be required. To finance our operations beyond August 2009, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. If we cannot obtain adequate funding in the very near term, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

We are a biopharmaceutical company focused on cancer therapeutics with three products in the clinical stage of development, namely eniluracil, ADH-1 and sodium thiosulfate (STS).

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

•

We are currently focusing our development of eniluracil on a topical formulation for the prevention of hand-foot syndrome induced by capecitabine or Xeloda® in an ongoing investigator-initiated Phase I randomized trial. We believe the topical formulation represents a quicker and less expensive potential route to approval. As part of our prioritization initiative, we have closed patient enrollment in our Phase I/II trial studying oral eniluracil in liver cancer in Asia. We have also suspended patient enrollment in our oral Phase I clinical trial in the U.S. designed to determine the maximum tolerated dose, or MTD, of oral 5-FU in combination with eniluracil until we are able to secure adequate financial resources.

•

We are currently focusing our development of ADH-1 in combination with regionally-infused melphalan for the treatment of melanoma. We have completed patient enrollment in a Phase I/IIb study and plan to release results of this study at the American Society of Clinical Oncology Annual Meeting, or ASCO, in June 2009. We have postponed our planned Phase III clinical trial for ADH-1 in combination with melphalan until we are able to secure adequate financial resources.

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

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We experienced net losses of approximately $2.2 million for the three months ended March 31, 2009, $13.6 million for the year ended December 31, 2008, $13.4 million for the fiscal year ended December 31, 2007, and $16.4 million for the fiscal year ended December 31, 2006. As of March 31, 2009, our deficit accumulated during development stage was approximately $100.2 million.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the implementation of further cost reduction measures. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of product candidates, will depend on the availability of financial resources, the results of our clinical trials and any directives from regulatory agencies, which are difficult to predict. Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated with our facilities in the Research Triangle Park, North Carolina in support of our drug development programs.

Results of Operations

Three months ended March 31, 2009 versus three months ended March 31, 2008:

In thousands of U.S. Dollars	Three Months Ended March 31, 2009%		Three Months Ended March 31, 2008%		Change
Revenue	$—		$—		$—

Operating expenses:
Research and development	1,279	66%	3,375	75%	(2,096)
General and administration	673	34%	1,061	25%	(388)

Total operating expenses	1,952	100%	4,436	100%	(2,484)

Loss from operations	(1,952)		(4,436)		2,484

Loss on impairment of assets held for sale and leasehold inducements	(340)		—		(340)
Interest income	46		132		(86)

Net loss and total comprehensive loss	$(2,246)		$(4,304)		$(2,058)

•

Total operating expense decreased in the three months ended March 31, 2009, as compared to the same period in 2008 primarily due to a significant decrease in our overall research and development activities. As part of our prioritization initiative we have terminated certain ongoing and planned clinical studies over the last six months. Research and development expense includes $0.1 million due to our writing off investment tax receivables at March 31, 2009. We expect our operating expenses to continue to decrease in the future quarters, especially due to our 75% reduction of our employee headcount that was effective April 30, 2009.

•	We recorded a loss on impairment of assets related to the write-down of certain assets value held for sale and leasehold improvments at March 31, 2009.

•

The decrease in interest income in the three months ended March 31, 2009, as compared to the same period in 2008, is due to less cash on hand due to funding our operations during the three months ended March 31, 2009, as compared to the same period in 2008.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through March 31, 2009, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
June 30, 2007	$(3,179)	$(0.03)
September 30, 2007	$(3,202)	$(0.02)
December 31, 2007	$(3,008)	$(0.02)
March 31, 2008	$(4,304)	$(0.03)
June 30, 2008	$(3,442)	$(0.03)
September 30, 2008	$(3,244)	$(0.03)
December 31, 2008	$(2,610)	$(0.02)
March 31, 2009	$(2,246)	$(0.02)

Liquidity and Capital Resources

In thousands of U.S. dollars	March 31, 2009	December 31, 2008
Selected Asset and Liability Data:
Cash and cash equivalents	$3,047	$5,349
Working capital	1,654	3,209

Selected Stockholders’ Equity Data:
Common stock	$64,929	$64,929
Deficit accumulated during the development stage	(100,225)	(97,979)
Total stockholders’ equity	1,108	3,053

We have financed our operations since inception on September 3, 1996 through the sale of equity and debt securities and have raised gross proceeds totaling approximately $86.0 million through March 31, 2009. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $100.2 million at March 31, 2009. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

The net cash flow used in operating activities for the three months ended March 31, 2009 was approximately $2.3 million, as compared to $2.8 million during the same period in 2008. This decrease is due to a decrease in our overall clinical activities during the three months ended March 31, 2009, as compared to the same period in 2008.

At March 31, 2009, our working capital decreased by approximately $1.5 million from December 31, 2008 primarily due to funding research and development activities and general corporate operations.

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

We believe that our current cash and cash equivalents of $3.0 million will be sufficient to satisfy our anticipated capital requirements into August 2009. In the third quarter of fiscal 2008, we implemented a prioritization initiative to focus our clinical development activities on the most attractive, nearer term value-generating opportunities.

Accordingly, we have postponed or terminated some of our ongoing or previously planned clinical development programs. In addition, we have implemented a 75% headcount reduction that was effective April 30, 2009, representing all 13 of our non-executive positions. The members of the Board of Directors have also agreed to continue to serve for the benefit of the shareholders without further compensation. We continue to pursue various strategic alternatives, including, collaborations with other pharmaceutical and biotechnology companies and we believe that our current cash and cash equivalents will be sufficient to satisfy our currently anticipated capital requirements into August 2009. However, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner than August 2009. Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs, our drug substance requirements to support clinical programs; change in the focus, direction, or costs of our research and development programs; headcount expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

To finance our operations beyond August 2009, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. The recent turmoil in the worldwide financial markets has led to an overall tightening in the credit markets and a significant decline in the availability of capital, especially for small biotechnology companies which are generally viewed as higher risk investments. Given the current economic conditions, there is serious risk that we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. We can therefore make no assurance that we will be able to raise the necessary capital to continue our operations.

Outstanding Share Information

The outstanding share data for our company as of March 31, 2009 (in thousands):

September 30, 2008
Common shares	128,227
Warrants	41,120
Stock options	18,379

Total	187,726

Financial Instruments

At March 31, 2009, we held cash and cash equivalents of $3.0 million, which consisted primarily of highly liquid money market funds and cash.

We invest cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2009, we had $1.9 million in money market investments which typically have minimal risk, $805 in guaranteed investments and $302 in cash. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. As a result, on September 19, 2008 the U.S. Treasury announced a Temporary Guarantee Program which insures money market investments on a temporary basis. Our money market investments are insured by the U.S. Treasury’s Temporary Guarantee Program. The program ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. On March 31, 2009, the U.S. Treasury announced the program was extended until September 18, 2009. We have not experienced any loss or write down of our money market investments for the three month periods ended March 31, 2009 and 2008.

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

Contractual Obligations and Commitments

Since our inception, inflation has not had a material impact on our operations. We had no material commitments for capital expenses as of March 31, 2009.

The following table represents our contractual obligations and commitments at December 31, 2008 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Englert Lease (1)	$104	$80	$—	$—	$184
Maplewood Lease (2)	372	1,046	—	—	1,418
Clinical trial and drug related commitments (3)	254	280	24	—	558
McGill License (4)	805	935	—	—	1,740
OHSU License (5)	—	—	—	—	—
GSK License (6)	—	—	—	—	—
Netherlands Cancer Institute—Antoni van Leeuwenhoek Hospital License (7)	223	—	—	—	223

Total	$1,758	$2,341	$24	$—	$4,123

(1)	In April 2004, we entered into a lease for facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease. In July 2008, we entered into an agreement with another company to sublease this facility.
(2)	In August 2005, we entered into a lease for new office and laboratory facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease.
(3)	Commitments to our third party vendors relating to clinical studies, drug substance and stability studies. If we terminate these studies early, we might not pay the amounts presented in the table above.
(4)	Amounts shown in the table represent the maximum amounts for additional mutually agreed upon research support. Under our agreement, payments may be deferred in certain circumstances. Due to our limited financial resources it is unlikely that we will be able to support further research under this agreement in the amounts and timeframes presented in the table above. Royalty payments, which are contingent on sales, are not included.
(5)	Under the license agreement with OHSU for STS, we are required to pay specified amounts in the event that we complete certain Adherex-initiated clinical trials. For example, upon the successful completion of a Phase III clinical trial, we may become responsible for a payment to OHSU of up to $0.5 million. In addition, under the license agreement upon the first commercial sale of STS we may become responsible for another payment to OHSU of up to $0.3 million. Royalty payments, which are contingent on sales, are not included.
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

Research and Development

Our research and development efforts have been focused on the development of cancer and currently include ADH-1, eniluracil, STS and various cadherin-based preclinical programs.

We have established relationships with contract research organizations, universities and other institutions, which we utilize to perform many of the day-to-day activities associated with our drug development. Where possible, we have sought to include leading scientific investigators and advisors to enhance our internal capabilities. Research and development issues are reviewed internally and major development issues are presented to the members of our Scientific and Clinical Advisory Board for discussion and review.

Research and development expenses totaled $1.3 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively.

Our product candidates are in various stages of development and still require significant, time-consuming and costly research and development, testing and regulatory approvals. We will require significant additional resources to complete the development of our product candidates. We currently have very limited financial and human resources and if we are unable to secure additional funding, we may have to delay or discontinue the development of some or all of our on-going programs. In developing our product candidates, we are also subject to the risks of failure that are inherent in the development of products based on innovative technologies. Our product candidates might be ineffective or toxic, or may otherwise fail to receive the necessary regulatory clearances. There is a risk that our product candidates will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our product candidates or that others will market a superior or equivalent product. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete the development of these product candidates. In addition, we are unable to reasonably estimate the period when material net cash inflows could commence from the sale, licensing or commercialization of such product candidates, if ever.

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

Except as set out below our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

New accounting pronouncements adopted in the year

In December 2007, the Emerging Issue Task Force, or EITF, issued EITF No. 07-01, “Accounting for Collaborative Arrangement Related to the Development and Commercialization of Intellectual Property”, or EITF 07-01. EITF 07-01 defines the accounting for collaborations between participants. EITF 07-01 requires certain transactions between collaborators to be recorded in the statement of operations on either a gross or net basis within expense when certain characteristics exist in the collaborative agreement. EITF 07-01 did not have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), “Business Combinations,” or SFAS 141(R), requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at the fair value at the acquisition date. SFAS 141(R) establishes principles and requirements for how the acquirer: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141 (R) did not have a material impact on our financial statements.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position, or FSP, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decrease and Indentifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides guidance for estimating fair value in accordance with SFAS 157 “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 provided additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We are evaluating SFAS 157-4, but it is not expected to have a material impact on our financial statements.

In April 2009, the FASB issued SFAS No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” or SFAS 115-2. SFAS 115-2 amends current authoritative guidance to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are evaluating SFAS 115-2, but it is not expected to have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1 “Interim Disclosures About Fair Value Instruments,” or FSP FAS 107-1. FSP FAS 107-1 requires additional disclosure about fair value of financial instruments for interim reporting periods and annual financial statements. FSP FAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. We are evaluating FSP FAS 107-1, but it is not expected to have a material impact on the financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting,” or SFAS No. 162. SFAS No. 162 indentifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. SFAS No. 162 is effective 60 days following the approval by the Securities and Exchange Commission, or SEC, of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are evaluating SFAS 162, but it is not expected to have a material impact on the financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Money Market Investments

We are subject to increased risk associated with our cash and cash equivalents due to the recent bank and financial institution failures in the U.S. We maintain an investment portfolio consisting of U.S. or Canadian obligations and bank securities and money market investments in compliance with our investment policy. We do not hold any mortgaged-backed investments in our investment portfolio. Securities must have a minimum Dun & Bradstreet rating of A for bonds or R1 low for commercial paper. The policy also provides for investment limits on concentrations of securities by issuer and maximum-weighted average time to maturity of twelve months. This policy applies to all of our financial resources.

At March 31, 2009, we had $1.9 million in money market investments which typically have minimal risk. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. As a result, on September 19, 2008 the U.S. Treasury announced a Temporary Guarantee Program which insures money market investments on a temporary basis. Our money market investments are insured by the U.S. Treasury’s Temporary Guarantee Program. The program ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. On March 31, 2009, the U.S. Treasury announced the program was extended until September 18, 2009. We have not experienced any loss or write down of our money market investments for the three month periods ended March 31, 2009 and 2008.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research, and other corporate obligations. At March 31, 2009 we held approximately $0.8 million in Canadian dollars. We monitor our commitments in Euros, British pounds, and Pacific Rim currencies and may utilize derivatives in the future to minimize our foreign currency risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act) as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

An investment in our common stock involves a significant risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot reasonably foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than currently expected. There are a number of important factors that could cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements in this report. These factors include, without limitation, the risk factors listed below and other factors presented throughout this report and any other documents filed by us with the SEC and the Ontario Securities Commission, or the OSC.

Risks Related to Our Business

We will need to raise substantial additional funds in the very near future to continue our operations.

We believe that our current cash and cash equivalents will only be sufficient to satisfy our anticipated capital requirements into August 2009. As a result, the audit opinion contained our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008 included a notation related to the uncertainty of our ability to continue as a going concern. The current conditions in worldwide financial markets make fund-raising for small biotechnology companies like us very difficult. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies however, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner than August 2009. Our projections of our capital requirements into August 2009 and beyond are subject to substantial uncertainty. Our current and future working capital requirements may change depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with funding, up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs; our drug substance requirements to support clinical programs; changes in the focus, direction, or costs of our research and development programs; employee related expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and our commercialization activities, if any. Any such change could mean additional capital may be required earlier than August 2009 or more capital than we had anticipated thereafter may be required. To finance our operations beyond August 2009, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. Given current market conditions, there is a serious risk that we might not be able to raise the necessary capital or such funding may not be available on favorable terms or at all. If we cannot obtain adequate funding in the very near term, we might be required to delay, scale back or eliminate certain research and development studies, consider business combinations or shut down some, or all of our operations.

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

To date, we have been engaged primarily in research and development activities. We have had no revenues through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We experienced net losses of approximately $2.2 million for the three months ended March 31, 2009, $13.6 million for the year ended December 31, 2008, $13.4 million for the fiscal year ended December 31, 2007, and $16.4 million for the fiscal year ended December 31, 2006. At March 31, 2009, we had an accumulated deficit of approximately $100.2 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing. Our ability to attain profitability will depend upon our ability to fund and develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

If we do not maintain current or enter into new collaborations with other companies, we might not successfully develop our product candidates or generate sufficient revenues to expand our business.

We currently rely on scientific and research and development collaboration arrangements with academic institutions and other third party collaborators, our agreement for eniluracil with GSK, a general collaboration agreement with McGill for ADH-1 and other related compounds, and an exclusive worldwide license from OHSU for STS.

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

In order to achieve profitable operations, we, alone or in collaboration with others, must successfully fund, develop, manufacture, introduce and market our product candidates. The time necessary to achieve market success for any individual product is long and uncertain. Our product candidates and research programs are in various stages of clinical development and require significant, time-consuming and costly research, testing and regulatory clearances. In developing our product candidates, we are subject to risks of failure that are inherent in the development of therapeutic products based on innovative technologies. For example, our product candidates might be ineffective, as eniluracil was shown to be in earlier clinical trials conducted by GSK, or may be overly toxic, or otherwise might fail to receive the necessary regulatory clearances. The results of preclinical and initial clinical trials are not necessarily predictive of future results. Our product candidates might not be economical to manufacture or market or might not achieve market acceptance. In addition, third parties might hold proprietary rights that preclude us from marketing our product candidates or others might market equivalent or superior products.

We must conduct human clinical trials to assess our product candidates. If these trials are delayed or are unsuccessful, our development costs will significantly increase and our business prospects may suffer.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate, through preclinical studies with animals and clinical trials with humans, that our product candidates are safe and effective for use in each target indication. To date, we have performed only limited clinical trials, and we have only done so with some of our product candidates. Much of our testing has been conducted on animals or on human cells in the laboratory, and the benefits of treatment seen in animals may not ultimately be obtained in human clinical trials. As a result, we will need to perform significant additional research and development and extensive preclinical and clinical testing prior to any application for commercial use. We may suffer significant setbacks in clinical trials, and the trials may demonstrate our product candidates to be unsafe or ineffective. We may also encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials, which would increase our development costs and harm our financial results and commercial prospects. Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, including a significant delay in the initial activation of our STS Phase III study with COG and patient enrollment in the STS Phase III trials with COG and SIOPEL, and we may experience significant delays in the future. If patients are unwilling to participate in our trials because of competitive clinical trials for similar patient populations, perceived risk or any other reason, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. Other factors that may result in significant delays include obtaining regulatory or ethics review board approvals for proposed trials, reaching agreement on acceptable terms with prospective clinical trial sites, and obtaining sufficient quantities of drug for use in the clinical trials. Such delays could result in the termination of the clinical trials altogether.

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

Our clinical studies might be delayed or halted, or additional studies might be required, for various reasons, including:

•	lack of funding;

•	the drug is not effective;

•	patients experience severe side effects during treatment;

•	appropriate patients do not enroll in the studies at the rate expected;

•	drug supplies are not sufficient to treat the patients in the studies; or

•	we decide to modify the drug during testing.

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

There has been significant deterioration and instability in the financial markets. Even though we believe we take a conservative approach to investing our funds, the volatility of the current financial markets exposes us to increased investment risk, including the risks that the value and liquidity of our money market investments could deteriorate significantly and the issuers of the investments we hold could be subject to credit rating downgrades. This might result in significant losses in our money market investments that could adversely impact our financial condition, which could be an immediate problem given our extremely limited financial resources. On September 19, 2008, the U.S. Treasury announced a Temporary Guarantee Program which insures money market investments on a temporary basis, including our money market funds. The program ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. On March 31, 2009, the U.S. Treasury announced the program was extended until September 18, 2009. While we have not experienced any loss or write down of our money market investments in the past, we cannot guarantee that such losses will not occur in future periods.

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

In December 2008, we received notice from the NYSE Alternext US, LLC (formerly the American Stock Exchange), or AMEX, that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we had incurred losses from continued operations and net losses in the five most recent fiscal years. On January 20, 2009, we voluntarily filed to delist our common stock from the AMEX and effective January 30, 2009, our common stock no longer traded on the AMEX. As a result, any trading of our common stock in the U.S. will need to be conducted in the over-the-counter market, or on the pink sheets. In addition, our common stock is also subject to the SEC’s penny stock rules, which impose additional requirements on broker-dealers who effect trades. As a result, shareholders might have difficulty selling our common stock, particularly in the U.S.

We may be unable to maintain the listing of our common stock on the Toronto Stock Exchange and that would make it more difficult for stockholders to dispose of their common stock.

Our common stock is currently listed on the Toronto Stock Exchange, or TSX. The TSX has rules for continued listing, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise additional capital to continue operations. In January 2009, our common stock was delisted from the AMEX as the Company did not meet the continued listing requirements of that exchange.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From November 12, 2004 to May 13, 2009, the trading price of our stock fluctuated from a high closing price of CAD$2.09 per share to a low closing price of CAD$0.02 per share on the TSX. From November 12, 2004 until our delisting on January 30, 2009, the trading price of our stock fluctuated from a high closing price of $1.71 per share to a low closing price of $0.01 per share on the NYSE Alternext US, LLC (formerly, the American Stock Exchange). Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

At March 31, 2009, our current 5% stockholders beneficially own approximately 60% of our common shares. In particular, Southpoint Capital Advisors LP owns or exercises control over 41.5 million common shares, representing approximately 32% of the issued and outstanding common shares and 42% beneficially owned (assuming full exercise of the 20.8 million warrants issued to Southpoint Capital but no other outstanding warrants or options). In addition, Mr. Robert Butts, Co-Founder and Portfolio Manager of Southpoint Capital Advisors LP, serves as a member of our Board of Directors. Southpoint Capital, our other 5% stockholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These stockholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common shares or deprive our other stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company.

There are a large number of our common shares underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common shares.

Sale or issuance of a substantial number of our common shares in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. At March 31, 2009, we had outstanding warrants to purchase approximately 41.1 million of our common shares and had a weighted average exercise price of $0.44. In addition, at March 31, 2009, there were approximately 18.4 million common shares issuable upon the exercise of stock options granted by us of which approximately 2.8 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$2.17 per common share and approximately 15.6 million were denominated in U.S. dollars and had a weighted average exercise price of $0.54 per common share. We may also issue further warrants as part of any future financings as well as the additional 2.3 million options to acquire our common shares currently remaining available for issuance under our stock option plan.

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

Adherex Technologies Inc.

Date: May 14, 2009	By:	/s/ William P. Peters
William P. Peters
Chairman & Chief Executive Officer
(principal executive officer)

Date: May 14, 2009	By:	/s/ James A. Klein, Jr.
James A. Klein, Jr.
Chief Financial Officer
(principal financial and chief accounting officer)