Form 10-Q
period 2009-06-30
ADHEREX TECHNOLOGIES INC
filed 2009-10-29
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

Mark One
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 001-32295

———————

ADHEREX TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Its Charter)

———————

Canada	20-0442384
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

4620 Creekstone Drive, Suite 200

Research Triangle Park

Durham, North Carolina 27703

(Address of Principal Executive Offices) (Zip Code)

(919) 484-8484

Registrant's Telephone Number, Including Area Code

———————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☑	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of August 13, 2009, there were 128,226,787 shares of Adherex Technologies Inc. common stock outstanding

ADHEREX TECHNOLOGIES INC.

TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

3

Unaudited Condensed Consolidated Balance Sheets – June 30, 2009
and December 31, 2008

3

Unaudited Condensed Consolidated Statements of Operations – Three and Six Months Ended
June 30, 2009 and 2008

4

Unaudited Condensed Consolidated Statements of Cash Flows - Three and Six Months Ended
June 30, 2009 and 2008

5

Unaudited Condensed Consolidated Statements of Stockholders’ Equity – For the Period Ended
September 3, 1996 to June 30, 2009

6

Notes to Unaudited Condensed Consolidated Financial Statements

9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

24

Item 4.       Controls and Procedures

24

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

25

Item 6.      Exhibits

37

Signatures

38

PART 1: FINANCIAL INFORMATION

Item 1.

Financial Statements

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2009	December 31, 2008

Assets

Current assets:
Cash and cash equivalents	$1,540	$5,349
Cash pledged as collateral	53	52
Investment tax credits recoverable	—	133
Other current assets	49	105
Assets held for sale	57	—
Total current assets	1,699	5,639

Property and equipment	—	136
Leasehold inducements	—	285
Total assets	$1,699	$6,060

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$151	$547
Accrued liabilities	594	1,883
Total current liabilities	745	2,430

Other long-term liabilities	7	7
Deferred lease inducement	545	570
Total liabilities	1,297	3,007

Commitments and contingencies

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 128,227 shares issued and outstanding	64,929	64,929
Additional paid-in capital	35,393	34,860
Deficit accumulated during development stage	(101,163)	(97,979)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	402	3,053
Total liabilities and stockholders’ equity	$1,699	$6,060

(The accompanying notes are an integral part of these interim consolidated financial statements)

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

					Cumulative From September 3, 1996 to June 30, 2009

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$—	$—	—	$—	$—

Operating expenses:
Research and development	650	2,572	1,929	5,947	64,706
Acquired in-process research and development	—	—	—	—	13,094
General and administrative	311	939	984	2,000	24,480
Total operating expenses	961	3,511	2,913	7,947	102,280

Loss from operations	(961)	(3,511)	(2,913)	(7,947)	(102,280)

Other income (expense):
Settlement of Cadherin Biomedical Inc. litigation	—	—	—	—	(1,283)
Interest expense	—	—	—	—	(19)
Loss on impairment of assets held for sale and leasehold inducements	11	—	(329)	—	(329)
Other income	11	—	11	—	109
Interest income	1	69	47	201	2,797
Total other income (expense), net	23	69	(271)	201	1,275

Net loss and total comprehensive loss	$(938)	$(3,442)	$(3,184)	$(7,746)	$(101,005)

Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted-average common shares used in computing basic and diluted net loss per common share	128,227	128,227	128,227	128,227

(The accompanying notes are an integral part of these interim consolidated financial statements)

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

					Cumulative From September 3, 1996 to June 30, 2009

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Cash flows from (used in): Operating activities:
Net loss	$(938)	$(3,442)	(3,184)	$(7,746)	$(101,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	53	—	130	1,404
Non-cash Cadherin Biomedical Inc. litigation	—	—		—	1,187
Unrealized foreign exchange loss	—	—		—	9
Amortization of leasehold improvements	—	(2)	(24)	(4)	102
Loss on impairment of assets held for sale and Leasehold inducements	(11)		329		329
Non-cash severance	—	—	—	—	168
Stock-based compensation - consultants	5	19	10	38	722
Stock-based compensation - employees	227	422	523	1,736	7,694
Acquired in-process research and development	—	—	—	—	13,094
Changes in operating assets and liabilities	(814)	30	(1,487)	77	262
Net cash used in operating activities	(1,531)	(2,920)	(3,833)	(5,769)	(76,034)

Investing activities:
Purchase of capital assets	—	—	—	(15)	(1,440)
Disposal of capital assets	—	—	—	—	115
Release of restricted cash	—	—	—	—	190
Restricted cash	—	—	—	—	(209)
Purchase of short-term investments	—	—	—	—	(22,148)
Redemption of short-term investments	—	—	—	—	22,791
Investment in Cadherin Biomedical Inc.	—	—	—	—	(166)
Acquired intellectual property rights	—	—	—	—	(640)
Net cash used in investing activities	—	—	—	(15)	(1,507)

Financing activities:
Conversion of long-term debt to equity	—	—	—	—	68
Long-term debt repayment	—	—	—	—	(65)
Capital lease repayments	—	—	—	—	(8)
Issuance of common stock, net of issue costs	—	—	—	—	76,687
Registration expense	—	—	—	—	(465)
Proceeds from convertible note	—	—	—	—	3,017
Other liability repayments	—	—	—	—	(87)
Financing expenses	—	—	—	—	(544)
Proceeds from sale of assets held for sale	24	—	24		24
Security deposits received	—	—	—	—	35
Proceeds from exercise of stock options	—	—	—	—	51
Net cash provided in financing activities	24	—	24	—	78,713

Effect of exchange rate on cash and cash equivalents	—	—	—	—	368
Increase (decrease) in cash and cash equivalents	(1,507)	(2,920)	(3,809)	(5,784)	1,540
Cash and cash equivalents - Beginning of period	3,047	13,298	5,349	16,162	—
Cash and cash equivalents - End of period	$1,540	$10,378	$1,540	$10,378	$1,540

(The accompanying notes are an integral part of these interim consolidated financial statements)

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Shareholders’ Equity

	Common stock
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

(The accompanying notes are an integral part of these interim consolidated financial statements)

(continued on next page)

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (CONTINUED)

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Non-redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Shareholders’ Equity

	Common Stock
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

(The accompanying notes are an integral part of these interim consolidated financial statements)

(continued on next page)

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (CONTINUED)

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Non- redeemable Preferred Stock of Subsidiary	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Shareholders’ Equity

	Common Stock
	Number	Amount
Balance at December 31, 2004	36,535	34,362	—	21,760	1,243	(40,711)	16,654
Financing costs	—	(141)	—	—	—	—	(141)
Exercise of stock options	15	25	—	—	—	—	25
Stock options issued to consultants	—	—	—	276	—	—	276
July private placement	6,079	7,060	—	1,074	—	—	8,134
Net loss	—	—	—	—	—	(13,871)	(13,871)
Balance at December 31, 2005	42,629	41,306	—	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	—	—	—	100	—	—	100
Stock options issued to employees	—	—	—	491	—	—	491
May private placement	7,753	5,218	—	822	—	—	6,040
Net loss	—	—	—	—	—	(16,440)	(16,440)
Balance at December 31, 2006	50,382	46,524	—	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	—	—	—	59	—	—	59
Stock options issued to employees	—	—	—	2,263	—	—	2,263
February financing	75,759	17,842	—	5,379	—	—	23,221
Exercise of warrants	2,086	563	—	131	—	—	694
Net loss	—	—	—	—	—	(13,357)	(13,357)
Balance at December 31, 2007	128,227	64,929	—	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	—	—	—	88	—	—	88
Stock options issued to employees	—	—	—	2,417	—	—	2,417
Net loss	—	—	—	—	—	(13,600)	(13,600)
Balance at December 31, 2008	128,227	64,929	—	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	—	—	—	5	—	—	5
Stock options issued to employees	—	—	—	296	—	—	296
Net loss for quarter	—	—	—	—	—	(2,246)	(2,246)
Balance at March 31, 2009	128,227	64,929	—	35,161	1,243	(100,225)	1,108
Stock options issued to consultants	—	—	—	5	—	—	5
Stock options issued to employees	—	—	—	227	—	—	227
Net loss for quarter	—	—	—	—	—	(938)	(938)
Balance at June 30, 2009	128,227	$64,929	$—	$35,393	$1,243	$(101,163)	$402

(The accompanying notes are an integral part of these interim consolidated financial statements)

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.

GOING CONCERN

Adherex Technologies Inc. (“Adherex”), together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a development stage biopharmaceutical company focused on cancer therapeutics.

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that Adherex Technologies Inc. will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is a development stage company and during the six months ended June 30, 2009, incurred a net loss of $3,184. At June 30, 2009, it had an accumulated deficit of $101,163 and had experienced negative cash flows from operations since inception in the amount of $76,034. At June 30, 2009, the Company had cash and cash equivalents of $1,540, which based on management’s current plans, will only fund operations into December 2009. The Company continues to pursue various strategic alternatives, including, collaborations with other pharmaceutical and biotechnology companies, however if a strategic transaction is not completed or the Company does not otherwise obtain additional financial resources in the very near term, we might cease operations sooner than December 2009. The Company has also not been successful in obtaining additional financing since February 2007. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate.

The Company’s ability to continue as a going concern is dependent on the raising of additional financial resources in the very near term. If the Company is unable to obtain adequate financial resources, it could be forced to cease operations. The Company’s management is considering all financial alternatives and seeking to raise additional funds for operations from current stockholders, other potential investors, corporate partners or other sources. This disclosure is not an offer to sell, nor a solicitation of an offer to buy the Company’s securities. While the Company is striving to achieve these plans, there is no assurance that such funding will be obtainable on favorable terms or at all.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. The Company’s independent auditor has not performed a review of these financial statements. These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Except as set out below, the Company's accounting policies are consistent with those presented in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. These unaudited interim consolidated financial statements have been prepared in U.S. dollars.

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim condensed consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at June 30, 2009, and to state fairly the results for the periods presented.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2009, the Company had $558 in money market investments, which typically have minimal risk, $581 in guaranteed investment certificates and $401 in cash. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. As a result, on September 19, 2008, the U.S. Treasury announced a Temporary Guarantee Program, which insures money market investments on a temporary basis. The Company’s money market investments are insured by the U.S. Treasury’s Temporary Guarantee Program. This program ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. On March 31, 2009, the U.S. Treasury announced the program was extended until September 18, 2009. The Company has not experienced any loss or write down of its money market investments for the six-month period ended June 30, 2009 and 2008.

New accounting pronouncements adopted in the year

In May 2009, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. SFAS 165 identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also provides guidance on the relevant disclosures that an entity should make about events or transactions that have occurred after the balance sheet date. SFAS 165 is effective on a prospective basis for interim and annual financial statements ending after June 15, 2009. As the guidance in SFAS 165 is largely consistent with the guidance previously addressed in auditing literature, the adoption of this standard did not have a material impact on the financial statements.

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

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decrease and Indentifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for estimating fair value in accordance with SFAS 157 “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 provided additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. The adoption of FSP FAS 157-4 did not have a material impact on the financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2”). SFAS 115-2 amends current authoritative guidance to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 115-2 did not have a material impact on the financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1 “Interim Disclosures About Fair Value Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires additional disclosure about fair value of financial instruments for interim reporting periods and annual financial statements. The adoption of FSP FAS 107-1 did not have a material impact on the financial statements.

3.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 explicitly recognizes rules and interpretative release of the SEC under federal securities laws as authoritative U.S. GAAP. SFAS 168 if effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company is required to adopt SFAS 168 on October 1, 2009. As the issuance of SFAS 168 and the Codification does not change U.S. GAAP, the adoption of this standard is not expected to have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(R), “Variable Interest Entities”, for determining whether an entity is a variable interest entity and requires an enterprise to perform an analysis to determine whether the enterprises’ variable interest or interest give it a controlling financial interest in a variable interest entity. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Accordingly, the Company is required to adopt SFAS 167 beginning January 1, 2010. The Company is evaluating SFAS 167 and the adoption of this standard is not expected to have any material impact on the Company’s consolidated financial statements.

4.

INVESTMENT TAX RECEIVABLE

The Company has written off $133 of investment tax receivables during the first quarter ended March 31, 2009. After being notified by Canadian tax authorities that the Company’s claims relating to this tax receivable were being denied, the Company estimates that these amounts are no longer recoverable.

The $133 was charged to research and development expense during the three month ended March 31, 2009 as the claims relate to certain research and development work being conducted in Canada.

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.

ASSETS HELD FOR SALE

In connection with the 75% reduction in the Company’s employee headcount and limited financial resources, the Company had decided to list idle laboratory equipment, office furniture and other office equipment for sale as they are no longer required by the business. The Company determined this property met the criteria for “held for sale accounting” under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) and have presented the assets separately on the face of the Unaudited Interim Consolidated Balance Sheet at June 30, 2009.

Under SFAS 144 an asset classified as held for sale shall be measured at the lower of its carrying value amount or the fair value less any cost to sell with any loss. Management judgment is required to assess the criteria required to meet the held for sale accounting requirements and the estimated fair value of the assets. At June 30, 2009, the Company determined the carrying values of the assets exceeded their fair value less cost to sell. Accordingly, the Company recorded a $44 loss on impairment of assets for the six months ended June 30, 2009. During the second quarter ended June 30, 2009, the Company received $24 from the sale of a portion of these assets. The Company expects the sale of these assets to be completed within a one year time period.

Management has also performed an impairment analysis under SFAS 144 and has determined that the leasehold inducements, consisting primarily of equipment and leasehold improvements, were impaired at June 30, 2009. At June 30, 2009, the Company determined the fair value of these leasehold inducements to be nil. Accordingly, the Company recorded a $285 loss on impairment in the Unaudited Interim Consolidated Statement of Operations for the three and six months ended June 30, 2009.

6.

STOCKHOLDERS' EQUITY

Warrants to purchase common stock

At June 30, 2009, the Company had the following warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average exercise price of $0.44 and a weighted average remaining life of 0.7 years:

Warrant Description	Number Outstanding at June 30, 2009	Exercise Price In U.S. Dollars	Expiration Date
Investor warrants	38,794	$0.40	February 21, 2010
Investor warrants	2,326	$0.97	May 7, 2010
	41,120

Stock option plan

The Compensation Committee of the Board of Directors administers the Company's stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan.

A maximum of 20,000 options (not including 700 options previously issued to the former Chief Executive Officer and specifically approved by the stockholders outside the plan) are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. The stock option plan, as amended, allows the issuance of U.S. and Canadian dollar denominated grants.

During the three-month period ended June 30, 2009 and 2008, the Company recognized total stock-based compensation expense of $232 and $441, respectively. During the six-month period ended June 30, 2009 and 2008, the Company recognized total stock-based compensation expense of $533 and $1,774, respectively.

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Valuation assumptions

There were no options granted in the six-month period ended June 30, 2009 and the options granted in the six-month period ended June 30, 2008 were estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions: expected dividend 0%, risk-free interest rate of 3.15%, expected volatility 85% and a 7 year expected life.

Stock option activity

The following is a summary of option activity for the six-month period ended June 30, 2009 for stock options denominated in Canadian dollars:

	Number of Options	Weighted-average Exercise Price
Outstanding at December 31, 2008	2,773	CAD$ 2.19
Granted	—	—
Exercised	—	—
Forfeited/cancelled/expired	(51)	CAD$ 2.19
Outstanding at June 30, 2009	2,722	CAD$ 2.18

The following is a summary of option activity for the six-month period ended June 30, 2009 for stock options denominated in U.S. dollars:

	Number of Options	Weighted-average Exercise Price
Outstanding at December 31, 2008	15,633	$ 0.54
Granted	—	—
Exercised	—	—
Forfeited/cancelled/expired	(306)	0.37
Outstanding at June 30, 2009	15,327	$ 0.46

7.

SUBSEQUENT EVENTS

Board and Management Changes

On July 7, 2009, the Company entered into a separation agreement with Dr. William P. Peters its then Chief Executive Officer. As part of the termination agreement the Company paid Dr. Peters one month severance. In addition, on July 7, 2009, Dr. Donald W. Kufe, Mr. Michael G. Martin, Dr. Fred H. Mermelstein, Dr. Robin J. Norris, Dr. Peter Morand and Dr. William P. Peters, resigned as directors of the Company. In addition, on July 10, 2009, the Company terminated the employment of Mr. D. Scott Murray and does not expect to pay any material severance amount to Mr. Murray.

On July 7, 2009, the Board appointed Mr. Robert Butts to serve as Chairman of the Board, Mr. Rosty Raykov to serve as a director and Chief Executive Officer of the Company, Mr. Robert Andrade to serve as a director and Vice President of the Company, and Dr. Thomas Spector (“Dr. Spector”) to serve as Chief Scientific Officer of the Company. The Company has not entered into any employment contracts with Mr. Raykov, Mr. Andrade or Dr. Spector.

Mr. Butts is a Co-Founder and Portfolio Manager of Southpoint Capital Advisory LP, which owns 41,500 common shares of the Company, representing approximately 32% of the issued and outstanding common shares, and beneficially owns approximately 42% (assuming full exercise of 20,800 warrants issued to Southpoint Capital).

ADHEREX TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(U.S. DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On September 4, 2009, Jim Klein, the Company’s Chief Financial Officer, resigned from the Company. The Company appointed Robert Andrade as its new Chief Financial Officer subsequent to Jim Klein’s resignation.

Change in Auditors

On September 23, 2009, the Company announced the appointment of Deloitte & Touche LLP as the Company’s new auditor replacing PricewaterhouseCoopers LLP (“PWC”). The resignation of PWC was not related to any disagreements with Company management over the Company’s audited financial statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with generally accounting principles, or GAAP in the United States (“U.S.”) and have been prepared by and are the responsibility of the Company’s management. The Company’s independent auditor has not performed a review of these financial statements. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

We operate in a highly competitive environment that involves significant risks and uncertainties, some of which are beyond our control. Our actual results, performance or achievements may be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “expect,” “might”, “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements with respect to (1) our anticipated sources and uses of cash and cash equivalents; (2) our anticipated commencement dates, completion dates and results of clinical trials; (3) our efforts to pursue collaborations with the government, industry groups or other companies; (4) our anticipated progress and costs of our clinical and preclinical research and development programs; (5) our corporate and development strategies; (6) our expected results of operations; (7) our anticipated levels of expenditures; (8) our ability to protect our intellectual property; (9) the anticipated applications and efficacy of our drug candidates; (10) our ability to attract and retain key employees; and (11) the nature and scope of potential markets for our drug candidates. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. We include forward-looking statements because we believe it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including our need to raise money in the very near term and others as discussed in this report. Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements.

Overview

On July 7, 2009, we announced that we intended to focus our remaining financial resources on the development of oral eniluracil. We have terminated our eniluracil study using our topical formulation and will focus our resources on the development of a redesigned study combining oral eniluracil and 5-fluorouracil, or 5-FU, targeting anti-cancer indications.  After a careful evaluation of the data from the prior GlaxoSmithKline, or GSK, studies, data from our studies and other studies using eniluracil, we believe we can design and implement a Phase II study with eniluracil within the next six to nine months assuming we have adequate financial resources to conduct such a study. We are currently conducting an evaluation of ADH-1 and STS.  Until that evaluation is complete, we will continue our Phase III studies with STS for both the International Childhood Liver Tumour Strategy Group, known as SIOPEL, and the Children's Oncology Group, or COG.

In addition, on July 7, 2009, we also entered into a separation agreement with Dr. William P. Peters, our then Chief Executive Officer. As part of the termination agreement we paid Dr. Peters one month severance. In addition, on July 7, 2009, Dr. Donald W. Kufe, Mr. Michael G. Martin, Dr, Fred H. Mermelstein, Dr. Robin J. Norris, Dr. Peter Morand and Dr. William P. Peters resigned as directors of the Company. In addition, on July 10, 2009, we terminated the employment of Mr. D. Scott Murray, or Mr. Murray, and do not expect to pay any material severance amount to Mr. Murray.

On July 7, 2009, the Board of Directors appointed Mr. Robert Butts to serve as Chairman of the Board, Mr. Rosty Raykov to serve as a director and Chief Executive Officer of the Company, Mr. Robert Andrade to serve as a director and Vice President of the Company, and Dr. Thomas Spector to serve as Chief Scientific Officer of the Company. Dr. Spector is the principal inventor of eniluracil and its combination with 5-FU.  Dr. Spector will be responsible for the clinical development of eniluracil.

Mr. Butts is a Co-Founder and Portfolio Manager of Southpoint Capital Advisory LP, which owns 41.5 million common shares of the Company, representing approximately 32% of the issued and outstanding common shares, and beneficially owns approximately 42% (assuming full exercise of 20.8 million warrants issued to Southpoint Capital).

On September 4, 2009, Jim Klein, the Company’s Chief Financial Officer, resigned from the Company. The Company appointed Robert Andrade as its new Chief Financial Officer subsequent to Jim Klein’s resignation.

As a result of our limited financial resources and the decline in the availability of further capital, we plan to focus our activities on the development of eniluracil. Accordingly, we have postponed or terminated many of our previously planned or ongoing clinical development programs as outlined below. We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements into December 2009. The members of the Board of Directors have also agreed to continue to serve without further compensation. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. However, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner than December 2009. As a result, the audit opinion contained in our Annual Report filed on Form 10-K included a notation related to the uncertainty of our ability to continue as a going concern. Our projections of our capital requirements are subject to substantial uncertainty. Additional capital may be required earlier than December 2009 or more capital than we had anticipated thereafter may be required. To finance our operations beyond December 2009, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. If we cannot obtain adequate funding in the very near term, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

We are a biopharmaceutical company focused on cancer therapeutics with three products in our portfolio, namely eniluracil, ADH-1 and sodium thiosulfate (STS).

Eniluracil, an oral dihydropyrimidine dehydrogenase, or DPD, inactivating inhibitor is being developed to improve the tolerability and effectiveness of 5-FU, one of the most widely used oncology drugs in the world. We believe when eniluracil is properly dosed, it might provide patients with an effective anti-cancer treatment that will have a better safety profile than current 5-FU treatments such as capecitabine, or Xeloda®. Xeloda frequently causes hand-foot syndrome, an adverse event that can severely affect a patient’s hand and/or feet. As a result of hand-foot syndrome, many patients must reduce, interrupt, or discontinue the dose of Xeloda. Accordingly, the effectiveness of their anti-cancer treatment may be compromised. Because eniluracil minimizes the occurrence of hand-foot syndrome patients might be able to receive a more effective dose of 5-FU in the eniluracil regimen.

We are evaluating a study design for a Phase II study in which we will dose patients with eniluracil, 5-FU and leucovorin. Our prior eniluracil studies, have shown that the dose of eniluracil was too low and consequently provided inadequate inactivation of DPD. We plan to increase the dose of eniluracil and also include leucovorin in our planned clinical trial. Luecovorin potentiates the anticancer activity of 5-FU and is well tolerated in patients treated with both eniluracil and 5FU. Luecovorin is uniquely appropriate to eniluracil regimens because it greatly reduces the variability of 5-FU dosing. We are evaluating cancer disease targets for our planned Phase II trial and are currently considering colorectal and breast cancer, where Xeloda is indicated. The combination of eniluracil and 5-FU has been shown to be active and well tolerated against these diseases. However, the previous studies used eniluracil in a ten to one ratio to 5-FU. Because such high ratios of eniluracil to 5-FU were found to decrease the antitumor activity in laboratory animals, our planned study will use a strategy that adequately inactivates DPD and does not have high levels of eniluracil present when 5-FU is administered.  We expect to design and commence these studies within the next six to nine months assuming we have adequate financial resources to conduct such a study. We will also solicit the assistance of certain key opinion leaders for the design of these studies.

ADH-1 is a small peptide molecule that that selectively targets N-cadherin, a protein present on certain tumor cells and the blood vessels of solid tumors. We have completed enrollment of patients in the Phase I/II study combining ADH-1with regionally-infused melphalan for the treatment of melanoma. Some patients in this study continue to be followed in this study and we have no plans to commence any further studies with ADH-1 until we are able to secure adequate financial resources. We are evaluating ADH-1 and other related small molecules and once the review is complete, we will announce future plans, if any, with ADH-1. During this review, we will also consider exploring strategic transactions with ADH-1.

We continue to enroll patients in our Phase III trials of STS with the SIOPEL and the COG. We are also evaluating STS and will explore all options, including any strategic transactions.

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

In addition to our current development efforts, we continue to pursue collaborations with other pharmaceutical and biotechnology companies, governmental agencies, academic or other corporate collaborators with respect to these molecules. Some of these preclinical molecules are currently being tested under agreements with third parties that may help to advance these products into future clinical development, either by us or under investigator-initiated studies.

The trading of our common stock in the U.S. must now be conducted in the over-the-counter markets, on the pink sheets. Our common stock continues to trade on the Toronto Stock Exchange, or TSX. The TSX also has continued listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations.

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We experienced net losses of approximately $3.2 million for the six months ended June 30, 2009, $13.6 million for the year ended December 31, 2008, $13.4 million for the fiscal year ended December 31, 2007, and $16.4 million for the fiscal year ended December 31, 2006. As of June 30, 2009, our deficit accumulated during development stage was approximately $101.2 million.

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

Results of Operations

Three months ended June 30, 2009 versus three months ended June 30, 2008:

In thousands of U.S. Dollars	Three Months Ended June 30, 2009%		Three Months Ended June 30, 2008%		Change

Revenue	$—		$—		$—
Operating expenses:
Research and development	650	68%	2,572	73%	(1,922)
General and administration	311	32%	939	27%	(628)
Total operating expenses	961	100%	3,511	100%	(2,550)

Loss from operations	(961)		(3,511)		2,550

Loss on impairment of assets held for sale and leasehold inducements	11		—		11
Other income	11				11
Interest income	1		69		(68)
Net loss and total comprehensive loss	$(938)		$(3,442)		$(2,504)

•

Total operating expense decreased significantly in the three months ended June 30, 2009, as compared to the same period in 2008 primarily due to a significant decrease in our overall clinical development studies and reduction in our employee headcount effective April 2009. Operating expense includes non-cash stock compensation expense of $0.2 million in the three months ended June 30, 2009 and $0.4 million for the same period in 2008. We are currently reviewing all expenditures and contracts in an effort to continue to reduce our overall cost structure and expect our operating expense to decrease in future monthts until we commence our planned studies with eniluracil and we obtain adequate funding.

•

The decrease in interest income in the three months ended June 30, 2009, as compared to the same period in 2008, is due to less cash on hand due to funding our operations during the three months ended June 30, 2009, as compared to the same period in 2008.

Six months ended June 30, 2009 versus six months ended June 30, 2008:

In thousands of U.S. Dollars	Six Months Ended June 30, 2009%		Six Months Ended June 30, 2008%		Change

Revenue	$—		$—		$—
Operating expenses:
Research and development	1,929	66%	5,947	75%	(4,018)
General and administration	984	34%	2,000	25%	(1,016)
Total operating expenses	2,913	100%	7,947	100%	(5,034)

Loss from operations	(2,913)		(7,947)		5,034

Loss on impairment of assets held for sale and leasehold inducements	(329)		—		(329)
Other income	11				11
Interest income	47		201		(154)
Net loss and total comprehensive loss	$(3,184)		$(7,746)		$(4,562)

•

Total operating expense decreased significantly in the six months ended June 30, 2009, as compared to the same period in 2008 primarily due to a significant decrease in our overall clinical development studies and reduction in our employee headcount effective April 2009. Operating expense includes non-cash stock compensation expense of $0.5 million in the six months ended June 30, 2009 and $1.8 million for the same period in 2008.

•

We recorded a loss on impairment of assets related to the write-down of certain assets value held for sale and leasehold improvements for the six months ended June 30, 2009. No such impairment was recorded in 2008.

•

The decrease in interest income in the six months ended June 30, 2009, as compared to the same period in 2008, is due to less cash on hand due to funding our operations during the six months ended June 30, 2009, as compared to the same period in 2008.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through June 30, 2009, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
September 30, 2007	$(3,202)	$(0.02)
December 31, 2007	$(3,008)	$(0.02)
March 31, 2008	$(4,304)	$(0.03)
June 30, 2008	$(3,442)	$(0.03)
September 30, 2008	$(3,244)	$(0.03)
December 31, 2008	$(2,610)	$(0.02)
March 31, 2009	$(2,246)	$(0.02)
June 30, 2009	$(938)	$(0.01)

Liquidity and Capital Resources

In thousands of U.S. dollars	June 30, 2009	December 31, 2008
Selected Asset and Liability Data:
Cash and cash equivalents	$1,540	$5,349
Working capital	954	3,209

Selected Stockholders’ Equity Data:
Common stock	$64,929	$64,929
Deficit accumulated during the development stage	(101,163)	(97,979)
Total stockholders’ equity	402	3,053

We have financed our operations since inception on September 3, 1996 through the sale of equity and debt securities and have raised gross proceeds totaling approximately $86.0 million through June 30, 2009. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $101.2 million at June 30, 2009. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

The net cash flow used in operating activities for the six months ended June 30, 2009 was approximately $3.8 million, as compared to $5.8 million during the same period in 2008. This decrease is due to a decrease in our overall clinical activities and our reduction of headcount during the six months ended June 30, 2009, as compared to the same period in 2008. We are currently evaluating all expenditures and contracts and expect to continue to reduce our overall cost structure over the next several months.

At June 30, 2009, our working capital decreased by approximately $2.3 million from December 31, 2008 primarily due to funding research and development activities and general corporate operations.

We believe that our current cash and cash equivalents of $1.5 million will be sufficient to satisfy our anticipated capital requirements into December 2009, in part because of our 75% headcount reduction that was effective April 30, 2009. In July 2009, we terminated the employment of our Chief Executive Officer for one month severance and we terminated another executive officer thereby reducing our operating expense. We also terminated our topical eniluracil program thereby reducing our operating expense. We continue to pursue various strategic alternatives, including, collaborations with other pharmaceutical and biotechnology companies and we believe that our current cash and cash equivalents will be sufficient to satisfy our currently anticipated capital requirements into December 2009. However, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner than December 2009.  Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs, our drug substance requirements to support clinical programs; change in the focus, direction, or costs of our research and development programs; headcount expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

To finance our operations beyond December 2009, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. The recent turmoil in the worldwide financial markets has led to an overall tightening in the credit markets and a significant decline in the availability of capital, especially for small biotechnology companies which are generally viewed as higher risk investments. Given the current economic conditions, there is serious risk that we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. We can therefore make no assurance that we will be able to raise the necessary capital to continue our operations.

Outstanding Share Information

The outstanding share data for our company as of June 30, 2009 (in thousands):

June 30, 2009
Common shares	128,227
Warrants	41,120
Stock options	18,049
Total	187,396

Financial Instruments

At June 30, 2009, we held cash and cash equivalents of $1.5 million, which consisted primarily of highly liquid money market funds, guaranteed investment certificates and cash.

We invest cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2009, we had $0.6 million in money market investments, which typically have minimal risk, $0.6 million in guaranteed investments and $0.3 million in cash. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. As a result, on September 19, 2008 the U.S. Treasury announced a Temporary Guarantee Program which insures money market investments on a temporary basis. Our money market investments are insured by the U.S. Treasury’s Temporary Guarantee Program. The program ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. On March 31, 2009, the U.S. Treasury announced the program was extended until September 18, 2009. We have not experienced any loss or write down of our money market investments for the six-month period ended June 30, 2009 and 2008.

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

We classify investments with original maturities at the date of purchase greater than three months which mature at or less than twelve months as current. We carry investments at their fair value with unrealized gains and losses included in other comprehensive income (loss); however we have not held any instruments that were classified as short term investments during the periods presented.

Off-Balance Sheet Arrangements

Since our inception, we have not had any material off-balance sheet arrangements. In addition, we do not engage in trading activities involving non-exchange trade contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such activities.

Contractual Obligations and Commitments

Since our inception, inflation has not had a material impact on our operations. We had no material commitments for capital expenses as of June 30, 2009.

The following table represents our contractual obligations and commitments at June 30, 2009 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Englert Lease (1)	$104	$80	$—	$—	$184
Maplewood Lease (2)	372	1,046	—	—	1,418
Clinical trial and drug related commitments (3)	50	25	—	—	75
McGill License (4)	805	935	—	—	1,740
OHSU License (5)	—	—	—	—	—
GSK License (6)	—	—	—	—	—
Netherlands Cancer Institute - Antoni van Leeuwenhoek Hospital License (7)	—	—	—	—	—
Total	$1,331	$2,086	$—	$—	$3,417

———————

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

(4)

Amounts shown in the table represent the maximum amounts for additional mutually agreed upon research support. Under our agreement, payments may be deferred in certain circumstances. Due to our limited financial resources it is unlikely that we will be able to support further research under this agreement in the amounts and timeframes presented in the table above. Royalty payments, which are contingent on sales, are not included. If we are unable to pay McMill amounts due under this agreement, McGill could terminate our license agreement for ADH-1.

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

(7)

In May 2008, we completed a license agreement with the Netherlands Cancer Institute - Antoni van Leeuwenhoek Hospital for an option to the exclusive use of data from a completed Phase III trial with STS to prevent hearing loss in adults with head and neck cancer. We have elected not to pursue this agreement and will not pay any future amounts under this agreement.

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

Research and development expenses totaled $1.9 million and $5.9 million for the six months ended June 30, 2009 and 2008, respectively.

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

New accounting pronouncements adopted in the year

In May 2009, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. SFAS 165 identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in our financial statements. SFAS 165 also provides guidance on the relevant disclosures that an entity should make about events or transactions that have occurred after the balance sheet date. SFAS 165 is effective on a prospective basis for interim and annual financial statements ending after June 15, 2009. As the guidance in SFAS 165 is largely consistent with the guidance previously addressed in auditing literature, the adoption of this standard did not have a material impact on our financial statements.

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

In April 2009, the FASB issued FASB Staff Position, or FSP, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decrease and Indentifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides guidance for estimating fair value in accordance with SFAS 157 “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 provided additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

In April 2009, the FASB issued SFAS No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” or SFAS 115-2. SFAS 115-2 amends current authoritative guidance to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. The adoption of SFAS 115-2 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1 “Interim Disclosures About Fair Value Instruments,” or FSP FAS 107-1. FSP FAS 107-1 requires additional disclosure about fair value of financial instruments for interim reporting periods and annual financial statements. The adoption of FSP FAS 107-1 did not have a material impact on the financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 explicitly recognizes rules and interpretative release of the SEC under federal securities laws as authoritative U.S. GAAP. SFAS 168 if effective for interim and annual periods ending after September 15, 2009. Accordingly, we are required to adopt SFAS 168 on October 1, 2009. As the issuance of SFAS 168 and the Codification does not change U.S. GAAP, the adoption of this standard is not expected to have any impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(R), “Variable Interest Entities”, for determining whether an entity is a variable interest entity and requires an enterprise to perform an analysis to determine whether the enterprises’ variable interest or interest give it a controlling financial interest in a variable interest entity. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Accordingly, we are required to adopt SFAS 167 beginning January 1, 2010. We are evaluating SFAS 167 and the adoption of this standard is not expected to have any material impact on our consolidated financial statements.

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

At June 30, 2009, we had $0.6 million in money market investments which typically have minimal risk. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. As a result, on September 19, 2008 the U.S. Treasury announced a Temporary Guarantee Program which insures money market investments on a temporary basis. Our money market investments are insured by the U.S. Treasury’s Temporary Guarantee Program. The program ensures that if a participating fund’s share value declines to below one dollar and the fund is liquidated, the U.S. Treasury would cover any shortfall between the liquidated share price and one dollar. On March 31, 2009, the U.S. Treasury announced the program was extended until September 18, 2009. We have not experienced any loss or write down of our money market investments for the six-month period ended June 30, 2009 and 2008.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research, and other corporate obligations. At June 30, 2009 we held approximately $0.6 million in Canadian dollars. We monitor our commitments in Euros, British pounds, and Pacific Rim currencies and may utilize derivatives in the future to minimize our foreign currency risks.

Item 4.

Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act) as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

PART II: OTHER INFORMATION

Item 1A.

Risk Factors.

An investment in our common stock involves a significant risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot reasonably foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than currently expected. There are a number of important factors that could cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements in this report. These factors include, without limitation, the risk factors listed below and other factors presented throughout this report and any other documents previously filed by us with the SEC and documents filed on SEDAR in Canada.

Risks Related to Our Business

We will need to raise substantial additional funds in the very near future to continue our operations.

We believe that our current cash and cash equivalents will only be sufficient to satisfy our anticipated capital requirements into December 2009. The audit opinion contained our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008 included a notation related to the uncertainty of our ability to continue as a going concern. The current conditions in worldwide financial markets make fund-raising for small biotechnology companies like us very difficult. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies however, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner than December 2009. Our projections of our capital requirements into December 2009 and beyond are subject to substantial uncertainty. Our current and future working capital requirements may change depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with funding, up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs; our drug substance requirements to support clinical programs; changes in the focus, direction, or costs of our research and development programs; employee related expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and our commercialization activities, if any. Any such change could mean additional capital may be required earlier than December 2009 or more capital than we had anticipated thereafter may be required. To finance our operations beyond December 2009, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. Given current market conditions, there is a serious risk that we might not be able to raise the necessary capital or such funding may not be available on favorable terms or at all. If we cannot obtain adequate funding in the very near term, we might be required to delay, scale back or eliminate certain research and development studies, consider business combinations or shut down some, or all of our operations.

We have a history of significant losses and have had no revenues to date through the sale of our products. If we do not generate significant revenues, we will not achieve profitability.

To date, we have been engaged primarily in research and development activities. We have had no revenues through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We experienced net losses of approximately $3.2 million for the six months ended June 30, 2009, $13.6 million for the year ended December 31, 2008, $13.4 million for the fiscal year ended December 31, 2007, and $16.4 million for the fiscal year ended December 31, 2006. At June 30, 2009, we had an accumulated deficit of approximately $101.2 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing.

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

We have experienced significant management turnover and might not be able to recruit and retain the experienced personnel we need to compete in the drug discovery and development industry.

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations, and maintain a cohesive and stable work environment. Our Chief Executive Officer and General Counsel both left the Company in July 2009, as did a number of our directors. Also, our Chief Financial Officer left the Company in September 2009. We retained three new executives at that time, so their integration into our company has been and will continue to be critical to our success. Our executives and key personnel might not stay with the Company in light of our cash position and recent turnover in personnel, and the recent and any further departures could have a material adverse on our business."

If we do not maintain current or enter into new collaborations with other companies, we might not successfully develop our product candidates or generate sufficient revenues to expand our business.

We currently rely on scientific and research and development collaboration arrangements with academic institutions and other third party collaborators, including our agreement for eniluracil with GSK, a general collaboration agreement with McGill for ADH-1 and other related compounds, and an exclusive worldwide license from OHSU for STS.

The agreements with McGill and OHSU are terminable by either party in the event of an uncured breach by the other party. We may also terminate our agreement with McGill and OHSU at any time upon prior written notice of specified durations to the licensor. Termination of any of our collaborative arrangements could materially adversely affect our business. For example, if we are unable to make the appropriate payments under these agreements, the licensor might terminate the agreement which might have a material adverse impact. In addition, our collaborators might not perform as agreed in the future.

In addition to the collaborative arrangements above, we have received approval from the Drug Development Group of the U.S. National Cancer Institute’s Division of Cancer Treatment and Diagnosis, or NCI, for Level III collaboration for the clinical development of our lead biotechnology compound, ADH-1. In addition, we have a limited supply of drug substance of ADH-1 thereby limiting the number of potential studies the NCI can conduct. The NCI has no obligation to sponsor future clinical trials of ADH-1 or perform any preclinical work for us and may terminate the collaboration at any time, as may we. To date, the NCI has not commenced any clinical studies using ADH-1. The success of our business strategy will be dependent on our ability to maintain current and enter into new collaborations with other industry participants that advance the development and clinical testing of, regulatory approval for and commercialization of our product candidates, as well as collaborations that provide us with funding, such as up-front payments, licensing fees, milestone payments, royalties or otherwise. We may not be successful in maintaining current collaborations or establishing any future collaborations and any collaborations we have or may establish may not lead to the successful development of our product candidates.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate, through preclinical studies with animals and clinical trials with humans, that our product candidates are safe and effective for use in each target indication. To date, we have performed only limited clinical trials, and we have only done so with some of our product candidates. Much of our testing has been conducted on animals or on human cells in the laboratory, and the benefits of treatment seen in animals may not ultimately be obtained in human clinical trials. As a result, we will need to perform significant additional research and development and extensive preclinical and clinical testing prior to any application for commercial use. We may suffer significant setbacks in clinical trials, and the trials may demonstrate our product candidates to be unsafe or ineffective. We may also encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials, which would increase our development costs and harm our financial results and commercial prospects. Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, including a significant delay in the initial activation and patient enrollment in our STS Phase III studies, and we may experience significant delays in the future. If patients are unwilling to participate in our trials because of competitive clinical trials for similar patient populations, perceived risk or any other reason, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. Other factors that may result in significant delays include obtaining regulatory or ethics review board approvals for proposed trials, reaching agreement on acceptable terms with prospective clinical trial sites, and obtaining sufficient quantities of drug for use in the clinical trials. Such delays could result in the termination of the clinical trials altogether.

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

We may expand our products and capabilities, and therefore may seek mergers, acquisitions or other business arrangements to do so. Mergers and acquisitions involve numerous risks, including:

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

We terminated a former executive and did not obtain a release and might be required to pay severance to this former executive in the future.

We terminated an executive and did not pay any severance or obtain a release from the executive and we might be required to pay severance in the future. While we believe we terminated the executive in accordance with the terms in his contract, we could be required to pay him severance in the future. While we do not anticipate having to pay him any material severance, if a lawsuit is brought, a court may disagree with our interpretation of the terms of his employment contract.

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

The use of our product candidates in clinical trials and for commercial applications, if any, may expose us to liability claims in the event that such product candidates cause injury or death or result in other adverse effects. These claims could be made by health care institutions, contract laboratories, and subjects participating in our clinical studies, patients or others using our product candidates. In addition to liability claims, certain serious adverse events could require interruption, delay and/or discontinuation of a clinical trial and potentially prevent further development of the product candidate. We carry clinical trial insurance but the coverage may not be sufficient to protect us from legal expenses and liabilities we might incur. Litigation is very expensive, even if we are successful. In addition, our existing coverage may not be adequate if we further develop products, and future coverage may not be available in sufficient amounts or at reasonable cost. In addition, we might reduce the amount of this coverage due to our limited financial resources. Adverse liability claims may also harm our ability to obtain or maintain regulatory approvals.

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

Risks Related to Owning Our Common Shares

Our common shares have been delisted from NYSE Alternext US LLC (formerly the American Stock Exchange and we have ceased filing reports with the SEC), which may make it more difficult to dispose of your shares.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From November 12, 2004 to August 12, 2009, the trading price of our stock fluctuated from a high closing price of CAD$2.09 per share to a low closing price of CAD$0.02 per share on the TSX. From November 12, 2004 until our delisting on January 30, 2009, the trading price of our stock fluctuated from a high closing price of $1.71 per share to a low closing price of $0.01 per share on the NYSE Alternext US, LLC (formerly, the American Stock Exchange). Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

At June 30, 2009, our current 5% stockholders beneficially own approximately 60% of our common shares. In particular, Southpoint Capital Advisors LP owns or exercises control over 41.5 million common shares, representing approximately 32% of the issued and outstanding common shares and 42% beneficially owned (assuming full exercise of the 20.8 million warrants issued to Southpoint Capital but no other outstanding warrants or options). In addition, Mr. Robert Butts, Co-Founder and Portfolio Manager of Southpoint Capital Advisors LP, serves as our Chairman of the our Board of Directors. Southpoint Capital, our other 5% stockholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These stockholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common shares or deprive our other stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company.

There are a large number of our common shares underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common shares.

Sale or issuance of a substantial number of our common shares in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. At June 30, 2009, we had outstanding warrants to purchase approximately 41.1 million of our common shares and had a weighted average exercise price of $0.44. In addition, at June 30, 2009, there were approximately 18.0 million common shares issuable upon the exercise of stock options granted by us of which approximately 2.7 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$2.18 per common share and approximately 15.3 million were denominated in U.S. dollars and had a weighted average exercise price of $0.46 per common share. We may also issue further warrants as part of any future financings as well as the additional 2.3 million options to acquire our common shares currently remaining available for issuance under our stock option plan.

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

ADHEREX TECHNOLOGIES INC.

Date: October 28, 2009	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: October 28, 2009
	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)