Form 10-Q
period 2009-09-30
ADHEREX TECHNOLOGIES INC
filed 2009-11-16
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____

Commission File Number: 001-32295

———————

ADHEREX TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Its Charter)

———————

Canada (State or Other Jurisdiction of Incorporation or Organization	20-0442384 (I.R.S. Employer Identification No.)

4620 Creekstone Drive, Suite 200 Research Triangle Park Durham, North Carolina (Address of Principal Executive Offices)	27703 (Zip Code)

Registrant's Telephone Number, Including Area Code: (919) 484-8484

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

As of November 13, 2009, there were 128,226,787 shares of Adherex Technologies Inc. common stock outstanding

.

TABLE OF CONTENTS

Page

PART I: FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Unaudited Interim Consolidated Balance Sheets – September 30, 2009 and December 31, 2008

3

Unaudited Condensed Consolidated Statements of Operations -
Three and Nine Months Ended September 30, 2009 and 2008

4

Unaudited Condensed Consolidated Statements of Cash Flows -
Three and Nine Months Ended September 30, 2009 and 2008

5

Unaudited Condensed Consolidated Statements of Stockholders' Stockholders' Equity –
For the Period Ended September 3, 1996 to September 30, 2009

6

Notes to Unaudited Condensed Consolidated Financial Statements

9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

23

Item 4.      Controls and Procedures

24

PART II: OTHER INFORMATION

Item 1A.   Risk Factors.

25

Item 6.      Exhibits

36

Signatures

37

PART 1: FINANCIAL INFORMATION

Item 1.

Financial Statements

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$868	$5,349
Cash pledged as collateral	54	52
Investment tax credits recoverable	––	133
Other current assets	5	105
Assets held for sale	––	––
Total current assets	927	5,639

Property and equipment	––	136
Leasehold inducements	––	285
Total assets	$927	$6,060

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$281	$547
Accrued liabilities	56	1,883
Total current liabilities	337	2,430

Other long-term liabilities	7	7
Deferred lease inducement	207	570
Total liabilities	551	3,007

Commitments and contingencies

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 128,227 shares issued and outstanding	64,929	64,929
Additional paid-in capital	35,402	34,860
Deficit accumulated during development stage	(101,198)	(97,979)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	376	3,053
Total liabilities and stockholders’ equity	$927	$6,060

(The accompanying notes are an integral part of these interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		Cumulative From September 3, 1996 to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Revenue	$––	$––	$––	$––	$––

Operating expenses:
Research and development	47	2,821	1,976	8,768	64,753
Acquired in-process research and development	––	––	––	––	13,094
General and administrative	292	478	1,276	2,478	24,772
Total operating expenses	340	3,299	3,253	11,246	102,620

Loss from operations	(340)	(3,299)	(3,253)	(11,246)	(102,620)

Other income (expense):
Settlement of Cadherin Biomedical Inc. litigation	––	––	––	––	(1,283)
Interest expense	––	––	––	––	(19)
Loss on impairment of assets for sale	(57)	––	(386)	––	(386)
Gain on termination of deferred rent	323	––	323	––	323
Other income	39	(85)	50	(85)	148
Interest income	––	55	47	256	2,797
Total other income (expense), net	305	(30)	34	171	1,580

Net loss and total comprehensive loss	$(35)	$(3,329)	$(3,219)	$(11,075)	$(101,040)

Basic and diluted net loss per common share	$(0.00)	$(0.03)	$(0.02)	$(0.09)

Weighted-average common shares used in computing basic and diluted net loss per common share	128,227	128,227	128,227	128,227

(The accompanying notes are an integral part of these interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		Cumulative From September 3, 1996 to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Cash flows from (used in): Operating activities:
Net loss	$(35)	$(3,244)	$(3,219)	$(10,990)	$(101,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	––	17	––	147	1,404
Non-cash Cadherin Biomedical Inc. litigation	––	––	––	––	1,187
Unrealized foreign exchange loss	––	––	––	––	9
Amortization of leasehold improvements	––	(3)	(24)	(7)	86
Loss on impairment of assets held for sale	57	––	386	––	386
Termination of Deferred Rent	(323)	––	(323)	––	(312)
Non-cash severance	––	––	––	––	168
Stock-based compensation - consultants	––	27	10	2,016	722
Stock-based compensation - employees	9	280	532	65	7,703
Acquired in-process research and development	––	––	––	––	13,094
Changes in operating assets and liabilities	(381)	505	(1,868)	582	(130)
Net cash used in operating activities	(672)	(2,418)	(4,505)	(8,187)	(76,706)

Investing activities:
Purchase of capital assets	––	––	––	(15)	(1,440)
Disposal of capital assets	––	––	––	––	115
Release of restricted cash	––	––	––	––	190
Restricted cash	––	––	––	––	(209)
Purchase of short-term investments	––	––	––	––	(22,148)
Redemption of short-term investments	––	––	––	––	22,791
Investment in Cadherin Biomedical Inc.	––	––	––	––	(166)
Acquired intellectual property rights	––	––	––	––	(640)
Net cash used in investing activities	––	––	––	(15)	(1,507)

Financing activities:
Conversion of long-term debt to equity	––	––	––	––	68
Long-term debt repayment	––	––	––	––	(65)
Capital lease repayments	––	––	––	––	(8)
Issuance of common stock, net of issue costs	––	––	––	––	76,687
Registration expense	––	––	––	––	(465)
Proceeds from convertible note	––	––	––	––	3,017
Other liability repayments	––	––	––	––	(87)
Financing expenses	––	––	––	––	(544)
Proceeds from sale of assets held for sale	––	––	24	––	24
Security deposits received	––	7	––	7	35
Proceeds from exercise of stock options	––	––	––	––	51
Net cash provided in financing activities	––	7	24	7	78,713

Effect of exchange rate on cash and cash equivalents	––	(85)	––	(85)	368
Increase (decrease) in cash and cash equivalents	(672)	(2,496)	(4,481)	(8,280)	868
Cash and cash equivalents - Beginning of period	1,540	10,378	5,349	16,162	––
Cash and cash equivalents - End of period	$868	$7,882	$868	$7,882	$868

(The accompanying notes are an integral part of these interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at June 30, 1996	––	$––	$––	$––	$––	$––	$––
Issuance of common stock	1,600	––	––	––	––	––	––
Net loss	––	––	––	––	––	(37)	(37)
Balance at June 30, 1997	1,600	––	––	––	––	(37)	(37)
Net loss	––	––	––	––	––	(398)	(398)
Balance at June 30, 1998	1,600	––	––	––	––	(435)	(435)
Exchange of Adherex Inc. shares for Adherex Technologies Inc. shares	(1,600)	––	––	––	––	––	––
Issuance of common stock	4,311	1,615	––	––	––	––	1,615
Cumulative translation adjustment	––	––	––	––	20	––	20
Net loss	––	––	––	––	––	(958)	(958)
Balance at June 30, 1999	4,311	1,615	––	––	20	(1,393)	242
Issuance of common stock	283	793	––	––	––	––	793
Issuance of equity rights	––	––	––	171	––	––	171
Issuance of special warrants	––	––	––	255	––	––	255
Settlement of advances:			––		––	––
Issuance of common stock	280	175	––	––	––	––	175
Cancellation of common stock	(120)	––	––	––	––	––	––
Cumulative translation adjustment	––	––	––	––	16	––	16
Net loss	––	––	––	––	––	(1,605)	(1,605)
Balance at June 30, 2000	4,754	2,583	––	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering (“IPO”)	1,333	5,727	––	––	––	(38)	5,689
Other	88	341	––	––	––	––	341
Issuance of special warrants	––	––	––	1,722	––	––	1,722
Conversion of special warrants	547	1,977	––	(1,977)	––	––	––
Issuance of Series A special warrants	––	––	––	4,335	––	––	4,335
Conversion of Series A special warrants	1,248	4,335	––	(4,335)	––	––	––
Conversion of equity rights	62	171	––	(171)	––	––	––
Cumulative translation adjustment	––	––	––	––	182	––	182
Net loss	––	––	––	––	––	(2,524)	(2,524)
Balance at June 30, 2001	8,032	15,134	––	––	218	(5,560)	9,792
Cumulative translation adjustment	––	––	––	––	11	––	11
Net loss	––	––	––	––		(3,732)	(3,732)
Balance at June 30, 2002	8,032	15,134	––	––	229	(9,292)	6,071

(The accompanying notes are an integral part of these interim consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at June 30, 2002	8,032	15,134	––	––	229	(9,292)	6,071
Common stock issued for Oxiquant acquisition	8,032	11,077	––	543	––	––	11,620
Exercise of stock options	5	4	––	––	––	––	4
Distribution to shareholders	––	––	––	––	––	(158)	(158)
Stated capital reduction	––	(9,489)	––	9,489	––	––	––
Stock options issued to consultants	––	––	––	4	––	––	4
Equity component of June convertible notes	––	––	––	1,058	––	––	1,058
Financing warrants	––	––	––	53	––	––	53
Cumulative translation adjustment	––	––	––	––	(159)	––	(159)
Net loss	––	––	––	––	––	(17,795)	(17,795)
Balance at June 30, 2003	16,069	16,726	––	11,147	70	(27,245)	698
Stock options issued to consultants	––	––	––	148	––	––	148
Repricing of warrants related to financing	––	––	––	18	––	––	18
Equity component of December convertible notes	––	––	––	1,983	––	––	1,983
Financing warrants	––	––	––	54	––	––	54
Conversion of June convertible notes	1,728	1,216	––	(93)	––	––	1,123
Conversion of December convertible notes	1,085	569	––	(398)	––	––	171
Non-redeemable preferred stock	––	––	1,045	––	––	––	1,045
December private placement	11,522	8,053	––	5,777	––	––	13,830
May private placement	4,669	6,356	––	2,118	––	––	8,474
Exercise of stock options	18	23	––	––	––	––	23
Amalgamation of 2037357 Ontario Inc.	800	660	(1,045)	363	––	––	(22)
Cumulative translation adjustment	––	––	––	––	(219)	––	(219)
Net loss	––	––	––	––	––	(6,872)	(6,872)
Balance at June 30, 2004	35,891	33,603	––	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	––	––	––	39	––	––	39
Stock options issued to employees	––	––	––	604	––	––	604
Cost related to SEC registration	––	(493)	––	––	––	––	(493)
Acquisition of Cadherin Biomedical Inc.	644	1,252	––	––	––	––	1,252
Cumulative translation adjustment	––	––	––	––	1,392	––	1,392
Net loss – six months ended December 31, 2004	––	––	––	––	––	(6,594)	(6,594)
Balance at December 31, 2004	36,535	34,362	––	21,760	1,243	(40,711)	16,654

 (The accompanying notes are part of these interim consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at December 31, 2004	36,535	34,362	––	21,760	1,243	(40,711)	16,654
Financing costs	––	(141)	––	––	––	––	(141)
Exercise of stock options	15	25	––	––	––	––	25
Stock options issued to consultants	––	––	––	276	––	––	276
July private placement	6,079	7,060	––	1,074	––	––	8,134
Net loss	––	––	––	––	––	(13,871)	(13,871)
Balance at December 31, 2005	42,629	41,306	––	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	––	––	––	100	––	––	100
Stock options issued to employees	––	––	––	491	––	––	491
May private placement	7,753	5,218	––	822	––	––	6,040
Net loss	––	––	––	––	––	(16,440)	(16,440)
Balance at December 31, 2006	50,382	46,524	––	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	––	––	––	59	––	––	59
Stock options issued to employees	––	––	––	2,263	––	––	2,263
February financing	75,759	17,842	––	5,379	––	––	23,221
Exercise of warrants	2,086	563	––	131	––	––	694
Net loss	––	––	––	––	––	(13,357)	(13,357)
Balance at December 31, 2007	128,227	64,929	––	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	––	––	––	88	––	––	88
Stock options issued to employees	––	––	––	2,417	––	––	2,417
Net loss	––	––	––	––	––	(13,600)	(13,600)
Balance at December 31, 2008	128,227	64,929	––	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	––	––	––	5	––	––	5
Stock options issued to employees	––	––	––	296	––	––	296
Net loss for quarter	––	––	––	––	––	(2,246)	(2,246)
Balance at March 31, 2009	128,227	64,929	––	35,161	1,243	(100,225)	1,108
Stock options issued to consultants	––	––	––	5	––	––	5
Stock options issued to employees	––	––	––	227	––	––	227
Net loss for quarter	––	––	––	-	––	(938)	(938)
Balance at June 30, 2009	128,227	64,929	––	35,393	1,243	(101,163)	402
Stock options issued to consultants	––	––	––	––	––	––	––
Stock options issued to employees	––	––	––	9	––	––	––
Net loss for quarter	––	––	––	––	––	(26)	(26)
Balance at September 30, 2009	128,227	$64,929	$––	$35,402	$1,243	$(101,198)	$376

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

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that Adherex will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is a development stage company and during the nine months ended September 30, 2009, incurred a net loss of $3,219. At September 30, 2009, it had an accumulated deficit of $101,198 and had experienced negative cash flows from operations since inception in the amount of $76,706. At September 30, 2009, the Company had cash and cash equivalents of $868, which based on management’s current plans, will only fund operations into the first quarter of 2010. The Company continues to pursue various strategic alternatives, including, collaborations with other pharmaceutical and biotechnology companies, however if a strategic transaction is not completed or the Company does not otherwise obtain additional financial resources in the very near term, we might cease operations sooner than first quarter of 2010.  The Company has also not been successful in obtaining additional financing since February 2007. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate.

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

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

 (U.S. dollars and shares in thousands, except per share information)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim condensed consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at September 30, 2009, and to state fairly the results for the periods presented.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2009, the Company had $18 in money market investments, which typically have minimal risk, $593 in guaranteed investment certificates and $257 in cash. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. The Company did not experience any loss or write down of its money market investments for the nine-month period ended September 30, 2009 and 2008.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for estimating fair value in accordance with SFAS 157 “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 provided additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. The adoption of FSP FAS 157-4 did not have a material impact on the financial statements.

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

The $133 was charged to research and development expense during the three months ended March 31, 2009 as the claims relate to certain research and development work being conducted in Canada.

5.

Assets Held For Sale

In connection with the 75% reduction in the Company’s employee headcount and limited financial resources, the Company had decided to list idle laboratory equipment, office furniture and other office equipment for sale as they are no longer required by the business. The Company determined this property met the criteria for “held for sale accounting” under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) and presented the assets separately on the face of the Unaudited Interim Consolidated Balance Sheet at September 30, 2009.

Under SFAS 144 an asset classified as held for sale shall be measured at the lower of its carrying value amount or the fair value less any cost to sell with any loss. Management judgment is required to assess the criteria required to meet the held for sale accounting requirements and the estimated fair value of the assets. At September 30, 2009, the Company determined the carrying values of the assets to be nil. Accordingly, the Company recorded a $101 loss on impairment of assets for the nine months ended September 30, 2009.

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

 (U.S. dollars and shares in thousands, except per share information)

Management has also performed an impairment analysis under SFAS 144 and has determined that the leasehold inducements, consisting primarily of equipment and leasehold improvements, were impaired at September 30, 2009. At September 30, 2009, the Company determined the fair value of these leasehold inducements to be nil. Accordingly, the Company recorded a $285 loss on impairment in the Unaudited Interim Consolidated Statement of Operations for the nine months ended September 30, 2009.

6.

Stockholders' Equity

Warrants to purchase common stock

At September 30, 2009, the Company had the following warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average exercise price of $0.44 and a weighted average remaining life of 0.7 years:

Warrant Description	Number Outstanding at September 30, 2009	Exercise Price In U.S. Dollars	Expiration Date
Investor warrants	38,794	$0.40	February 21, 2010
Investor warrants	2,326	$0.97	May 7, 2010
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

During the three-month periods ended September 30, 2009 and 2008, the Company recognized total stock-based compensation expense of $9 and $389, respectively. During the nine-month periods ended September 30, 2009 and 2008, the Company recognized total stock-based compensation expense of $542 and $2,081, respectively.

Valuation assumptions

There options granted in the nine-month periods ended September 30, 2009 and September 30, 2008 were estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions: expected dividend 0% and 0%, risk-free interest rate of 3.00% and 3.16%, expected volatility 85% and a 7 year expected life for the nine-month period September 30, 2009 and September 30, 2008, respectively.

Stock option activity

The following is a summary of option activity for the nine-month period ended September 30, 2009 for stock options denominated in Canadian dollars:

	Number of Options	Weighted- average Exercise Price
Outstanding at December 31, 2008	2,773	CAD$ 2.19
Granted	––	––
Exercised	––	––
Forfeited/cancelled/expired	(851)	CAD$ 2.19
Outstanding at September 30, 2009	1,922	CAD$ 2.18

Adherex Technologies Inc.

(a development stage company)

Notes to Unaudited Interim Consolidated Financial Statements (Continued)

 (U.S. dollars and shares in thousands, except per share information)

The following is a summary of option activity for the nine-month period ended September 30, 2009 for stock options denominated in U.S. dollars:

	Number of Options	Weighted- average Exercise Price
Outstanding at December 31, 2008	15,633	$0.54
Granted	200	0.06
Exercised	––	––
Forfeited/cancelled/expired	(710)	0.37
Outstanding at September 30, 2009	15,123	$0.45

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP in the United States (“U.S.”) and have been prepared by and are the responsibility of the Company’s management. The Company’s independent auditor has not performed a review of these financial statements. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

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

Overview

On July 7, 2009, we announced that we intended to focus our remaining financial resources on the development of oral eniluracil. We have terminated our eniluracil study using our topical formulation and will focus our resources on the development of a redesigned study combining oral eniluracil and 5-fluorouracil, or 5-FU, targeting anti-cancer indications.  After a careful evaluation of the data from the prior GlaxoSmithKline, or GSK, studies, data from our studies and other studies using eniluracil, we believe we can design and implement a Phase II study with eniluracil within the next three to nine months assuming we have adequate financial resources to conduct such a study. We are currently conducting an evaluation of ADH-1 and STS. Until that evaluation is complete, we will continue our Phase III studies with STS for both the International Childhood Liver Tumour Strategy Group, known as SIOPEL, and the Children's Oncology Group, or COG.

In addition, on July 7, 2009, we also entered into a separation agreement with Dr. William P. Peters, our then Chief Executive Officer. As part of the termination agreement we paid Dr. Peters one month severance. In addition, on July 7, 2009, Dr. Donald W. Kufe, Mr. Michael G. Martin, Dr, Fred H. Mermelstein, Dr. Robin J. Norris, Dr. Peter Morand and Dr. William P. Peters resigned as directors of the Company. In addition, on July 10, 2009, we terminated the employment of Mr. D. Scott Murray, and do not expect to pay any material severance amount to Mr. Murray.

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

On August 19, 2009, Dr. Robin Norris, the Company’s Chief Operating Officer, amended and restated his employment agreement through and including December 31, 2009.

On September 4, 2009, Jim Klein, the Company’s Chief Financial Officer, resigned from the Company. The Company appointed Robert Andrade as its new Chief Financial Officer subsequent to Mr. Klein’s resignation.

On September 23, 2009, the Company’s Board of Directors approved the appointment of Deloitte & Touche LLP as the Company’s new auditor replacing PricewaterhouseCoopers LLP (“PWC”). The resignation of PWC on September 23, 2009 was not related to any disagreements with Company management over the Company’s audited financial statements. There have been no reportable events (as defined in National Instrument 51-102 (Section 4.11)) between the Company and PWC.

As a result of our limited financial resources and the decline in the availability of further capital, we plan to focus our activities on the development of eniluracil. Accordingly, we have postponed or terminated many of our previously planned or ongoing clinical development programs as outlined below. We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements into the first quarter of 2010. The members of the Board of Directors have also agreed to continue to serve without further compensation. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. However, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner than the first quarter of 2010. As a result, the audit opinion contained in our Annual Report filed on Form 10-K included a notation related to the uncertainty of our ability to continue as a going concern. Our projections of our capital requirements are subject to substantial uncertainty. Additional capital may be required earlier than the first quarter of 2010 or more capital than we had anticipated thereafter may be required. To finance our operations beyond the first quarter of 2010, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. If we cannot obtain adequate funding in the very near term, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

We are evaluating a study design for a Phase II study in which we will dose patients with eniluracil, 5-FU and leucovorin. Our prior eniluracil studies have shown that the dose of eniluracil was too low and consequently provided inadequate inactivation of DPD. We plan to increase the dose of eniluracil and also include leucovorin in our planned clinical trial. Leucovorin potentiates the anticancer activity of 5-FU and is well tolerated in patients treated with both eniluracil and 5FU. Leucovorin is uniquely appropriate to eniluracil regimens because it greatly reduces the variability of 5-FU dosing. We are evaluating cancer disease targets for our planned Phase II trial and are currently considering colorectal and breast cancer, where Xeloda is indicated. The combination of eniluracil and 5-FU has been shown to be active and well tolerated against these diseases. However, the previous studies used eniluracil in a ten to one ratio to 5-FU. Because such high ratios of eniluracil to 5-FU were found to decrease the antitumor activity in laboratory animals, our planned study will use a strategy that adequately inactivates DPD and does not have high levels of eniluracil present when 5-FU is administered.  We expect to design and commence these studies within the next three to nine months assuming we have adequate financial resources to conduct such a study. We will also solicit the assistance of certain key opinion leaders for the design of these studies.

ADH-1 is a small peptide molecule that selectively targets N-cadherin, a protein present on certain tumor cells and the blood vessels of solid tumors. We have completed enrollment of patients in the Phase I/II study combining ADH-1with regionally-infused melphalan for the treatment of melanoma. Some patients in this study continue to be followed and we have no plans to commence any further studies with ADH-1 until we are able to secure adequate financial resources. We are evaluating ADH-1 and other related small molecules and once the review is complete, we will announce future plans, if any, with ADH-1. During this review, we will also consider exploring strategic transactions with ADH-1.

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

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We experienced net losses of approximately $3.2 million for the nine months ended September 30, 2009, $13.6 million for the year ended December 31, 2008, $13.4 million for the fiscal year ended December 31, 2007, and $16.4 million for the fiscal year ended December 31, 2006. As of September 30, 2009, our deficit accumulated during development stage was approximately $101.2 million.

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

In September 2009, the Company terminated the Maplewood lease relating to the Company’s primary office facility in Research Triangle Park. The Company expects the termination of the Maplewood lease to reduce general and administrative expenses.

Results of Operations

Three months ended September 30, 2009 versus three months ended September 30, 2008:

In thousands of U.S. Dollars	Three Months Ended September 30, 2009%		Three Months Ended September 30, 2008%		Change
Revenue	$––		$––		$––
Operating expenses:
Research and development	47	14%	2,821	86%	(2,774)
General and administration	292	85%	478	14%	(186)
Total operating expenses	340	100%	3,299	100%	(2,960)

Loss from operations	(340)		(3,299)		(2,960)

Loss on impairment of assets held for sale and leasehold inducements	(57)		––		57
Other income	362		(85)		(447)
Interest income	––		55		55
Net loss and total comprehensive loss	$(35)		$(3,329)		$(3,295)

•

Total operating expense decreased significantly in the three months ended September 30, 2009, as compared to the same period in 2008 primarily due to a significant decrease in our overall clinical development studies and reduction in our employee headcount effective April 2009 and continuing through September 30, 2009. We continue to review all expenditures and contracts in an effort to continue to reduce our overall cost structure and expect our operating expense to decrease in future months until we commence our planned studies with eniluracil and we obtain adequate funding.

•

The increase in Other income in the three months ended September 30, 2009, as compared to the same period in 2008, is due to a $323 gain on the termination of the Company’s deferred rent as a result of the termination of the Company’s Maplewood lease of property. Also, a foreign exchange gain of $39 during the three months ended September 30, 2009, as compared to the same period in 2008.

•

The decrease in interest income in the three months ended September 30, 2009, as compared to the same period in 2008, is due to less cash on hand due to funding our operations during the three months ended September 30, 2009, as compared to the same period in 2008.

Nine months ended September 30, 2009 versus nine months ended September 30, 2008:

In thousands of U.S. Dollars	Nine Months Ended September 30, 2009%		Nine Months Ended September 30, 2008%		Change
Revenue	$––		$––		$––
Operating expenses:
Research and development	1,976	61%	8,768	78%	(6,792)
General and administration	1,276	39%	2,478	22%	(1,201)
Total operating expenses	3,253	100%	11,246	100%	(7.994)

Loss from operations	(3,253)		(11,246)		7,994

Loss on impairment of assets held for sale and leasehold inducements	(386)		––		386
Other income	373		(85)		(458)
Interest income	47		256		209
Net loss and total comprehensive loss	$(3,219)		$(11,075)		$(7,857)

•

Total operating expense decreased significantly in the nine months ended September 30, 2009, as compared to the same period in 2008 primarily due to a significant decrease in our overall clinical development studies and reduction in our employee headcount effective April 2009.

•

We recorded a loss on impairment of assets related to the write-down of certain assets value held for sale and leasehold improvements for the nine months ended September 30, 2009. No such impairment was recorded in 2008.

•

The increase in Other income in the nine months ended September 30, 2009, as compared to the same period in 2008, is due to a $323 gain on the termination of the Company’s deferred rent and a foreign exchange gain of $50 during the nine months ended September 30, 2009, as compared to the same period in 2008.

•

The decrease in interest income in the nine months ended September 30, 2009, as compared to the same period in 2008, is due to less cash on hand due to funding our operations during the nine months ended September 30, 2009, as compared to the same period in 2008.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through September 30, 2009, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
September 30, 2007	$(3,202)	$(0.02)
December 31, 2007	$(3,008)	$(0.02)
March 31, 2008	$(4,304)	$(0.03)
June 30, 2008	$(3,442)	$(0.03)
September 30, 2008	$(3,244)	$(0.03)
December 31, 2008	$(2,610)	$(0.02)
March 31, 2009	$(2,246)	$(0.02)
June 30, 2009	$(938)	$(0.01)
September 30, 2009	$(35)	$(0.00)

Liquidity and Capital Resources

	September 30,	December 31,
In thousands of U.S. dollars	2009	2008
Selected Asset and Liability Data:
Cash and cash equivalents	$868	$5,349
Working capital	590	3,209

Selected Stockholders’ Equity Data:
Common stock	$64,929	$64,929
Deficit accumulated during the development stage	(101,198)	(97,979)
Total stockholders’ equity	376	3,053

We have financed our operations since inception on September 3, 1996 through the sale of equity and debt securities and have raised gross proceeds totaling approximately $86.0 million through September 30, 2009. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $101.2 million at September 30, 2009. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

The net cash flow used in operating activities for the nine months ended September 30, 2009 was approximately $4.5 million, as compared to $8.2 million during the same period in 2008. This decrease is due to a decrease in our overall clinical activities and our reduction of headcount during the nine months ended September 30, 2009, as compared to the same period in 2008. We are currently evaluating all expenditures and contracts and expect to continue to reduce our overall cost structure over the next several months.

At September 30, 2009, our working capital decreased by approximately $2.6 million from December 31, 2008 primarily due to funding research and development activities and general corporate operations.

We believe that our current cash and cash equivalents of $0.9 million will be sufficient to satisfy our anticipated capital requirements into the first quarter of 2010, in part because of our 75% headcount reduction in April 30, 2009 and the Company’s continued cost reduction measures thereafter. In July 2009, we terminated the employment of our Chief Executive Officer for one month severance and we terminated another executive officer thereby reducing our operating expense. In August 2009, we amended the employment contract of our Chief Operating Officer at a reduced salary and in September 2009, our Chief Financial Officer resigned. We also terminated our topical eniluracil program thereby reducing our operating expense. We continue to pursue various strategic alternatives, including, collaborations with other pharmaceutical and biotechnology companies and we believe that our current cash and cash equivalents will be sufficient to satisfy our currently anticipated capital requirements into the first quarter of 2010. However, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner than first quarter of 2010.  Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs, our drug substance requirements to support clinical programs; change in the focus, direction, or costs of our research and development programs; headcount expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

To finance our operations beyond the first quarter of 2010, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. The recent turmoil in the worldwide financial markets has led to an overall tightening in the credit markets and a significant decline in the availability of capital, especially for small biotechnology companies which are generally viewed as higher risk investments. Given the current economic conditions, there is serious risk that we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. We can therefore make no assurance that we will be able to raise the necessary capital to continue our operations.

Outstanding Share Information

The outstanding share data for our company as of September 30, 2009 (in thousands):

September 30, 2009
Common shares	128,227
Warrants	41,120
Stock options	15,123
Total	184,470

Financial Instruments

At September 30, 2009, we held cash and cash equivalents of $0.9 million, which consisted primarily of highly liquid money market funds, guaranteed investment certificates and cash.

We invest cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2009, we had $0.02 million in money market investments, which typically have minimal risk, $0.6 million in guaranteed investments and $0.25 million in cash. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. We have not experienced any loss or write down of our money market investments for the nine-month period ended September 30, 2009 and 2008.

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

Contractual Obligations and Commitments

Since our inception, inflation has not had a material impact on our operations. We had no material commitments for capital expenses as of September 30, 2009.

The following table represents our contractual obligations and commitments at September 30, 2009 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Englert Lease (1)	$104	$80	$––	$––	$184
Maplewood Lease (2)	––	––	––	––	––
Clinical trial and drug related commitments (3)	25	25	––	––	50
McGill License (4)	805	935	––	––	1,740
OHSU License (5)	––	––	––	––	––
GSK License (6)	––	––	––	––	––
Netherlands Cancer Institute - Antoni van Leeuwenhoek Hospital License (7)	––	––	––	––	––
Total	$934	$1,040	$––	$––	$1,974

———————

 (1)

In April 2004, we entered into a lease for facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease. In July 2008, we entered into an agreement with another company to sublease this facility.

(2)

In August 2005, we entered into a lease for new office and laboratory facilities in Durham, North Carolina. Amounts shown assume the maximum amounts due under the lease.  In September 2009, we terminated the Maplewood lease effective December 31, 2009.

(3)

Commitments to our third party vendors relating to clinical studies, drug substance and stability studies. If we terminate these studies early, we might not pay the amounts presented in the table above.

(4)

Amounts shown in the table represent the maximum amounts for additional mutually agreed upon research support. Under our agreement, payments may be deferred in certain circumstances. Due to our limited financial resources it is unlikely that we will be able to support further research under this agreement in the amounts and timeframes presented in the table above. Royalty payments, which are contingent on sales, are not included. If we are unable to pay McGill amounts due under this agreement, McGill could terminate our license agreement for ADH-1.

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

Research and development expenses totaled $2.0 million and $8.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Our product candidates are in various stages of development and still require significant, time-consuming and costly research and development, testing and regulatory approvals. We will require significant additional resources to complete the development of our product candidates. As a result of our limited financial and human resources and the decline in the availability of further capital, we plan to focus our activities on the development of eniluracil. Accordingly, we have postponed or terminated many of our previously planned or ongoing clinical development programs as outlined below. If we are unable to secure additional funding, we may have to further delay or discontinue the development of some or all of our on-going programs. In developing our product candidates, we are also subject to the risks of failure that are inherent in the development of products based on innovative technologies. Our product candidates might be ineffective or toxic, or may otherwise fail to receive the necessary regulatory clearances. There is a risk that our product candidates will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our product candidates or that others will market a superior or equivalent product. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete the development of these product candidates. In addition, we are unable to reasonably estimate the period when material net cash inflows could commence from the sale, licensing or commercialization of such product candidates, if ever.

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

In April 2009, the FASB issued FASB Staff Position, or FSP, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides guidance for estimating fair value in accordance with SFAS 157 “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 provided additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

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

At September 30, 2009, we had $0.02 million in money market investments which typically have minimal risk. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. We have not experienced any loss or write down of our money market investments for the nine-month periods ended September 30, 2009 and 2008.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research, and other corporate obligations. At September 30, 2009 we held approximately $0.6 million in Canadian dollars. We monitor our commitments in Euros, British pounds, and Pacific Rim currencies and may utilize derivatives in the future to minimize our foreign currency risks.

Item 4.

Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act) as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

We believe that our current cash and cash equivalents will only be sufficient to satisfy our anticipated capital requirements into the first quarter of 2010. The audit opinion contained our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008 included a notation related to the uncertainty of our ability to continue as a going concern. The current conditions in worldwide financial markets make fund-raising for small biotechnology companies like us very difficult. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies however, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner than the first quarter of 2010. Our projections of our capital requirements into the first quarter of 2010 and beyond are subject to substantial uncertainty. Our current and future working capital requirements may change depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with funding, up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs; our drug substance requirements to support clinical programs; changes in the focus, direction, or costs of our research and development programs; employee related expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and our commercialization activities, if any. Any such change could mean additional capital may be required earlier than the first quarter of 2010 or more capital than we had anticipated thereafter may be required. To finance our operations beyond the first quarter of 2010, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. Given current market conditions, there is a serious risk that we might not be able to raise the necessary capital or such funding may not be available on favorable terms or at all. If we cannot obtain adequate funding in the very near term, we might be required to delay, scale back or eliminate certain research and development studies, consider business combinations or shut down some, or all of our operations.

We have a history of significant losses and have had no revenues to date through the sale of our products. If we do not generate significant revenues, we will not achieve profitability.

To date, we have been engaged primarily in research and development activities. We have had no revenues through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We experienced net losses of approximately $3.2 million for the nine months ended September 30, 2009, $13.6 million for the year ended December 31, 2008, $13.4 million for the fiscal year ended December 31, 2007, and $16.4 million for the fiscal year ended December 31, 2006. At September 30, 2009, we had an accumulated deficit of approximately $101.2 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing. Our ability to attain profitability will depend upon our ability to fund and develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

We have experienced significant management turnover and might not be able to recruit and retain the experienced personnel we need to compete in the drug discovery and development industry.

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations, and maintain a cohesive and stable work environment. Our Chief Executive Officer and General Counsel both left the Company in July 2009, as did a number of our directors. Also, our Chief Financial Officer left the Company in September 2009. We retained three new executives at that time, so their integration into our company has been and will continue to be critical to our success. Our executives and key personnel might not stay with the Company in light of our cash position and recent turnover in personnel, and the recent and any further departures could have a material adverse effect on our business.

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

In addition to the collaborative arrangements above, we have received approval from the Drug Development Group of the U.S. National Cancer Institute’s Division of Cancer Treatment and Diagnosis, or NCI, for Level III collaboration for the clinical development of our lead biotechnology compound, ADH-1. Further, we have a limited supply of drug substance of ADH-1 thereby limiting the number of potential studies the NCI can conduct. The NCI has no obligation to sponsor future clinical trials of ADH-1 or perform any preclinical work for us and may terminate the collaboration at any time, as may we. To date, the NCI has not commenced any clinical studies using ADH-1. The success of our business strategy will be dependent on our ability to maintain current and enter into new collaborations with other industry participants that advance the development and clinical testing of, regulatory approval for and commercialization of our product candidates, as well as collaborations that provide us with funding, such as up-front payments, licensing fees, milestone payments, royalties or otherwise. We may not be successful in maintaining current collaborations or establishing any future collaborations and any collaborations we have or may establish may not lead to the successful development of our product candidates.

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

We terminated an executive and did not pay any severance or obtain a release. While we believe we terminated the executive in accordance with the terms of the executive’s employment contract, and do not anticipate having to pay any material severance to the executive, if a lawsuit is brought, a court may disagree with our interpretation of the terms of the executive’s employment contract and we could be required to pay severance in the future

Risks Related to Our Industry

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

Risks Related to Owning Our Common Shares

Our common shares have been delisted from NYSE Alternext US LLC (formerly the American Stock Exchange and), which may make it more difficult to dispose of your shares.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From November 12, 2004 to November 12, 2009, the trading price of our stock fluctuated from a high closing price of CAD$2.09 per share to a low closing price of CAD$0.02 per share on the TSX. From November 12, 2004 until our delisting on January 30, 2009, the trading price of our stock fluctuated from a high closing price of $1.71 per share to a low closing price of $0.01 per share on the NYSE Alternext US, LLC (formerly, the American Stock Exchange). Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

At September 30, 2009, our current 5% stockholders beneficially own approximately 60% of our common shares. In particular, Southpoint Capital Advisors LP owns or exercises control over 41.5 million common shares, representing approximately 32% of the issued and outstanding common shares and 42% beneficially owned (assuming full exercise of the 20.8 million warrants issued to Southpoint Capital but no other outstanding warrants or options). In addition, Mr. Robert Butts, Co-Founder and Portfolio Manager of Southpoint Capital Advisors LP, serves as our Chairman of our Board of Directors. Southpoint Capital, our other 5% stockholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These stockholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common shares or deprive our other stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company.

There are a large number of our common shares underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common shares.

Sale or issuance of a substantial number of our common shares in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. At September 30, 2009, we had outstanding warrants to purchase approximately 41.1 million of our common shares and had a weighted average exercise price of $0.44. In addition, at September 30, 2009, there were approximately 15.1 million common shares issuable upon the exercise of stock options granted by us of which approximately 1.9 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$2.18 per common share and approximately 15.3 million were denominated in U.S. dollars and had a weighted average exercise price of $0.46 per common share. We may also issue further warrants as part of any future financings as well as the additional4.8 million options to acquire our common shares currently remaining available for issuance under our stock option plan.

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

Item 6.

Exhibits

		Registrant’s		Exhibit	Filed
Exhibit No.	Description of Exhibit	Form	Dated	Number	Herewith
31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002				X

10.23	Amended and Restated Employment Agreement Dr. Robin Norris dated August 19, 2009				X
10.24	Lease Termination Agreement Creekstone Drive				X

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: November 13, 2009	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 13, 2009	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)