Form 10-K
period 2009-12-31
ADHEREX TECHNOLOGIES INC
filed 2010-03-31
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934Commission File Number: 001-32295

For the transition period from____ to ____

ADHEREX TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Canada	20-0442384
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

501 Eastowne Drive, Suite 140 Chapel Hill, North Carolina	27514
(Address of Principal Executive Offices)	(Zip Code)

(919) 636-4530
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

LargLarge accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

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

As of March 16, 2010, there were 128,226,787 shares of common stock outstanding.

ADHEREX TECHNOLOGIES INC.
2009 FORM 10-K ANNUAL REPORT

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

Our periodic and current reports are available, free of charge, after the material is electronically filed with, or furnished to, the SEC and EDGAR at http://www.sec.gov/edgar and the Canadian securities reglators on SEDAR, at www.sedar.com.  The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

ITEM 1.   BUSINESS.

Overview

On July 7, 2009, we announced that we intended to focus our remaining financial resources on the development of oral eniluracil.  We have terminated our eniluracil study using our topical formulation and will focus our resources on the development of a redesigned study combining oral eniluracil and 5-fluorouracil, or 5-FU, targeting anti-cancer indications.   After a careful evaluation of the data from the prior GlaxoSmithKline, or GSK, studies, data from our studies and other studies using eniluracil, we believe we can design and implement a Phase II study with eniluracil within the next three to nine months assuming we have adequate financial resources to conduct such a study.  Additinally, throughout the remainder of 2009, we conducted an evaluation of ADH-1 and STS.  The evaluation of ADH-1 resulted in the return of all ADH-1 patents and licenses to McGill University.  With regards to STS, we continue our Phase III studies with STS for both the International Childhood Liver Tumour Strategy Group, known as SIOPEL, and the Children's Oncology Group, or COG.  Our evaluation of STS continues to pursue strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies.

Our planned clinical development of eniluracil is dependent on obtaining additional financial resources in the very near term.  If we do not receive additional financial resources in the near term, we might cease operations sooner than June 30, 2010. We currently have three employees and members of the Board of Directors have agreed to continue to serve for the benefit of the shareholders without further compensation.  Our projections of our capital requirements into the second quarter of 2010 and beyond are subject to substantial uncertainty.  Additional capital may be required earlier than June 30, 2010 or more capital than we had anticipated thereafter may be required.  To finance our operations beyond the second quarter of 2010, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources.  Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms.  If we cannot obtain adequate funding, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or shut down some, or all, of our operations.

We are a biopharmaceutical company focused on cancer therapeutics.   We are in the business of solving problems for patients with cancer.  We have two primary products in the clinical stage of development, including:    (1) Eniluracil, an oral dihydropyrimidine dehydrogenase, or DPD, inhibitor, which may improve the tolerability and effectiveness of 5-fluorouracil (5-FU), one of the most widely used oncology drugs in the world; and (2)  STS is a chemoprotectant being developed to reduce or prevent hearing loss that may result from treatment with platinum-based chemotherapy drugs.

•
We are evaluating a study design for a Phase II study in which we will dose patients with eniluracil, 5-FU and leucovorin.  Our prior eniluracil studies have shown that the dose of eniluracil was too low and consequently provided inadequate inactivation of DPD.  We plan to increase the dose of eniluracil and also include leucovorin in our planned clinical trial.  Leucovorin potentiates the anticancer activity of 5-FU and has been shown to be well tolerated in patients treated with both eniluracil and 5FU.  Leucovorin is uniquely appropriate to eniluracil regimens because it greatly reduces the variability of 5-FU dosing.  We are evaluating cancer disease targets for our planned Phase II trial and are currently considering colorectal and breast cancer, where Xeloda is indicated. The combination of eniluracil and 5-FU has been shown to be active and well tolerated against these diseases.  However, the previous studies used eniluracil in a ten to one ratio to 5-FU.  Because such high ratios of eniluracil to 5-FU were found to decrease the antitumor activity in laboratory animals, our planned study will use a strategy that adequately inactivates DPD and does not have high levels of eniluracil present when 5-FU is administered.   We expect to design and commence these studies within the next three to nine months assuming we have adequate financial resources to conduct such a study.  We will also solicit the assistance of certain key opinion leaders for the design of these studies.

•
We continue to enroll patients in our Phase III trials of STS with the International Childhood Liver Tumour Strategy Group, known as SIOPEL and the Children's Oncology Group, or COG.  The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide and the COG study is expected to enroll up to 120 pediatric patients worldwide in five different disease indications.

Our current prioritization initiative focuses primarily on our clinical activities with eniluracil, and preclinical support will be limited only to those activities necessary to support the ongoing clinical programs.

On January 20, 2009, we filed a notification to remove our common stock from the AMEX and effective January 30, 2009, our common stock no longer traded on the AMEX.  Our common stock continues to trade on the Toronto Stock Exchange, or TSX, and on the over the counter market, or pink sheets, in the U.S.

Adherex Technologies Inc. was incorporated under the Canada Business Corporations Act and has three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company.

Eniluracil

Eniluracil was previously under development by GlaxoSmithKline, or GSK.  GSK advanced eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GSK terminated further development.  We developed a hypothesis as to why the GSK Phase III trials were not successful and licensed the compound from GSK in July 2005.  We successfully completed a clinical proof of concept study using a modified dose and schedule of eniluracil and 5-FU.  We believe that eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally.

Eniluracil is an irreversible inhibitor of DPD, the enzyme primarily responsible for the rapid breakdown of 5-FU in the body. Eniluracil is being developed by Adherex to improve the therapeutic value of 5-FU by making it effective in cancers and reducing the debilitating side effects.

While 5-FU is a current mainstay of contemporary oncology treatment, it has some therapeutic drawbacks and limitations:

5-FU:

•	is given by vein (intravenously) and often by prolonged, multi-day infusions;
•	produces highly variable blood levels in patients. Low levels can reduce its effectiveness and high levels can increase its side effects;and
•
is broken down (catabolized) to form α-fluoro-β-alanine (F-BAL). This compound appears to cause neurotoxicity and “hand-foot syndrome” which are debilitating and dose-limiting side effects of 5-FU therapy.   Importantly, F-BAL also decreases the antitumor activity of 5-FU in lab animals.

Eniluracil: Mechanism of Action

By inactivating DPD, eniluracil prevents the breakdown of 5-FU to F-BAL.  Eniluracil also greatly prolongs exposure of the tumor cells to 5-FU.

When eniluracil is properly used in combination with 5-FU, it resolves many of the therapeutic drawbacks and limitations of 5-FU noted above.

For instance, eniluracil:

•	enables 5-FU to be dosed orally;
•	converts highly variable blood levels of 5-FU to highly consistent and predictable levels;
•	extends the elimination half-life of 5-FU from about 10 minutes to about 5 hours; and
•	prevents the formation of F-BAL, which is the apparent causative agent for hand-foot syndrome and for 5-FU-induced neurotoxicity. F-Bal also decreases the antitumor efficacy of 5-FU in lab animals.

Thus, eniluracil has the potential to make 5-FU more effective and better tolerated.

Eniluracil: Clinical Development

Eniluracil plus 5-FU was previously being developed by GlaxoSmithKline (GSK). Although the therapy was successful in Phase I and Phase II clinical trials, it tended to produce less antitumor activity than the control therapy in two Phase III trials.  Development was subsequently stopped.

Adherex believes that the dose and schedule used in the previous GSK Phase III trials may not have been optimal.  Preclinical studies have shown that when eniluracil is present in high ratios to 5-FU, it decreases the antitumor activity. In the GSK Phase III trials, the ratio of eniluracil to 5-FU was 10 to 1.

Adherex’s Chief Scientific Officer,  Dr. Spector, is the principal inventor of eniluracil/5-FU treatment and has 20 years experience with eniluracil.  Dr. Spector has created a revised protocol designed to avoid the problems of the earlier GSK Phase III trials as well as those encountered in Adherex's more recent trials. Adherex is considering disease targets and trial designs.

Eniluracil: Market Opportunity

Xeloda®, a currently available oral 5-FU prodrug, has worldwide sales of over US$1 billion each year. Eniluracil + 5-FU/leucovorin could not only could compete with Xeloda® in its currently approved indications (with either a reduced toxicity profile, enhanced efficacy, or both) but also may open up new indications where 5-FU (and Xeloda®) is not currently used, expanding the reach of a drug that is already one of the world’s most widely used.

STS

STS is currently marketed for use in humans as part of a treatment for cyanide poisoning.  We have licensed from Oregon Health & Science University (“OHSU”)  intellectual property rights for the use of STS as a chemoprotectant, and are developing STS as a protectant against the hearing loss often caused by platinum-based anti-cancer agents, in both children and adults.  Preclinical and clinical studies conducted by OHSU and others have indicated that STS can effectively reduce the incidence of hearing loss caused by platinum-based anti-cancer agents.  We have received Orphan Drug Designation in the United States for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients.

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

In October 2007, we announced that our collaborative partner, the International Childhood Liver Tumour Strategy Group (known as SIOPEL), a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, had launched a randomized Phase III clinical trial to investigate whether STS reduces hearing loss in children receiving cisplatin, a platinum-based chemotherapy often used in children.  The study initially opened in the United Kingdom and will include SIOPEL centers in up to 33 additional further countries.  The clinical trial is expected to enroll approximately 100 children with liver (hepatoblastoma) cancer.  Patients will receive cisplatin alone or cisplatin plus STS.  The study, which is being coordinated through the Children’s Cancer and Leukemia Group in the United Kingdom, is intended to compare the level of hearing loss associated with cisplatin alone versus the combination of cisplatin plus STS, as well as the safety, tolerability and anti-tumor activity in both arms of the study.  Under the terms of our agreement, SIOPEL will conduct and fund the clinical activity and we will provide drug, drug distribution and pharmacovigilance, or safety monitoring, for the study.

In March 2008, we announced the activation of a Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group, or COG.  The goal of this Phase III study is to evaluate in a multi-centered, randomized trial whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers.  Eligible children who are to receive cisplatin according to their disease-specific regimen (will be one to eighteen years of age) and, upon enrollment in this study, will be randomized to receive STS or not.  Efficacy of STS will be determined through comparison of hearing sensitivity at follow-up relative to baseline measurements using standard audiometric techniques.  The trial is expected to enroll up to 120 patients in up to 230 COG centers in the United States, Canada, Australia and Europe.  COG will fund the clinical activities for the study and we will be responsible for providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study.

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

Currently, we own or have licensed more than 10 issued U.S. patents.  Eniluracil is currently protected under issued composition of matter and method patents that we exclusively licensed from GSK that expire in 2014 and 2015 (in combination with 5-fluorouracil).  STS is currently protected by method of use patents that we exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States.  None of the above expiry dates take into consideration additional pending patent applications for eniluracil that, if issued, could provide additional patent protection, nor possible patent term extensions or periods of data exclusivity that may be available upon marketing approval in the various countries worldwide.  In addition, periods of marketing exclusivity for STS may also be possible in the United States under orphan drug status.  We obtained U.S. Orphan Drug Designation for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients in 2004.

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

Corporate Relationships

License Agreement with Oregon Health & Science University

In November 2002, we acquired an exclusive license agreement with OHSU through our acquisition of Oxiquant Inc., which had entered into the license agreement with OHSU in September 2002.  Pursuant to the license agreement, OHSU granted us an exclusive worldwide license to intellectual property directed to thiol-based compounds including STS and their use in oncology.  In consideration, OHSU was issued 250,250 shares of common stock of Oxiquant that were subsequently converted upon the acquisition of Oxiquant into 382,514 shares of Adherex common stock, and warrants to purchase shares of Adherex common stock that subsequently expired in 2007.  In addition, we are required to make the following milestone payments: (i) $50,000 upon completion of Phase I clinical trials, (ii) $200,000 upon completion of Phase II clinical trials, (iii) $500,000 upon completion of Phase III clinical trials, and (iv) $250,000 upon the first commercial sale for any licensed product.  We are also required to pay OHSU a 2.5% royalty on net sales of any licensed products and a 15% royalty on any consideration received from sublicensing of the licensed technology.

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

Development and License Agreement with GlaxoSmithKline

In July 2005, we licensed eniluracil from GSK.  Under the original terms of the agreement, we received an exclusive license for eniluracil for all indications, and GSK retained options to buy back the compound at various points in time during its development in return for milestone payments and sales royalties to Adherex.  GSK made a concurrent equity investment of $3.0 million to assist in its further development.

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

The general collaboration agreement with McGill University terminated on November 19, 2009.  Adherex returned all licenses to McGill University granted in the agreement.

Competition

Competition in the biotechnology and pharmaceutical industries is intense.  We expect that if any of our product candidates achieve regulatory approval for sale, they will compete on the basis of drug efficacy, safety, patient convenience, reliability, ease of manufacture, price, marketing, distribution and patent protection, among other variables.  Our competitors may develop technologies or drugs that are more effective, safer or more affordable than any we may develop.

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

There are several potential therapies that may be competitive to eniluracil, including capecitabine (Xeloda®) which is an oral pro-drug of 5-FU marketed by Roche that is converted to 5-FU following absorption from the gastrointestinal tract.  Capecitabine is approved by the FDA and many other regulatory agencies worldwide for use in breast and colorectal cancer, but eniluracil/5-FU has a potential competitive advantage in having minimal hand foot syndrome compared to the up to 60% incidence with Xeloda®.  Hand foot syndrome is a major complication of the use of Xeloda® and there is currently no adequate treatment, with most physicians resorting to reducing the starting dosage of Xeloda®.

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

S-1, which is marketed by Taiho in Japan for gastric cancer, colorectal cancer, head and neck cancer, non-small cell lung cancer, and inoperable or recurrent breast cancer, is an orally active combination of tegafur and oxonic acid, an inhibitor of phosphoribosyl pyrophosphate transferase, an enzyme that reduces the incorporation of 5-FU into RNA.  Both S-1 and UFT have been shown to have very low levels of hand foot syndrome, but because they are reversible inhibitors of DPD, these products would not be expected to be as successful at targeting new product indications where DPD levels are intrinsically high, such as hepatocellular cancer, compared to an irreversible DPD inhibitor like eniluracil.  Other reversible DPD inhibitors in development include a Roche molecule, Ro 09-4889, which has completed a Phase I clinical study.  To our knowledge, no other irreversible DPD inhibitors are currently in development.

We are not aware of any commercially available agents that reduce the incidence of hearing loss associated with the use of platinum-based anti-cancer agents, for which purpose we are developing STS.  There are several potential competitive agents with activity in preclinical or limited clinical settings.  These include: D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings but was demonstrated to be inferior to STS in comparative studies; SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals for noise and age-related hearing loss but in early Phase I trials for chemotherapy related hearing loss, which mimics glutathione peroxidase and induces the intracellular induction of glutathione; AHLi-11, an siRNA compound not yet in clinical trials being developed by Quark Pharmaceuticals aimed at silencing p53 following high dose cisplatin therapy; N-acetylcysteine and amifostine, which have shown effectiveness (but less than STS) in experimental systems; and Vitamin E, salicylate and tiopronin, which have all demonstrated moderate activity in rat models to protect against cisplatin-induced ototoxicity, but no clinical trials have been performed.  Cochlear implants, which are small electronic devices that are surgically placed in the inner ear to assist with certain types of deafness, are utilized to offer some relief but are often suboptimal.

Many chemotherapeutic agents are currently available and numerous others are being developed.  Any chemotherapeutic products that we develop may not be able to compete effectively with existing or future chemotherapeutic agents.  Our competitors might obtain regulatory approval for their drug candidates sooner than we do, or their drugs may prove to be more effective than ours.  However, cancer as a disease is not currently controlled by any one anti-cancer agent, and there is typically a need for several agents at any one time and over time.

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

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a significant risk of loss.  You should carefully read this entire report and should give particular attention to the following risk factors.  You should recognize that other significant risks may arise in the future, which we cannot reasonably foresee at this time.  Also, the risks that we now foresee might affect us to a greater or different degree than currently expected.  There are a number of important factors that could cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements in this report.  These factors include, without limitation, the risk factors listed below and other factors presented throughout this report and any other documents filed by us with the Securities and Exchange Commission, or the SEC, and the Canadian securities regulators on SEDAR which can be accessed at www.sedar.com.

Risks Related to Our Business

We will need to raise substantial additional funds in the very near future to continue our operations.

We believe that our current cash and cash equivalents will only be sufficient to satisfy our anticipated capital requirements into the second quarter of 2010.  The audit opinion contained in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009 included a notation related to the uncertainty of our ability to continue as a going concern.  The current conditions in worldwide financial markets make fund-raising for small biotechnology companies like us very difficult.  Although, we continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner than June 30, 2010.  Our projections of our capital requirements into the second quarter of 2010 and beyond are subject to substantial uncertainty.  Our current and future working capital requirements may change depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with funding, up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs; our drug substance requirements to support clinical programs; changes in the focus, direction, or costs of our research and development programs; employee related expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and our commercialization activities, if any.  Any such change could mean more capital than we had anticipated thereafter may be required.  To finance our operations beyond the second quarter of 2010, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources.  Given current market conditions, there is a serious risk that we might not be able to raise the necessary capital or such funding may not be available on favorable terms or at all.  If we cannot obtain adequate funding in the very near term, we might be required to delay, scale back or eliminate certain research and development studies, consider business combinations or shut down some, or all of our operations.

We have a history of significant losses and have had no revenues to date through the sale of our products.  If we do not generate significant revenues, we will not achieve profitability.

To date, we have been engaged primarily in research and development activities.  We have had no revenues through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.  We have incurred significant operating losses every year since our inception on September 3, 1996.  We experienced net losses of approximately $3.0 million for the twelve months ended December 31, 2009, $13.6 million for the year ended December 31, 2008, $13.4 million for the fiscal year ended December 31, 2007, and $16.4 million for the fiscal year ended December 31, 2006.  At December 31, 2009, we had an accumulated deficit of approximately $101.0 million.  We anticipate incurring substantial additional losses due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors.  We have not commercially introduced any product and our product candidates are in varying stages of development and testing.  Our ability to attain profitability will depend upon our ability to fund and develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully.  Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years.  We may never achieve or sustain profitability on an ongoing basis.

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

We currently rely on scientific and research and development collaboration arrangements with academic institutions and other third party collaborators, including our agreement for eniluracil with GSK and an exclusive worldwide license from OHSU for STS.

The agreements with OHSU are terminable by either party in the event of an uncured breach by the other party.  We may also terminate our agreement with OHSU at any time upon prior written notice of specified durations to the licensor.  Termination of any of our collaborative arrangements could materially adversely affect our business.  For example, if we are unable to make the appropriate payments under these agreements, the licensor might terminate the agreement which might have a material adverse impact.  In addition, our collaborators might not perform as agreed in the future.

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

Development, manufacture and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries.  This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates, including eniluracil and STS, our product candidates that are farthest along in development and the regulatory process.

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

We and our third-party manufacturers are also required to comply with the applicable FDA current Good Manufacturing Practices, or GMP, regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.  Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products, and they are subject to additional FDA inspection. If we fail to comply with any of the FDA’s continuing regulations, we could be subject to reputational harm and sanctions, including:

●	delays, warning letters and fines;

●	product recalls or seizures and injunctions on sales;

●	refusal of the FDA to review pending applications;

●	total or partial suspension of production;

●	withdrawals of previously approved marketing applications; and

●	civil penalties and criminal prosecutions.

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

The development of our drug candidates and the manufacture and sale of any products that we develop will involve the use of processes, products and information, some of the rights to which are owned by others.  Our product candidates are licensed under agreements with GSK and OHSU.  Although we have obtained licenses or rights with regard to the use of certain processes, products and information, the licenses or rights could be terminated or expire during critical periods and we may not be able to obtain, on favorable terms or at all, licenses or other rights that may be required.  Some of these licenses provide for limited periods of exclusivity that may be extended only with the consent of the licensor, which may not be granted.

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

Eniluracil is currently protected under issued composition of matter and method patents that we exclusively licensed from GSK that expire in 2014 and 2015 (in combination with 5-FU).  STS is currently protected by method of use patents that we exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States.  None of the above expiry dates take into consideration additional pending patent applications for eniluracil that, if issued, could provide additional patent protection nor possible patent term extensions or periods of data exclusivity that may be available upon marketing approval in the various countries worldwide.  In addition, periods of marketing exclusivity for STS may also be possible in the United States under orphan drug status.  We obtained Orphan Drug Designation in the United States for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients in 2004, if approved, will have seven years of exclusivity in the United States from the approval date.

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

We have no experience manufacturing products and do not currently have the resources to manufacture any products that we may develop.  We currently have agreements with contract manufacturers for clinical supplies of STS, eniluracil and 5-FU, including drug substance providers and drug product suppliers, but they might not perform as agreed in the future or may terminate our agreement with them before the end of the required term.  Significant additional time and expense would be required to effect a transition to a new contract manufacturer.

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

Risks Related to Owning Our Common Shares

Our common shares have been delisted from NYSE Alternext US LLC (formerly the American Stock Exchange), which may make it more difficult for stockholders to dispose of their shares.

In December 2008, we received notice from the NYSE Alternext US, LLC (formerly the American Stock Exchange), or AMEX, that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we had incurred losses from continued operations and net losses in the five most recent fiscal years.  On January 20, 2009, we voluntarily filed to delist our common stock from the AMEX and effective January 30, 2009, our common stock no longer traded on the AMEX.  As a result, any trading of our common stock in the U.S. will need to be conducted in the over-the-counter market, or on the pink sheets.  In addition, our common stock is also subject to the SEC’s penny stock rules, which impose additional requirements on broker-dealers who effect trades.  As a result, stockholders might have difficulty selling our common stock, particularly in the U.S.

We may be unable to maintain the listing of our common stock on the TSX and that would make it more difficult for stockholders to dispose of their common stock.

Our common stock is currently listed on the TSX.  The TSX has rules for continued listing, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise additional capital to continue operations.  In January 2009, our common stock was delisted from the AMEX as the Company did not meet the continued listing requirements of that exchange.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance.  From January 4, 2005 to December 31, 2009, the trading price of our stock fluctuated from a high closing price of CAD$2.09 per share to a low closing price of CAD$0.02 per share on the TSX.  From November 12, 2004 until our delisting on January 30, 2009, the trading price of our stock fluctuated from a high closing price of $1.71 per share to a low closing price of $0.01 per share on the AMEX.  Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future.  This low volume may contribute to the volatility of the market price of our common shares.  It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

At December 31, 2009, our current stockholders separately representing more than 5% ownership in our Company, collectively represented beneficial ownership of approximately 60% of our common shares.  In particular, Southpoint Capital Advisors LP owns or exercises control over 41.5 million common shares, representing approximately 32% of the issued and outstanding common shares. In addition, Mr. Robert Butts, Co-Founder and Portfolio Manager of Southpoint Capital Advisors LP, serves as our Chairman of  our Board of Directors.  Southpoint Capital, our other 5% stockholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents.  These stockholders might make decisions that are adverse to your interests.  The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common shares or deprive our other stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company.

We will need to raise substantial additional funds in the very near future to continue our operations, any equity offering will result in significant dilution to the ownership interests of shareholders and may result in dilution of the value of such interests and any debt offering will increase financial risk.

In order to satisfy our anticipated capital requirements beyond the second quarter of 2010, and possibly earlier, we will need to raise substantial additional funds through either the sale of additional equity, the issue of securities convertible into equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources.  The most likely sources of financing that may be available to the Company in the near term are the sale of common shares and/or securities convertible into common shares and the issuance of debt.

The Company cannot predict the size of future issues of common shares or the issue of securities convertible into common shares or the effect that any such future issues and sales of common shares will have on the market price of our common shares. However, given the current market price of the Company’s common shares, any transaction involving the issue of common shares, or securities convertible into common shares, will result in immediate and substantial dilution to present and prospective holders of common shares. Alternatively, the Company may rely on debt financing and assume debt obligations that require it to make substantial interest and capital payments and to pledge some or all of its assets as collateral to secure such debt obligations.

There are a large number of our common shares underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common shares.

Sale or issuance of a substantial number of our common shares in the future could cause the market price of our common stock to decline.  It may also impair our ability to obtain additional financing.  At December 31, 2009, we had outstanding warrants to purchase approximately 41.1 million of our common shares and had a weighted average exercise price of $0.44.  In addition, at December 31, 2009, there were approximately 15.8 million common shares issuable upon the exercise of stock options granted by us of which approximately 2.6 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$2.19 per common share and approximately 13.2 million were denominated in U.S. dollars and had a weighted average exercise price of $0.55 per common share.  We may also issue further warrants as part of any future financings as well as the additional 4.8 million options to acquire our common shares currently remaining available for issuance under our stock option plan.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease two facilities, one of which we sublease to another tenant.  The facility we occupy has approximately 1,100 square feet of office space in Chapel Hill, North Carolina and the current monthly lease payments are approximately $2,000 and the lease expires in January 2012.  The subleased space consists of approximately 7,636 square feet of laboratory and office space and the current monthly payments are approximately $10,500 and the lease expires in September 2010.  We have subleased this space to a third party for approximately $7,000 per month through September 2010.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  RESERVED

None.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 26, 2009:

Name	Age	Position
Rostislav Raykov	34	Chief Executive Officer and Board Member
Robert Andrade	34	Chief Financial Officer and Board Member
Dr. Thomas Spector	65	Chief Scientific Officer

Rostislav Raykov. Mr. Raykov, was appointed as the new Chief Executive Officer and member of the Board in July 2009.  Mr. Raykov is also a General Partner at DCML, a private investment partnership. Prior to joining DCML, Mr. Raykov was a General Partner of Alchem Investment Partners (2006-2007), an event driven hedge fund.  Prior to founding Alchem, Mr. Raykov was a portfolio manager and securities analyst for John A. Levin & Co. Event Driven Fund (2002-2005). Prior to joining John A. Levin & Co., Mr. Raykov was a securities analyst for the Merger Fund at Tiedemann Investment Group (1999-2002) and an investment banking analyst at Bear Stearns (1998-1999).  Mr. Raykov earned a B.S. in Business Administration from the University of North Carolina at Chapel Hill.

Robert Andrade. Mr. Robert Andrade, was appointed as Chief Financial Officer and member of the Board in September 2009.  Mr. Andrade is a General Partner at DCML, a private investment partnership.  Prior to joining DCML, Mr. Andrade was a portfolio manager and securities analyst for Millennium Partners L.P. (2006-2007). Prior to joining Millennium Partners L.P., Mr. Andrade was a securities analyst for the Event Driven Fund at Caxton Associates LLC (2003-2005).  Prior to Caxton Associates LLC, Mr. Andrade was a private equity associate at Trimaran Capital Partners (2000-2003) and an investment banking analyst at Bear Stearns (1997-1999). Mr. Andrade earned a M.A. and B.A. in Economics from the University of Southern California.

Dr. Thomas Spector, PhD. Dr. Spector was appointed Chief Scientific Officer at Adherex in July 2009.  He is President of Spector Consulting Services.  Dr. Spector is the principal inventor of the eniluracil / 5-fluorouracil treatment. In 2004, he discovered why the dosing regimen in Glaxo’s Phase III clinical trial was not optimal.  Dr. Spector has authored and co-authored over 100 scientific articles, including 25 manuscripts on eniluracil / 5-fluorouracil.  He has over 35 years experience in drug discovery and development and was the Assoc. Division Director of Experimental Therapy at Burroughs Wellcome and The International Vice President of Cancer Research at GlaxoWellcome (now GSK).  Dr. Spector received a Ph.D. in Pharmacology from Yale University.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Our common stock traded on currently trades on the Pink Sheets under the trading symbol “ADHXF” and previously under the trading symbol “ADH” from November 12, 2004 until January 29, 2009, and has traded on the TSX, under the trading symbol “AHX” since June 5, 2001.  In December 2008, we received notice from the AMEX that we were not in compliance with certain continued listing standards as set forth in Part 10 of the NYSE Alternext US, LLC Company Guide.  On January 20, 2009, we voluntarily filed to delist our common stock from the AMEX and on January 30, 2009, we no longer traded on the AMEX.  The following table sets forth the quarterly high and low market closing prices, and average daily trading volume on the AMEX and the TSX, for the two most recent full financial years:

	Pink Sheets-Over-the-Counter (in U.S. dollars)			Toronto Stock Exchange (in Canadian dollars)
Fiscal 2009:	High $	Low $	Volume	High $	Low $	Volume
Quarter ended 12/31/09	$0.07	$0.04	41,135	$0.07	$0.04	24,676
Quarter ended 09/30/09	0.08	0.03	162,329	0.09	0.03	50,638
Quarter ended 06/30/09	0.04	0.02	106,323	0.06	0.03	97,452
Quarter ended 03/31/09	0.04	0.01	73,131	$0.07	$0.02	30,298
Fiscal 2008:
Quarter ended 12/31/08	$0.09	$0.02	309,656	$0.11	$0.02	91,302
Quarter ended 09/30/08	0.23	0.09	110,686	0.20	0.10	26,653
Quarter ended 06/30/08	0.37	0.21	109,689	0.35	0.21	30,382
Quarter ended 03/31/08	0.40	0.30	61,708	0.39	0.26	24,969

As of March 5, 2010, the last reported sale on the TSX was CAD$0.04 per share and the last reported sale on the over the counter markets in the U.S. was $0.04 per share.

Record Holders

As of March 5, 2010, there were approximately 91 shareholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS.  All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in Canada.  Cede & Co. and CDS are each considered to be one shareholder of record.

Relative Stock Performance

The following line graph compares the percentage change, from December 31, 2005 to December 31, 2009, in cumulative total shareholder return for $100 (CAD$ for TSX and US$ for AMEX) invested in our common stock with cumulative total return of the AMEX Composite, the AMEX Biotechnology Index and the S&P/TSX Composite Total Return Index.

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

Under the Income Tax Act, assuming you are a U.S. Shareholder, and provided the common stock is listed on a designated stock exchange, which includes the TSX, you will generally not be subject to Canadian tax on a capital gain realized on an actual or deemed disposition of the common stock unless you alone or together with persons with whom you did not deal at arm’s length owned or had rights to acquire 25% or more of our issued shares of any class at any time during the sixty (60) month period before the actual or deemed disposition.  The Canadian government announced changes to the Income Tax Act on March 4, 2010, which, if enacted as proposed, will provide that U.S. Shareholders will not generally be subject to Canadian tax on a capital gain realized on an actual or deemed disposition of the common stock unless, in addition to the conditions set out above, more than 50% of the fair market value of the common stock is derived directly or indirectly from (i) real or immovable property situated in Canada; (ii) Canadian resource properties; (iii) timber resource properties; and (iv) options in respect of (i), (ii) or (iii) during the sixty (60) month period that precedes the disposition.  Based upon our review of our financial data for the current and prior fiscal years, we have determined that the common stock does not currently derive, and has not derived during the past sixty (60) months, more than 50% of its fair market value from the property listed above, and this characterization of the common stock will likely continue.

Dividends paid, credited or deemed to have been paid or credited on the common stock to U.S. Shareholders will be subject to a Canadian withholding tax under the Income Tax Act at a rate of 25% of the gross amount of the dividends.  Under the Tax Treaty, the rate of withholding tax on dividends generally applicable to U.S. Shareholders who beneficially own the dividends is reduced to 15%.  In the case of U.S. Shareholders that are corporations that beneficially own at least 10% of the Company’s voting shares, the rate of withholding tax on dividends generally is reduced to 5%.  So-called "fiscally transparent" entities, such as United States limited liability companies, or LLCs, are not entitled to rely on the terms of the Tax Treaty, and therefore do not benefit from these reduced rates.  Under the terms of a protocol to the Tax Treaty signed in September 2007 and ratified December 15, 2008, however, reduced rates under the Tax Treaty apply to members of fiscally transparent entities, such as LLCs and partnerships, who would be entitled to rely on the Tax Treaty if they held the common stock directly. Members of such entities are regarded as holding their proportionate share of the common stock held by the entity for the purposes of the Tax Treaty. The reduced withholding rates will apply to members of fiscally transparent entities for dividends paid on or after February 1, 2009.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The selected statement of operations data and balance sheet data with respect to the years ended December 31, 2009, 2008, 2007, 2006 and 2005 are derived from our consolidated financial statements as prepared in all material respects with generally accepted accounting principles in the United States and prepared in U.S. dollars.  The selected financial data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below and our consolidated financial statements and the notes thereto appended to this Annual Report filed on Form 10-K.  These historical results are not necessarily indicative of our future results.

Statement of Operations Data:	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
In thousands, except per share data	2009	2008	2007	2006	2005
Revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	2,113	10,366	10,912	14,003	11,678
Impairment of Capital Assets	386
Gain on Deferred Lease Inducements	(497)
General and administration	1,214	3,520	3,278	2,883	2,543
Loss from operations	(3,216)	(13,886)	(14,190)	(16,886)	(14,221)
Other Income	(157)	-	-	-	-
Interest expense	-	-	-	(3)	(11)
Interest income	47	286	833	449	361
Loss before income taxes	(3,012)	(13,600)	(13,357)	(16,440)	(13,871)
Recovery of income taxes	-	-	-	-	-
Net loss	$(3,012)	$(13,600)	$(13,357)	$(16,440)	$(13,871)
Net loss per share of common stock, basic and diluted	$(0.02)	$(0.11)	$(0.11)	$(0.34)	$(0.35)
Weighted average number of shares of common stock outstanding, basic and diluted	128,227	128,227	116,571	47,663	39,276

Balance Sheet Data:	December 31,	December 31,	December 31,	December 31,	December 31,
In thousands, except per share data	2009	2008	2007	2006	2005
Cash, cash equivalents and short-term investments	$685	$5,401	$16,217	$5,718	$13,144
Working capital	412	3,209	14,159	1,200	10,735
Total assets	833	6,060	17,209	6,628	14,291

Common stock	64,929	64,929	64,929	46,524	41,306
Additional paid-in capital	35,225	34,860	32,355	24,523	23,110
Accumulated deficit	(100,991)	(97,979)	(84,379)	(71,022)	(54,582)
Stockholders’ equity	$406	$3,053	$14,148	$1,268	$11,077

Number of shares of common stock outstanding	128,227	128,227	128,227	50,382	42,629

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our annual consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles within the United States, or  U.S. GAAP, and applicable U.S. Securities and Exchange Commission, or SEC, regulations for financial information.  The preparation of these financial statements also conform in all material respects with generally accepted accounting principles in Canada, or Canadian GAAP, except as described in Note 10 in our annual consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2009.  The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an ongoing basis.  Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

Overview

On July 7, 2009, we announced that we intended to focus our remaining financial resources on the development of oral eniluracil.  We have terminated our eniluracil study using our topical formulation and will focus our resources on the development of a redesigned study combining oral eniluracil and 5-fluorouracil, or 5-FU, targeting anti-cancer indications.  After a careful evaluation of the data from the prior GlaxoSmithKline, or GSK, studies, data from our studies and other studies using eniluracil, we believe we can design and implement a Phase II study with eniluracil within the next three to six months assuming we have adequate financial resources to conduct such a study, which is not assured.

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

Mr. Butts is a Co-Founder and Portfolio Manager of Southpoint Capital Advisory LP, which owns 41.5 million common shares of the Company, representing approximately 32% of the issued and outstanding common shares.

On August 19, 2009, Dr. Robin Norris, the Company’s Chief Operating Officer, amended and restated his employment agreement through and including December 31, 2009.  Dr. Norris’s employment was terminated on December 31, 2009.

On September 4, 2009, Jim Klein, the Company’s Chief Financial Officer, resigned from the Company.  The Company appointed Robert Andrade as its new Chief Financial Officer subsequent to Mr. Klein’s resignation.

On September 23, 2009, the Company’s Board of Directors approved the appointment of Deloitte & Touche LLP as the Company’s new auditor replacing PricewaterhouseCoopers LLP (“PwC”).  The resignation of PwC on September 23, 2009 was not related to any disagreements with Company management over the Company’s audited financial statements.  There have been no reportable events (as defined in National Instrument 51-102 (Section 4.11))  and in Item 304(a)(1)(v) of Regulation S-K  between the Company and PwC.  During the Company’s fiscal years ended December 31,2007 and 2008 and through September 23, 2009, the Company did not consult with PwC regarding any matters described in Items 304(a)(1)(iv) or 304(a)(1)(v) of Regulation S-K.

As a result of our limited financial resources and the decline in the availability of further capital, we plan to focus our activities on the development of eniluracil.  Accordingly, we have postponed or terminated many of our previously planned or ongoing clinical development programs as outlined below.  We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements only into the second quarter of 2010.  The members of the Board of Directors have also agreed to continue to serve without further compensation.  We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies.  However, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner.  As a result, the audit opinion contained in our Annual Report filed on Form 10-K included a notation related to the uncertainty of our ability to continue as a going concern.  Our projections of our capital requirements are subject to substantial uncertainty.  More capital than we had anticipated thereafter may be required.  To finance our operations beyond the second quarter of 2010, or earlier if necessary, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio  or from other sources.  Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms.  If we cannot obtain adequate funding in the very near term, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

The trading of our common stock in the U.S. must now be conducted in the over-the-counter markets, on the pink sheets.  Our common stock continues to trade on the TSX.  The TSX also has continued listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations.

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.  We experienced net losses of approximately $3.0 million for the twelve months ended December 31, 2009,  $13.6 million for the year ended December 31, 2008, $13.4 million for the fiscal year ended December 31, 2007, and $16.4 million for the fiscal year ended December 31, 2006.  As of December 31, 2009, our deficit accumulated during development stage was approximately $101.0 million.

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

In September 2009, the Company terminated the Maplewood lease relating to the Company’s primary office facility in Research Triangle Park for approximately $175,000.

Results of Operations

Fiscal 2009 versus Fiscal 2008

In thousands of U.S. Dollars	Fiscal 2009%		Fiscal 2008%		Increase (Decrease)

Revenue	$-		$-		$-
Operating expenses:
Research and development	2,113	66%	10,366	75%	(8,253)
Impairment of Capital Assets	386	12%	-		386
Gain on Deferred lease inducements	(497)	-15%	-		(497)
General and administration	1,214	38%	3,520	25%	(2,306)
Total operating expense	(3,216)	100%	(13,886)	100%	10,670

Other Income	157				157
Interest income	47		286		(239)

Net loss	$(3,012)		$(13,600)		$10,588

•
Research and development expenses were lower in fiscal 2009, as compared to fiscal 2008 primarily due to a decrease and closing of clinical studies being conducted throughout 2009, as compared to 2008.  During fiscal 2008, we completed our ADH-1 trial in combination with docetaxel, carboplatin, and capecitabine and completed patient enrollment in our Phase IIb systemic ADH-1 trial with regionally-infused melphalan for the treatment of melanoma.

•
General and administrative expenses decreased as a result of a reduction in our employee headcount effective April 2009.  General and administrative expense includes non-cash stock-based compensation expense of $0.5 million in fiscal 2009 and $1.3 million in fiscal 2008.

•	Interest income decreased in fiscal 2009, as compared to 2008 due to less cash on hand as a result of funding our operations during fiscal 2009.

Fiscal 2008 versus Fiscal 2007

In thousands of U.S. Dollars	Fiscal 2008%		Fiscal 2007%		Increase (Decrease)

Revenue	$-		$-		$-
Operating expenses:
Research and development	10,366	75%	10,912	77%	(546)
General and administration	3,520	25%	3,278	23%	242
Total operating expense	(13,866)	100%	(14,190)	100%	(304)

Interest expense	-		-
Interest income	286		833		(547)
Total other income	286		833		(547)

Net loss	$(13,600)		$(13,357)		$(243)

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

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through December 31, 2009, as prepared under U.S. GAAP (dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
December 31, 2007	$(3,008)	$(0.02)
March 31, 2008	$(4,304)	$(0.03)
June 30, 2008	$(3,442)	$(0.03)
September 30, 2008	$(3,244)	$(0.03)
December 31, 2008	$(2,610)	$(0.02)
March 31, 2009	$(2,246)	$(0.02)
June 30, 2009	$(761)	$(0.01)
September 30, 2009	$(35)	$(0.00)
December 31, 2009	$30	$0.00

Liquidity and Capital Resources

	December 31,	December 31,	December 31,
Dollars in thousands	2009	2008	2007
Selected Asset and Liability Data:
Cash and cash equivalents	$685	$5,401	$16,217
Working capital[Current Assets – Current Liabilities]	412	3,209	14,159

Selected Equity:
Common stock	$64,929	$64,929	$64,929
Accumulated deficit	(100,991)	(97,979)	(84,379)
Shareholders’ equity	406	3,053	14,148

Selected Cash Flow Data:
Net cash used in operating activities	$(4,688)	$(10,808)	$(13,303)
Net cash provided from financing activities	-	7	23,875

Number of shares of common stock outstanding	128,227	128,227	128,227

We have financed our operations since inception on September 3, 1996 through the sale of equity and debt securities and have raised gross proceeds totaling approximately $86.0 million through December 31, 2009.  We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $101.0 million as of December 31, 2009.  We have not generated any revenues to date through the sale of products.  We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with licensing fees, royalties, milestone payments or up-front payments.

The net cash flow used in operating activities for fiscal year 2009 was approximately $4.7 million, as compared to $10.8 million in fiscal 2008.  During fiscal 2009 our average monthly cash burn was $0.4 million, as compared to $0.9 million for fiscal 2008.  The decrease in the current year is due to a decrease our overall clinical activities and headcount during fiscal 2009.  At December 31, 2009, our working capital, defined as current assets less current liabilities decreased by approximately $2.7 million primarily due to funding research and development activities and general corporate operations.

In December 2008 we received notice from the AMEX that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we incurred losses from continued operation and net losses in the five most recent fiscal years.  On January 29, 2009, we voluntarily filed to delist our common stock from the AMEX and effective January 29, 2009 our common stock was no longer traded on the AMEX.  As a result, any trading of our common stock in the U.S. must now be conducted in the over-the-counter markets, on the pink sheets.  Our common stock continues to trade on the TSX.  The TSX also has continued listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations.

We believe that our current cash and cash equivalents of $0.7 million will be sufficient to satisfy our anticipated capital requirements into the second quarter of 2010.  In July 2009, we terminated the employment of our Chief Executive Officer for one month severance and we terminated another executive officer thereby reducing our operating expense.  In August 2009, we amended the employment contract of our Chief Operating Officer at a reduced salary and in September 2009, our Chief Financial Officer resigned.  We also terminated our topical eniluracil program thereby reducing our operating expense.  We continue to pursue various strategic alternatives, including, collaborations with other pharmaceutical and biotechnology companies and we believe that our current cash and cash equivalents will be sufficient to satisfy our currently anticipated capital requirements into the second quarter of 2010. However, if a strategic transaction or other source of further financial resources cannot be secured in the very near term, we might cease operations sooner than June 30, 2010.  Our projections of further capital requirements are subject to substantial uncertainty.  Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs, our drug substance requirements to support clinical programs; change in the focus, direction, or costs of our research and development programs; headcount expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

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

To finance our operations beyond the second quarter of 2010, or possibly earlier, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources.  The recent turmoil in the worldwide financial markets has led to an overall tightening in the credit markets and a significant decline in the availability of capital, especially for small biotechnology companies which are generally viewed as higher risk investments.  Given the current economic conditions, there is serious risk that we might not be able to raise the necessary capital or such funding may not be available on acceptable terms.  We can therefore make no assurance that we will be able to raise the necessary capital to continue our operations.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment.  At December 31, 2009, we had $0.7 million in cash accounts.  We have not experienced any loss or write down of our money market investments for the years ended December 31, 2009 and 2008.

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

Contractual Obligations and Commitments

Since our inception, inflation has not had a material effect on our operations.  We had no material commitments for capital expenses as of December 31, 2009.

The following table represents our contractual obligations and commitments at December 31, 2009 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Englert Lease (1)	$76	$-	$-	$-	$76
Eastowne Lease (2)	24	-	-	-	24
Drug purchase commitments (3)	25	25	-	-	50
Total	$125	$25	$-	$-	$150

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

(2)	In December 2009, we entered into a lease for new office facilities in Chapel Hill, North Carolina. Amounts shown assume the maximum amounts due under the lease.

(3)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.

Research and Development

Our research and development efforts have been focused on the development of cancer therapeutics and our cadherin technology platform and currently include eniluracil and STS.

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

Research and development expenses totaled $2.1 million and $10.4 million for the fiscal years ended December 31, 2009 and 2008, respectively.

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

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management‘s judgments.   Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.

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

In June 2008, the FASB issued authoritative guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, which was effective January 1, 2009. It provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the equity-linked instrument qualifies as a derivative instrument. We adopted this authoritative guidance on January 1, 2009.   As a result, any outstanding warrants denominated in Canadian dollars were not considered to be indexed to our stock and was therefore to be treated as derivative financial instruments and recorded at their fair value as a liability.  Since the warrants to purchase common stock that are denominated in Canadian dollars expired on December 19, 2008, EITF 07-5 did not have an effect on our financial statements.

Outstanding Share Information

Our outstanding share data at December 31, 2009 follows (in thousands):

December 31, 2009
Common shares	128,227
Warrants	41,119
Stock options	15,823
Total	185,169

Canadian Accounting Principles

We present our consolidated financial results in accordance with U.S. GAAP.  Significant differences exist between U.S. and Canadian GAAP and are presented in Note 10 in the consolidated financial statements.

New Accounting Pronouncements Adopted

In May 2009, the FASB issued authoritative guidance relating to subsequent events, which is effective June 15, 2009. It provides guidance for disclosing events that occur after the balance sheet date, but prior to the issuance of the financial statements. We adopted this authoritative guidance on June 30, 2009. The adoption of this authoritative guidance did not have any impact upon our financial position or operating results.

In December 2007, the Emerging Issue Task Force, or EITF, issued EITF No. 07-01, “Accounting for Collaborative Arrangement Related to the Development and Commercialization of Intellectual Property”, or EITF 07-01, codified as ASC 808-10.  EITF 07-01 defines the accounting for collaborations between participants.  EITF 07-01 requires certain transactions between collaborators to be recorded in the statement of operations on either a gross or net basis within expense when certain characteristics exist in the collaborative agreement.  EITF 07-01 did not have a material impact on our financial statements.

In December 2007, the FASB issued ASC No. 805, Business Combination” (“ASC 805”), which, requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at the fair value at the acquisition date.  ASC 805 establishes principles and requirements for how the acquirer: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of ASC 805 did not have a material impact on our financial statements.

In November 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-5”), codified as ASC 815-40.  In June 2008, one of the conclusions reached under EITF 07-05 was a consensus that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency.  The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock.  This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer's functional currency; such as the Company’s outstanding warrants to purchase common stock that are denominated in Canadian dollars.  This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), codified as ASC 815-10.

SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders' equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133.  As a result, the Company’s outstanding warrants denominated in Canadian dollars were not considered to be indexed to its own stock and should therefore be treated as derivative financial instruments and recorded at their fair value as a liability.  EITF 07-05 is effective for financial statements for fiscal years beginning after December 15, 2008 and earlier adoption is not permitted.   Since the warrants to purchase common stock that are denominated in Canadian dollars expired on December 19, 2008, EITF 07-5 did not have a material impact on the Company’s financial statements unless the Company issues further equity instruments denominated outside its functional currency.

In April 2009, an update was made to the Financial Instruments topic of the FASB codification Fair Value Measurements and Disclosures that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The new guidance also amends the existing requirements on the fair value disclosures in all interim financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that provides additional guidance in determining fair value when there is no active market or where price inputs being used represent distressed sales. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have an impact on our consolidated financial position and results of operations.

In April 2009, an update was made to the Debt and Equity topic of the FASB codification that provides guidance in determining whether impairments of debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have an impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP.  SFAS 168 explicitly recognizes rules and interpretative release of the SEC under federal securities laws as authoritative U.S. GAAP.  SFAS 168 if effective for interim and annual periods ending after September 15, 2009.  Accordingly, we were required to adopt SFAS 168 on October 1, 2009.  As the issuance of SFAS 168 and the Codification does not change U.S. GAAP, the adoption of this standard did not have any impact on our financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2010, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2009 except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of the guidance to have an impact on our consolidated financial position and results of operations.

ITEM7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2009, we had $Nil in money market investments which typically have minimal risk.  The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments.  We have not experienced any loss or write down of our money market investments for the years ended December 31, 2009 and 2008.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim.  To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research, and other corporate obligations.  At December 31, 2009 we held approximately $0.2 million in Canadian dollars.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 23, 2009, PricewaterhouseCoopers LLP (“PwC”) resigned as the Company’s independent registered public accounting firm.   The reports of PwC on the consolidated financial statements of the Company for the fiscal years ended December 31, 2008, 2007 and 2006 did not contain an adverse opinion or a diclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accouting principles.   During the Company’s fiscal years ended December 31, 2007 and 2008, and through September 23, 2009, the Company did not have any disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements for such years.   During the Company’s fiscal years ended December 31, 2007 and 2008 and through September 23, 2009, no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K have occurred.   PwC has indicated to the Company that it concurs with the foregoing statements contained in the second, third and fourth paragraphs above as they relate to PwC and has furnished a letter to the Securities and Exchange Commission to this effect.

The Company engaged Deloitte & Touche LLP,as its new independent registered public accounting firm as of September 23, 2009.  The Company’s Audit Committee participated in and approved this decision.  During the Company’s fiscal years ended December 31, 2007 and 2008 and through September 23, 2009, the Company did not consult with PwC regarding any matters described in Items 304(a)(1)(v) or 304(a)(1)(v) of Regulation S-K.

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

 Management’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act) as of December 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 12a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  A control sytem, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs.  Because of these inherent limitations, management does not expect that our internal controls over financial reporting can prevent all error and all fraud.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the last fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Election of Directors” contained in our proxy statement related to the 2010 Annual General Meeting of Stockholders scheduled to be held which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Audit Committee

On behalf of the Board, the Audit Committee of the Board retains, oversees and evaluates Adherex’s independent auditors, reviews the financial reports and other financial information provided by Adherex, including audited financial statements, and discusses the adequacy of disclosure with management and the auditors.  The Audit Committee also reviews the performance of the independent auditors in the annual audit and in assignments unrelated to the audit, assesses the independence of the auditors, and reviews their fees.  The Audit Committee is also responsible for reviewing Adherex’s internal controls over financial reporting and disclosure.

The Audit Committee operates under a written charter adopted by the Board and attached hereto as Exhibit 99.1 – Other Exhibits.

The directors have appointed an Audit Committee consisting of three directors; Claudio F. Bussandri, William Breen and Arthur Porter, all of whom are independent and financially literate within the meaning of National Instrument 52-110 – Audit Committees.  Mr. Bussandri holds an MBA from McGill University and has over 30 years of experience in various executive positions, including being the immediate past CEO of McKesson Canada and previously the President of Lantic Sugar Limited.   Mr. Breen has over 30 years of experience in various executive positions, including being the past Chairman, President and Chief Executive Officer of Simware Inc., Senior Vice President, Operations at Cognos Inc. and Vice President, Operations at Computel Systems Ltd. Dr. Porter has over 20 years of experience in various executive positions at medical organizations, including Chief Executive Officer of the McGill University Health Centre and the Detroit Medical Center.  Each of these directors has held various director and/or executive officer positions with private and public companies and/or community organizations and hase had responsibility for the supervision of the preparation of financial materials and disclosure documents for public and private corporations.

Though the Audit Committee does not have formal pre-approval policies and procedures in place, it has pre-approved all of the services performed by Deloitte & Touche LLP and PwC, as discussed below, as required by SEC regulation.

Audit Fees

The following table presents the aggregate fees for professional services and other services rendered by our independent auditors, Deloitte & Touche LLP and PwC in fiscal year 2009 and PwC in fiscal year 2008 (in United dollars):

	Fiscal Year 2009	Fiscal Year 2008
Audit Fees (1)	$63,000	$182,943
Audit-Related Fees (2)	-	--
Tax Fees (3)	11,250	56,702
All Other Fees (4)	-	3,707
Total	$74,250	$243,352

(1)
Audit Fees include fees for the standard audit work that needs to be performed each year in order to issue an opinion on the consolidated financial statements of the Corporation and to issue reports on the local statutory and regulatory financial statements.  It also includes fees for services that can only be provided by the Corporation’s auditor such as auditing of non-recurring transactions and application of new accounting policies, audits of significant and newly implemented system controls, pre-issuance reviews of quarterly financial results, consents and comfort letters and any other audit services required for U.S. Securities and Exchange Commission or other regulatory filings.

(2)	Audit-Related Fees include fees for those other assurance services provided by auditors but not restricted to those that can only be provided by the auditor signing the audit report.

(3)	Tax Fees include fees for periodic tax consultations and compliance services in various local, regional and national tax jurisdictions.

(4)	All Other Fees include fees for products and services other than Audit Fees, Audit Related Fees and Tax Fees, including access to an online database service provided by PwC.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the sections captioned “Executive Compensation” and “Compensation of Directors” contained in our proxy statement related to the 2010 Annual General Meeting of Stockholders scheduled to be held which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of shareholders to be filed no later than 120 days after December 31, 2009 and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2009:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights (*)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans	13,200,852	$ 0.55	4,876,326
approved by security holders	2,622,206	CAD $ 2.19
Equity compensation plans not approved by security holders	-	-	-
Total	15,823,674	-	4,876,326

*  The Company’s current stock option plans allows for the issuance of stock options denominated in both United States, or U.S., dollars and Canadian, or CAD, dollars.  This table presents the number and weighted-average exercise price of outstanding options by the currency associated with the original grants.  The numbers presented include 700,000 options with an exercise price of CAD $2.25 that were specifically approved by the Company’s shareholders on December 16, 2003 and granted to the Company’s Chief Executive Officer outside of the Company’s stock option plan.  At December 31, 2009 we had 13,200,852 stock options denominated in U.S. dollars with a weighted-average exercise price of $0.55 and 2,622,206 stock options denominated in CAD dollars with a weighted-average exercise price of CAD$2.19.  At December 31, 2009, we had 4,876,326 stock options available for future issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders to be filed no later than 120 days after December 31, 2009 and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders to be filed no later than 120 days after December 31, 2009 and is incorporated herein by this reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report filed on Form 10-K:

1.    Financial Statements – See Index to Financial Statements on page F-1.

2.    All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3.    Exhibits:

Exhibit No.	Description	Location

1.1	Underwriting and Agency Agreement dated January 19, 2007 between Adherex Technologies Inc. and Versant Partners Inc.	Exhibit 1.1 to Form 8-K of Adherex, filed February 22, 2007
3.1	Articles of Amalgamation dated June 29, 2004	Exhibit 1.7 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004
3.2	By-laws of the Company, as amended on November 2, 2004	Exhibit 1.9 to the Form 20-F/A Registration Statement (No. 001-32295) of Adherex, filed November 5, 2004
4.1	Registration Rights Agreement, dated as of December 19, 2003, by and between Adherex Technologies Inc. and HBM BioVentures (Cayman) Ltd.	Exhibit 4.9 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004
4.2	Warrant Indenture dated February 21, 2007 between Adherex Technologies Inc. and Computershare Trust Company of Canada	Exhibit 4.45 to Form 8-K of Adherex, filed February 22, 2007
4.3	Form of Common Stock Warrant dated February 21, 2007	Exhibit 4.43 to Form 8-K of Adherex, filed February 22, 2007
4.4	Form of Underwriter’s Warrant dated February 21, 2007	Exhibit 4.44 to Form 8-K of Adherex, filed February 22, 2007
10.1	General Collaboration Agreement, dated as of February 26, 2001, by and between Adherex Technologies Inc. and McGill University	Exhibit 4.2 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004
10.2	Exclusive License Agreement, dated as of September 26, 2002, by and between Oregon Health & Science University and Oxiquant, Inc.	Exhibit 4.5 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004
10.3	Lease Agreement, dated as of March 8, 2004, by and between Realmark-Commercial, LLC and Adherex, Inc.	Exhibit 4.8 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004
*10.4	Executive Employment Agreement, dated as of December 12, 2001, by and between Adherex Technologies Inc. and Robin J. Norris	Exhibit 4.10 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

*10.5	Executive Employment Agreement, dated as of February 19, 2003, by and between Adherex Technologies Inc. and William P. Peters	Exhibit 4.12 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004
*10.6	Executive Employment Agreement, dated April 21, 2004, by and between Adherex, Inc. and James A. Klein, Jr.	Exhibit 4.13 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004
10.7	Second Amendment to Lease Agreement dated September 14, 2004 between Realmark Commercial LLC and Adherex, Inc.	Exhibit 4.29 to the Form 20-F/A Registration Statement (No. 001-32295) of Adherex, filed November 5, 2004
10.8	Development and License Agreement dated July 14, 2005 between Adherex Technologies Inc. and Glaxo Group Limited**	Exhibit 4.30 to Form 6-K of Adherex, filed July 22, 2005
10.9	Sublease Agreement, dated as of August 31, 2005, by and between Biostratum, Inc. and Adherex, Inc. (Englert)	Exhibit 4.32 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005
10.10	Sublease Agreement, dated as of August 31, 2005, by and between Biostratum, Inc. and Adherex, Inc. (Creekstone)	Exhibit 4.33 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005
10.11	Amendment No. 1 to Development and License Agreement dated December 20, 2005 between Glaxo Group Limited and Adherex Technologies Inc.**	Exhibit 4.36 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005
10.12	Partial Assignment of Lease and Lease Amendment Number Two dated August 31, 2005	Exhibit 4.38 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005
10.13	Highwoods Realty Limited Partnership Office Master Lease (Creekstone)	Exhibit 4.39 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005
10.14	Consent to Sublease dated August 31, 2005 among Highwoods Realty Limited Partnership, BioStratum, Inc. and Adherex, Inc.	Exhibit 4.40 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2005
10.15	Amendment No. 2 to Development and License Agreement dated June 23, 2006 between Glaxo Group Limited and Adherex Technologies Inc.**	Exhibit 4.41 to Form 6-K of Adherex, filed August 9, 2006
10.16	Sub-SubLease Agreement dated December 22, 2006 between Biostratum, Inc and NephroGenex, Inc	Exhibit 4.46 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2006

*10.17	Executive Employment Agreement, dated as of February 28, 2007, by and between Adherex, Inc. and D. Scott Murray	Exhibit 4.47 to the Form 20-F Annual Report (No. 001-32295) of Adherex filed for fiscal year ended December 31, 2006
10.18	Amendment No. 3 to Development and License Agreement dated January 17, 2007 between Adherex Technologies Inc. and Glaxo Group Limited	Exhibit 4.42 to Form 6-K of Adherex, filed January 19, 2007

10.19	Amendment No. 4 to Development and License Agreement dated May 23, 2007 between Adherex Technologies Inc. and Glaxo Group Limited	Exhibit 10.1 to Form 8-K of Adherex, filed June 19, 2007
10.20	Amended and Restated Stock Option Plan	Exhibit 10.19 to Form 10-K of Adherex, filed March 28, 2008

10.21	License Agreement entered into on May 13, 2008 between Adherex Technologies Inc. and Stichting Antoni van Leeuwenhoek Ziekenhuis	Exhibit 10.21 to Form 10-Q of Adherex, filed August 13, 2008
10.22	Success-Based Incentive Program	Exhibit 10.22 to Form 8-K of Adherex, filed December 11, 2008
10.23	Seperation and Mutual Release Agreement – Dr. William Peters	Exhibit 10.23 to Form 8-K of Adherex, filed July 7, 2009
10.24	Lease Termination and Release	Exhibit 10.24 to Form 10-Q of Adherex, filed November 16, 2009
10.25	Amended and Restated Employment Agreement – Dr. Robin J. Norris	Exhibit 10.25 to Form 10-Q of Adherex, filed November 16, 2009
16	Press Release regarding change in certifying accountants	Filed herewith
21	Subsidiaries	Exhibit 8 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004
31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Other Exhibits - Audit Committee Charter	Filed herewith

*	Indicates a management contract or compensatory plan.

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

Adherex Technologies Inc.

Date March 30, 2010	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director

    Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	March 30, 2010
Rostislav Raykov	(principal executive officer) and Director

/s/ Robert Andrade	Chief Financial Officer, Director	March 30, 2010
Robert Andrade	(principal financial officer and principal accounting officer)

/s/ WILLIAM G. BREEN	Director	March 30, 2010
William G. Breen

/s/ CLAUDIO F. BUSSANDRI	Director	March 30, 2010
Claudio F. Bussandri

/s/ ROBERT W. BUTTS	Director	March 30, 2010
Robert W. Butts

/s/ ARTHUR T. PORTER	Director	March 30, 2010
Arthur T. Porter

ADHEREX TECHNOLOGIES INC.

Report of Independent Registered Chartered Accountants

To the Shareholders of Adherex Technologies Inc.

We have audited the accompanying consolidated balance sheet of Adherex Technologies Inc. and its subsidiaries (a development stage company) (the “Company”) as of December 31, 2009 and the related consolidated statement of operations, cash flows, and stockholders’ equity for the year ended December 31, 2009 and cumulatively for the period from September 3, 1996 (date of inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The Company's consolidated financial statements as of and for the years ended December 31, 2008 and 2007, and for the period from September 3, 1996 (date of inception) to December 31, 2008 were audited by other auditors whose report, dated March 30, 2009, expressed an unqualified opinion on those statements. The financial statements for the period from September 3, 1996 (date of inception) to December 31, 2008 reflected total revenues of $Nil and a net loss $97,821,000, and are included in the related total revenues and net loss respectively for the period from September 3, 1996 to December 31, 2009. Our opinion, insofar as it relates to the amounts included for the period from September 3, 1996 to December 31, 2008, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and Canadian generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adherex Technologies Inc. and its subsidiaries as of December 31, 2009 and the results of its operations and its cash flows for the year then ended, and cumulatively for the period from September 3, 1996 to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DeloitteTouche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Ottawa, Canada
March 30, 2010

Independent Auditors’ Report

To the Shareholders of Adherex Technologies Inc.

We have audited the accompanying consolidated balance sheets of Adherex Technologies Inc. (a development stage company) as of December 31, 2008 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2008 and December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company’s financial statements as of December 31, 2008 and for each of the two years in the period ended December 31, 2008 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Ottawa, Canada

March 30, 2009

Adherex Technologies Inc.
(a development stage company)
Consolidated Balance Sheets
(U.S. Dollars and shares in thousands, except per share amounts)

	December 31, 2009	December 31, 2008
Assets

Current assets
Cash and cash equivalents	$685	$5,349
Cash pledged as collateral	-	52
Accounts receivable	69	6
Investment tax credits recoverable	-	133
Prepaid expense	75	71
Other current assets	4	28
Total current assets	833	5,639

Capital assets	-	136
Leasehold improvements	-	285
Total assets	$833	$6,060

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$318	$547
Accrued liabilities	70	1,883
Other current liabilities	32	-
Total current liabilities	420	2,430

Deferred lease inducements	-	570
Other long-term liabilities	7	7
Total liabilities	427	3,007

Commitments and contingencies

Stockholders’ equity

Common stock, no par value; unlimited shares authorized; 128,227 shares issued and outstanding	64,929	64,929
Additional paid-in capital	35,225	34,860
Deficit accumulated during development stage	(100,991)	(97,979)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	406	3,053
Total liabilities and stockholders’ equity	$833	$6,060

 (The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Consolidated Statements of Operations
(U.S. dollars and shares in thousands, except per share information)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative From September 3, 1996 to December 31, 2009

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	2,113	10,366	10,912	64,890
Impairment of Capital Assets	386			386
Gain on Deferred lease inducements	(497)			(497)
Acquired in-process research and development	-	-	-	13,094
General and administration	1,214	3,520	3,278	24,709
Loss from operations	(3,216)	(13,886)	(14,190)	(102,583)

Other income (expense):

Settlement of Cadherin Biomedical Inc. litigation	-	-	-	(1,283)
Interest expense	-	-	-	(19)
Other income	157	-	-	255
Interest income	47	286	833	2,797
Total other income	204	286	833	1,750

Net loss and total comprehensive loss	$(3,012)	$(13,600)	$(13,357)	$(100,833)

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.11)	$(0.11)

Weighted-average number of shares of common stock outstanding, basic and diluted	128,227	128,227	116,571

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(U.S. Dollars and shares in thousands, except per share amounts)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative From September 3, 1996 to December 31, 2009
Cash flows from (used in):
Operating activities:
Net loss	$(3,012)	$(13,600)	$(13,357)	$(100,833)
Adjustments for non-cash items:
Depreciation and amortization	-	164	81	1,404
Non-cash Cadherin Biomedical Inc. litigation expense	-	-	-	1,187
Unrealized foreign exchange loss	-	-	-	9
Loss on impairment of capital assets	386	-	-	386
Amortization of and gain on lease inducements	(538)	(11)	111	(412)
Non-cash severance expense	-	-	-	168
Stock options issued to consultants	10	88	59	722
Stock options issued to employees	355	2,417	2,263	7,703
Acquired in-process research and development	-	-	-	13,094
Changes in operating assets and liabilities	(1,889)	134	(2,460)	(140)
Net cash used in operating activities	(4,688)	(10,808)	(13,303)	(76,889)

Investing activities:
Purchase of capital assets	-	(15)	(73)	(1,440)
Disposal of capital assets	-	-	-	115
Proceeds from sale of assets	24			24
Release of restricted cash	-	-	-	190
Restricted cash	-	-	(2)	(209)
Purchase of short-term investments	-	-	-	(22,148)
Redemption of short-term investments	-	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	-	(166)
Acquired intellectual property rights	-	-	-	(640)
Net cash provided from (used in) investing activities	24	(15)	(75)	(1,507)

Financing activities:
Conversion of long-term debt to equity	-	-	-	68
Long-term debt repayments	-	-	-	(65)
Capital lease repayments	-	-	-	(8)
Issuance of common stock	-	-	23,915	76,687
Registration expense	-	-	-	(465)
Financing expenses	-	-	-	(544)
Proceeds from convertible note	-	-	-	3,017
Other liability repayments	-	-	(40)	(87)
Security deposits received	-	7	-	35
Proceeds from exercise of stock options	-	-	-	51
Net cash provided from financing activities	-	7	23,875	78,713

Effect of exchange rate changes on cash and cash equivalents	-	3	-	368

Net change in cash and cash equivalents	(4,664)	(10,813)	10,497	685
Cash and cash equivalents - Beginning of period	5,349	16,162	5,665	-
Cash and cash equivalents - End of period	$685	$5,349	$16,162	685

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Consolidated Statements of Stockholders' Equity
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at June 30, 1996	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	1,600	-	-	-	-	-	-
Net loss	-	-	-	-	-	(37)	(37)
Balance at June 30, 1997	1,600	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(398)	(398)
Balance at June 30, 1998	1,600	-	-	-	-	(435)	(435)
Exchange of Adherex Inc. shares for Adherex Technologies Inc. shares	(1,600)	-	-	-	-	-	-
Issuance of common stock	4,311	1,615	-	-	-	-	1,615
Cumulative translation adjustment	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(958)	(958)
Balance at June 30, 1999	4,311	1,615	-	-	20	(1,393)	242
Issuance of common stock	283	793	-	-	-	-	793
Issuance of equity rights	-	-	-	171	-	-	171
Issuance of special warrants	-	-	-	255	-	-	255
Settlement of advances:
Issuance of common stock	280	175	-	-	-	-	175
Cancellation of common stock	(120)	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	16	-	16
Net loss	-	-	-	-	-	(1,605)	(1,605)
Balance at June 30, 2000	4,754	2,583	-	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering (“IPO”)	1,333	5,727	-	-	-	(38)	5,689
Other	88	341	-	-	-	-	341
Issuance of special warrants	-	-	-	1,722	-	-	1,722
Conversion of special warrants	547	1,977	-	(1,977)	-	-	-
Issuance of Series A special warrants	-	-	-	4,335	-	-	4,335
Conversion of Series A special warrants	1,248	4,335	-	(4,335)	-	-	-
Conversion of equity rights	62	171	-	(171)	-	-	-
Cumulative translation adjustment	-	-	-	-	182	-	182
Net loss	-	-	-	-	-	(2,524)	(2,524)
Balance at June 30, 2001	8,032	15,134	-	-	218	(5,560)	9,792
Cumulative translation adjustment	-	-	-	-	11	-	11
Net loss	-	-	-	-		(3,732)	(3,732)
Balance at June 30, 2002	8,032	15,134	-	-	229	(9,292)	6,071

(The accompanying notes are an integral part of these consolidated financial statements)
(continued on next page)

Adherex Technologies Inc.
(a development stage company)
Consolidated Statements of Stockholders' Equity (continued)
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at June 30, 2002	8,032	15,134	-	-	229	(9,292)	6,071
Common stock issued for Oxiquant acquisition	8,032	11,077	-	543	-	-	11,620
Exercise of stock options	5	4	-	-	-	-	4
Distribution to shareholders	-	-	-	-	-	(158)	(158)
Stated capital reduction	-	(9,489)	-	9,489	-	-	-
Stock options issued to consultants	-	-	-	4	-	-	4
Equity component of June convertible notes	-	-	-	1,058	-	-	1,058
Financing warrants	-	-	-	53	-	-	53
Cumulative translation adjustment	-	-	-	-	(159)	-	(159)
Net loss	-	-	-	-	-	(17,795)	(17,795)
Balance at June 30, 2003	16,069	16,726	-	11,147	70	(27,245)	698
Stock options issued to consultants	-	-	-	148	-	-	148
Repricing of warrants related to financing	-	-	-	18	-	-	18
Equity component of December convertible notes	-	-	-	1,983	-	-	1,983
Financing warrants	-	-	-	54	-	-	54
Conversion of June convertible notes	1,728	1,216	-	(93)	-	-	1,123
Conversion of December convertible notes	1,085	569	-	(398)	-	-	171
Non-redeemable preferred stock	-	-	1,045	-	-	-	1,045
December private placement	11,522	8,053	-	5,777	-	-	13,830
May private placement	4,669	6,356	-	2,118	-	-	8,474
Exercise of stock options	18	23	-	-	-	-	23
Amalgamation of 2037357 Ontario Inc.	800	660	(1,045)	363	-	-	(22)
Cumulative translation adjustment	-	-	-	-	(219)	-	(219)
Net loss	-	-	-	-	-	(6,872)	(6,872)
Balance at June 30, 2004	35,891	33,603	-	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	-	-	-	39	-	-	39
Stock options issued to employees	-	-	-	604	-	-	604
Cost related to SEC registration	-	(493)	-	-	-	-	(493)
Acquisition of Cadherin Biomedical Inc.	644	1,252	-	-	-	-	1,252
Cumulative translation adjustment	-	-	-	-	1,392	-	1,392
Net loss – six months ended December 31, 2004	-	-	-	-	-	(6,594)	(6,594)
Balance at December 31, 2004	36,535	34,362	-	21,760	1,243	(40,711)	16,654

(The accompanying notes are an integral part of these consolidated financial statements)
(continued on next page)

Adherex Technologies Inc.
(a development stage company)
Consolidated Statements of Stockholders' Equity (continued)
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at December 31, 2004	36,535	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	15	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	6,079	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	42,629	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	7,753	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	50,382	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	75,759	17,842	-	5,379	-	-	23,221
Exercise of warrants	2,086	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	128,227	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	128,227	$64,929	$-	$34,860	$1,243	$(97,979)	$3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net loss	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	128,227	$64,929	$-	$35,225	$1,243	$(100,991)	$407

(The accompanying notes are an integral part of these consolidated financial statements)

1.   Going Concern

Adherex Technologies Inc. (“Adherex”), a Canadian Corporation together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a development stage biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer.  With the exception of Adherex Technologies Inc., all subsidiaries are inactive.

These consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is a development stage company and during the year ended December 31, 2009, incurred a net loss of $3,012.  At December 31, 2009, it had an accumulated deficit of $100,991, and had experienced negative cash flows from operations since inception in the amount of $77,048.  Also, at December 31, 2009, the Company has cash and cash equivalents of $685,000, which based on management’s current plans, will only be able to fund operations into the second quarter of 2010.  The Company continues to pursue various strategic alternatives, including, collaborations with other pharmaceutical and biotechnology companies; however, if a strategic transaction is not completed or the Company does not otherwise obtain additional financial resources in the very near term, it might cease operations sooner than first quarter of 2010.   The Company has also not been successful in obtaining additional financing since February 2007.  These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate.

The Company’s ability to continue as a going concern is dependent on the raising of additional financial resources in the very near term. The Company does not anticipate any revenues in the foreseeable future.  If the Company is unable to obtain adequate financial resources, it could be forced to cease operations.  The Company’s management is considering all financial alternatives and seeking to raise additional funds for operations from current stockholders, other potential investors, corporate partners, or other sources.  This disclosure is not an offer to sell, nor a solicitation of an offer to buy the Company’s securities.  While the Company is striving to achieve these plans, there is no assurance that such funding will be obtainable on favorable terms or at all.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.   Significant Accounting Policies

Basis of presentation

Effective January 1, 2007, the Company changed its primary basis of accounting to United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”).  It made this change to comply with U.S. securities law as a result of the loss of the Company’s foreign private issuer status with the Securities and Exchange Commission (“SEC”).  The consolidated financial statements have been prepared in U.S. dollars.  The consolidated financial statements include the accounts of Adherex and of all its wholly-owned subsidiaries and all material inter-company transactions and balances have been eliminated upon consolidation.

These consolidated financial statements also conform in all material respects with generally accepted accounting principles in Canada ("Canadian GAAP") except as described in Note 10 in the consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Significant estimates include certain accruals and the value of stock based compensation.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment.  At December 31, 2009, the Company had $685 in cash accounts.  Money market investments typically have minimal risk; however, in recent months the financial markets have been volatile resulting in concerns regarding money market investments.  The Company did not experience any loss or write down of its money market investments for the years ended December 31, 2009 and 2008.

Capital assets

Capital assets are initially recorded at cost and are then amortized using the declining balance method at the following annual rates:

Furniture, fixtures and office equipment	20%
Computer equipment	30%
Computer software	100%
Laboratory equipment	20%

Leasehold improvements are amortized on a straight-line basis over the lease term.

Financial instruments

Financial instruments recognized on the balance sheets at December 31, 2009 and December 31, 2008 consist of cash and cash equivalents, cash pledged as collateral, accounts receivable, accounts payable and other current liabilities, the carrying value of which approximates fair value due to their relatively short time to maturity.  The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

The Company’s investment policy is to manage investments to achieve, in the order of importance, the financial objectives of preservation of principal, liquidity and return on investment.  Investments are made in U.S. or Canadian bank securities, commercial paper of U.S. or Canadian industrial companies, utilities, financial institutions and consumer loan companies, and securities of foreign banks provided the obligations are guaranteed or carry ratings appropriate to the policy.  Securities must have a minimum Dun & Bradstreet rating of A for bonds or R1 low for commercial paper.

The policy risks are primarily the opportunity cost of the conservative nature of the allowable investments.  As the main purpose of the Company is research and development, the Company has chosen to avoid investments of a trade or speculative nature.

Deferred leasehold inducements

Leasehold inducements consist of periods of reduced rent and other capital inducements provided by the lessor.  The leasehold inducements relating to the reduced rent periods are deferred and allocated over the term of the lease.  The Company has received lease inducements in the form of leasehold improvements and rent-free periods.

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

Common stock and warrants

At December 31, 2007, the Company had warrants outstanding to purchase common stock that were denominated in both U.S. and Canadian dollars, which resulted in the Company having warrants outstanding that were denominated outside the Company’s U.S. dollar functional currency.

In November 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-5”), codified as ASC 815-40.  In June 2008, one of the conclusions reached under EITF 07-05 was a consensus that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency.  The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock.  This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer's functional currency; such as the Company’s outstanding warrants to purchase common stock that were denominated in Canadian dollars.  This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), codified as ASC 815-10.  SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders' equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133.  As a result, the Company’s outstanding warrants denominated in Canadian dollars were not considered to be indexed to its own stock and should therefore be treated as derivative financial instruments and recorded at their fair value as a liability.  EITF 07-05 is effective for financial statements for fiscal years beginning after December 15, 2008 and earlier adoption is not permitted.   Since the warrants to purchase common stock that are denominated in Canadian dollars expired on December 19, 2008, EITF 07-5 did not have a material impact on the Company’s financial statements as the Company did not issue further equity instruments denominated outside its functional currency.

Revenue recognition

The Company recognizes revenue from multiple element arrangements under development and license agreement, which include license payments, milestones and royalties.  Revenue arrangements with multiple deliverables are accounted for in accordance with EITF No. 00-21, codified as ASC 605-25, “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and are divided into separate units of accounting if certain criteria are met.  The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

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

The Company accounts for uncertainty in income taxes by following the Financial Accounting Standards Board issued Interpretation No. 48 (‘‘FIN 48’’), codified as ASC 740-10-25, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.’’ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes.’, codified as ASC 740-10.  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority.  Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the financial statements.  Upon adoption of FIN 48, the Company has elected an accounting policy that continues to classify accrued interest and penalties related to liabilities for income taxes in income tax expense.

Foreign currency translation

The U.S. dollar is the functional currency for substantially all of the Company’s consolidated operations. For those entities, all gains and losses from currency translations are included in results of operations. For CBI which is using a functional currency other than the U.S. dollar, the cumulative translation effects are included in “accumulated other comprehensive income” in the consolidated balance sheets.

Stock-Based compensation plan

Effective January 1, 2006, the Company adopted the fair value recognition requirements of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-based Payment" ("SFAS No. 123(R)"), codified as ASC 718-10, using the modified prospective transition method and therefore has not restated results for prior periods.  The Company recognizes these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally three years.

Loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted net loss per share is computed using the same method, except the weighted average number shares of common stock outstanding include, convertible debentures, stock options and warrants, if dilutive.

New accounting pronouncements

In May 2009, the FASB issued authoritative guidance relating to subsequent events, which is effective June 15, 2009. It provides guidance for disclosing events that occur after the balance sheet date, but prior to the issuance of the financial statements. We adopted this authoritative guidance on June 30, 2009. The adoption of this authoritative guidance did not have any impact upon the Company’s financial position or operating results.

In December 2007, the Emerging Issue Task Force, or EITF, issued EITF No. 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”, or EITF 07-01, codified as ASC 808-10.  EITF 07-01 defines the accounting for collaborations between participants.  EITF 07-01 requires certain transactions between collaborators to be recorded in the statement of operations on either a gross or net basis within expense when certain characteristics exist in the collaborative agreement.  EITF 07-01 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued ASC No. 805, Business Combinations” (“ASC 805”), which, requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at the fair value at the acquisition date.  ASC 805 establishes principles and requirements for how the acquirer: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of ASC 805 did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued pronouncements under ASC 350-30, General Intangibles Other Than Goodwill (formerly FSP No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350-30 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets). ASC 350-30 requires a consistent approach between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of an asset under ASC 805-10. ASC 350-30 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The Company has adopted ASC 350-30 and applied its various provisions as required as of January 1, 2009. The adoption of ASC 350-30 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2009, an update was made to the Financial Instruments topic of the FASB codification Fair Value Measurements and Disclosures that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The new guidance also amends the existing requirements on the fair value disclosures in all interim financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that provides additional guidance in determining fair value when there is no active market or where price inputs being used represent distressed sales. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, an update was made to the Debt and Equity topic of the FASB codification that provides guidance in determining whether impairments of debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP.  SFAS 168 explicitly recognizes rules and interpretative release of the SEC under federal securities laws as authoritative U.S. GAAP.  SFAS 168 if effective for interim and annual periods ending after September 15, 2009.  Accordingly, we are required to adopt SFAS 168 on October 1, 2009.  As the issuance of SFAS 168 and the Codification does not change U.S. GAAP, the adoption of this standard is not expected to have any impact on the Company’s financial statements.

Recent accounting pronouncements

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2010, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2009 except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of the guidance to have an impact on the Company’s consolidated financial position and results of operations.

3.         Capital Assets

The components of capital assets are presented below:

	December 31, 2009		December 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Furniture, fixtures and office equipment	$-	$-	$92	$78
Computer equipment	-	-	149	115
Computer software	-	-	162	162
Laboratory equipment	-	-	623	537
Leasehold improvements	-	-	4	2
	-	$-	1,030	$894
Accumulated amortization	-		(894)
Net book value	$-		$136

Amortization expense for capital assets was $0 and $164 for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company determined the carrying values of its capital assets to be nil.  In connection with the 75% reduction in the Company’s employee headcount and limited financial resources, the Company had decided to list idle laboratory equipment for sale as they are no longer required by the business.  During the second quarter ended June 30, 2009, the Company received $24 from the sale of a portion of these assets.  Management determined the carrying values to be nil after not recording any other sale of these assets during 2009. Accordingly, the Company recorded a $101 loss on impairment of assets for the year ended December 31, 2009.

4.   Leasehold Improvements

On August 31, 2005, the Company entered into agreements to lease a new office and laboratory facility (“Maplewood Facility”) and sublease the Company’s existing facility (“Englert Facility”) on similar terms as in the original lease.  As an incentive to enter into the Maplewood Facility lease, the Company received free rent and capital inducements.  The Company only paid half rent for the Maplewood Facility over the first 24 months of the 84-month lease term and received additional inducements in the form of furniture, equipment and leasehold improvements.  In September 2009, the Company terminated the Maplewood lease relating to the Company’s primary office facility in Research Triangle Park for approximately $175,000.

Management has performed an impairment analysis ASC Topic 360, ―Property, Plant and Equipment‖ (previously SFAS No. 144) and has determined that the leasehold improvements, consisting primarily of equipment and leasehold improvements, were impaired at December 31, 2009.  At December 31, 2009, the Company determined the fair value of these leasehold improvements to be nil.  Accordingly, the Company recorded a $285 loss on impairment in Consolidated Statement of Operations for the year ended December 31, 2009.

The Company had recorded rent expense by charging the total rental payments plus the value of the capital inducements received against earnings on a straight-line basis over the 84-month term of the lease, which expires on August 31, 2012.

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

The offering comprised an aggregate of 75,759 shares of common stock, 37,879 investor warrants and 6,618 broker warrants to acquire additional shares of Adherex common stock.  Each whole investor warrant entitled the holder to acquire one additional share of Adherex common stock at an exercise price of $0.40 per share for a period of three years.  Each whole broker warrant entitles the holder to acquire one additional unit at an exercise price of $0.33 per unit for a period of two years, the unexercised portion of which expired on February 21, 2009.  The warrants, with a value of $5,379 based on the Black-Scholes option pricing model, have been allocated to additional paid-in-capital and the remaining balance of $17,842 has been included in common stock.

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

Shire BioChem Inc. agreement

On August 17, 2000, the Company entered into a subscription agreement and a license agreement with Shire BioChem Inc.  (“BioChem”).  Under the subscription agreement, BioChem purchased 88 shares of common stock of the Company for $341.  Pursuant to a price protection clause in the agreement, an additional eight shares of common stock were issued on completion of the Company’s IPO on June 5, 2001.

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

Warrants to Purchase Common Stock

At December 31, 2009, the Company had the following warrants to purchase common stock outstanding priced in U.S. dollars with a weighted average exercise price of $0.43 and a weighted average remaining life of 0.16 years:

Warrant Description	Number Outstanding at December 31, 2009	Exercise Price In U.S. Dollars	Expiration Date
Investor warrants	38,793	$0.40	February 20, 2010
Investor warrants	2,326	$0.97	May 7, 2010
	41,119

The 38,793 warrants with an exercise price of $0.40 expired on February 20, 2010.

Stock options

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan.  A maximum of 20,000 options, not including the 700 options issued to the Chief Executive Officer and specifically approved by the shareholders, are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant.  All options vest within three years or less and are exercisable for a period of seven years from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants.  A summary of the stock option transactions, for both the Canadian and U.S. dollar grants, through the year ended December 31, 2009 is below.

The following options granted under the stock option plan are exercisable in Canadian dollars:

		Exercise Price in Canadian Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2007	2,939	$1.65 - 3.25	$2.18
Granted	-	-	-
Exercised	-	-	-
Cancelled	(166)	1.65 - 3.25	1.99
Outstanding at December 31, 2008	2,773	1.65 - 3.25	2.19
Granted	-	-	-
Exercised	-	-	-
Cancelled	(150)	1.65 - 3.25	1.99
Outstanding at December 31, 2009	2,623	$1.65 - 3.25	$2.19

	Options Outstanding			Options Exercisable
Range of Exercise Price in Canadian Dollars	Number Outstanding at December 31, 2009	Weighted- average Exercise Price in Canadian Dollars	Weighted-average Remaining Contractual Life (years)	Number Outstanding at December 31, 2009	Weighted-average Exercise Price	Weighted- average Remaining Contractual Life (years)
$1.63 - $1.75	848	$1.66	0.19	848	$1.66	0.19
$1.76 - $2.00	191	1.98	1.92	191	1.98	1.92
$2.01 - $2.25	956	2.25	1.01	956	2.25	1.01
$2.26 - $3.00	526	2.80	1.36	526	2.80	1.36
$3.01 - $3.25	101	3.25	1.16	101	3.25	1.16
	2,623	$2.19	1.15	2,623	$2.19	1.15

The following options granted under the stock option plan are exercisable in U.S. dollars:

		Exercise Price in U.S. Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2007	12,724	$0.28 - 1.35	$0.58
Granted	3,318	0.10 - 0.38	0.37
Exercised	-	-	-
Cancelled	(409)	0.28 - 1.20	0.50
Outstanding at December 31, 2008	15,633	0.10 - 1.35	0.54
Granted	200	0.06	0.06
Exercised	-	-	-
Cancelled	(2,632)	0.28 - 1.20	0.50
Outstanding at December 31, 2009	13,201	$0.10 - 1.35	$0.55

	Options Outstanding			Options Exercisable
Range of Exercise Price in U.S. Dollars	Number Outstanding at December 31, 2009	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (years)	Number Outstanding at December 31, 2009	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (years)
$0.05 - $0.30	2,705	$0.26	4.02	2,683	$0.26	4.00
$0.31 - $0.50	2,873	0.38	3.22	2,862	0.38	3.21
$0.51 - $0.75	6,368	0.63	3.21	6,235	0.63	3.18
$0.76 - $1.35	1,255	1.17	2.41	1,235	1.16	2.41
	13,201	$0.55	3.35	13,014	$0.55	3.32

Stock compensation expense for the fiscal years ended December 31, 2009, 2008 and 2007 was $365, $2,505 and $2,322, respectively.  The weighted average fair value per share of options granted during the fiscal years ended December 31, 2009, 2008 and 2007 was $0.06, $0.29 and $0.43, respectively.  There was no intrinsic value in stock options outstanding at December 31, 2009.

The fair values of options granted in fiscal years ended December 31, 2008, 2007 and 2006 were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected dividend	0%	0%	0%
Risk-free interest rate	3.00%	3.16%	4.58%
Expected volatility	85.6%	85.6%	77.7%
Expected life	7 years	7 years	7 years

The Company uses the historical volatility and adjusts for available relevant market information pertaining to the Company’s share price.

6.   Research and Development

Investment tax credits earned as a result of qualifying research and development expenditures and government grants have been applied to reduce research and development expenses as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Cumulative From September 3, 1996 to December 31,
	2009	2007	2006	2009
Research and development	$2,113	$10,366	$10,912	$66,182
Investment tax credits	-	-	-	(1,632)
National Research Council grants	-	-	-	(197)
	$2,113	$10,366	$10,912	$64,353

7.   Capital and Operating Lease Commitments

The Company has entered into operating lease agreements for the office and laboratory facilities located in the United States.  As of December 31, 2009, the minimum cash payments per the lease agreements are as follows:

Year Ending	Amount
December 31, 2010	$100
December 31, 2011	-
December 31, 2012	-
December 31, 2013 and thereafter	-
Total minimum rent payments	$100

The table above includes a lease agreement for the Englert Facility which has been subleased to a third party until September 30, 2010.  Under the terms of the operating lease for the facilities, the Company financed $80 of leasehold improvements through the building’s owner.  The amount is being financed over the term of the lease which expires in September 2010 and bears an annual interest rate of six percent.  This obligation was assumed by the sublessee when the Company subleased the facility to a third party; however, should the sublessee default, the Company would become liable and assume all obligations included in the Englert Facility lease agreement. The Company has recorded $7 as a long term liability on the balance sheet related to the security deposit recoverable by sublessee from the Company.

Rental payments on operating leases are summarized in the table below:

Year Ending	Rent Amount	Interest
December 31, 2009	$477	$-
December 21, 2008	464	-
December 31, 2007	327	-

8.    Commitments and Contingencies

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

GlaxoSmithKline

On July 14, 2005, the Company entered into a development and license agreement with GlaxoSmithKline (“GSK”).  The agreement included the in-license by Adherex of GSK’s oncology product, eniluracil, and an option for GSK to license ADH-1.  As part of the transaction, GSK invested $3,000 in the Company's common stock.  On October 11, 2006, the GSK option to license ADH-1 expired unexercised.  Under the terms of the agreement relating to eniluracil, Adherex received an exclusive license to develop eniluracil for all indications and GSK retained options to buy-back and assume development of the compound at various points in time.  On March 1, 2007, the GSK agreement was amended and the Company purchased all of GSK’s remaining buy-back options for a fee of $1,000.  The Company is now required to pay GSK development and sales milestones and double-digit royalties.  Specifically, if the Company files a New Drug Application (“NDA”) with the Food and Drug Administration (“FDA”), the Company may be required to pay development milestones of $5,000 to GSK.  Depending upon whether the NDA is approved by the FDA and whether eniluracil becomes a commercial success, the Company may be required to pay up to an additional $70,000 in development and sales milestones for the initially approved indication, plus 14-16% royalties based on annual net sales.  If the Company pursues other indications, it may be required to pay up to an additional $15,000 to GSK per FDA-approved indication.

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

In addition, the Company is required to fund mutually agreed upon research at McGill over a period of ten years totaling CAD$3,300.  Annual funding commenced in 2001 with a total payment of CAD$200 and increases annually by 10 percent through to the tenth year of the agreement when annual funding reaches CAD$500.  The additional research commitment can be deferred in any year if it exceeds five percent of the Company’s cash and cash equivalents and at December 31, 2009, there have been no deferrals with respect to this provision.  The Company receives certain intellectual property rights resulting from this research.

The agreement with McGill was terminated on November 19, 2009.

9.    Income Taxes

The Company operates in several tax jurisdictions.  Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.  A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2009	2008	2007
Domestic loss	(1,804)	$(9,432)	$(9,104)
Foreign loss	(1,208)	(4,168)	(4,253)
Loss before income taxes	(3,012)	(13,600)	(13,357)

Expected statutory rate (recovery)	30.9%	30.90%	32.02%
Expected provision for (recovery of) income tax	(931)	(4,203)	(4,277)
Permanent differences	113	779	746
Change in valuation allowance	(3,290)	3,171	3,813
Non-refundable investment tax credits	(573)	(22)	(22)
Share issue costs and effect of change of carryforwards	-	(90)	(352)
Effect of foreign exchange rate differences	(876)	(143)	(637)
Expiry of loss	1,111	-	-
Effect of change in future enacted tax rates	-	886	916
Effect of tax rate changes and other	4,446	(378)	(187)
Provision for income taxes	$-	$-	$-

The Canadian statutory come tax rate of 30.9 percent is comprised of federal income tax at approximately 19 percent and provincial income tax at approximately 11.8 percent.

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2009, December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
Future tax assets:
SR&ED expenditures	2,117	$2,062	$1,931
Income tax loss carryforwards	17,651	21,307	19,243
Non-refundable investment tax credits	1,633	1,116	1,090
Share issue costs	187	298	425
Accrued expenses	27	137	153
Fixed and intangible assets	832	818	1,058
Harmonization credit	287	-	-
	22,448	25,738	23,900
Less: valuation allowance	(22,448)	(25,738)	(23,900)
Net future tax assets	$-	$-	$-

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term.

At December 31, 2009 the Company has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry forwards and non-refundable investment tax credits.  The unclaimed amounts and their expiry dates are as listed below:

	Federal	Province/ State
SR&ED expenditures (no expiry)	$7,872	$1,580
Income tax loss carryforwards (expiry date):
2014	5,786	6,537
2015	10,928	11,680
2021	26	-
2022	233	-
2023	133	-
2024	1,536	1,455
2025	4,795	4,768
2026	19,982	19,970
2027	8,136	8,128
2028	10,509	10,492
2029	3,553	3,552
Investment tax credits (expiry date):
2018	9	-
2019	7	-
2020	91	-
2021	52	-
2022	521	-
2023	379	-
2024	169	-
2025	189	-
2026	82	-
2027	86	-
2028	47	-
2029	-	-

10.    Canadian Accounting Principles

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States in U.S. dollars.  These principles differ, as they affect the Company, at December 31, 2009 and December 31, 2008 and for the fiscal years ended December 31, 2009, December 31, 2008, and December 31, 2007 in the following material respects from Canadian generally accepted accounting principles.  There are no differences in reported cash flow for the periods presented.

Consolidated Balance Sheets - Canadian GAAP:
	December 31,		December 31,
	2009		2008
Assets
Current assets	$833		$5,639
Leasehold improvements	-		285
Capital assets	-		136
Total assets	$833		$6,060
	a	)	b	)
Liabilities
Current liabilities	$420		$2,430
Other long-term liabilities	7		7
Deferred lease inducement	-		570
Total liabilities	427		3,007

Stockholders’ equity
Common stock	64,929		64,891
Contributed surplus	35,225		37,088
Accumulated other comprehensive income	1,243		5,850
Deficit accumulated during development stage	(100,991)		(104,776)
Total stockholders’ equity	406		3,053
Total liabilities and stockholders’ equity	$833		$6,060

Consolidated Statements of Operations – Canadian GAAP:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net loss in accordance with U.S. GAAP	$(3,012)	$(13,600)	$(13,357)
Adjustments to reconcile to Canadian GAAP:
Acquired intellectual property rights amortization (2)	-	(1,664)	(1,808)
Loss on impairment of intellectual property (2)	-	(7,220)	-
Future income taxes (2)	-	2,474	1,165
License fee paid (2)	-	-	1,000
License fee amortization (2)	-	(144)	(120)

Net loss and total comprehensive loss	$(3,012)	$(20,154)	$(13,120)
Net loss per share of common stock, basic and diluted	$(0.02)	$(0.16)	$(0.11)
Weighted-average number of shares of common stock outstanding, basic and diluted	128,227	128,227	116,571

Notes to the Consolidated Financial Statements - Canadian GAAP:

1.   Summary of significant accounting policies

Current accounting pronouncements

In January 2009, the Emerging Issues Committee of the CICA issued Abstract No. 173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities (“EIC-173”).  EIC-173 requires an entity to take into account its own credit risk and that of the relevant counterparties when determining the fair value of financial assets and financial liabilities, including derivative instruments.  This EIC, which was effective for the Company on January 1, 2009 had no impact on the financial position or results of operations.

In February 2008, the CICA issued Handbook Section 3064, “Goodwill and intangible assets”, replacing Handbook Sections 3062, “Goodwill and Other Intangible Assets” and 3450, “Research and Development Costs”.  It established standards for the recognition, measurement, presentation and disclosure of goodwill and intangibles by profit-oriented enterprises.  The new section was applicable to the Company’s financial statements beginning January 1, 2009 and did not have an impact upon adoption.

In June 2009, the CICA amended Handbook Section 3862, Financial Instruments – Disclosures, to enhance disclosure requirements about the liquidity risk of financial instruments, to include new disclosure requirements about the fair value measurements of financial instruments, and to include implementation guidance about fair value measurement disclosures to assist in applying the Handbook Section.  Handbook Section 3862 now requires that all financial instruments measured at fair value be categorized into one of three hierarchy levels, described below, for disclosure purposes.  Each level is based on the transparency of the inputs used to measure the fair values of assets and liabilities:

-	Level 1 – inputs are based on unadjusted quoted prices in active markets for identical assets and liabilities;

-	Level 2 – inputs other than quoted prices in Level 1 that are observable for the asset or liability, either directly or indirectly; and

-	Level 3 – inputs for the asset or liability that are not based on observable market data.

Determination of fair value and the resulting hierarchy requires the use of observable market data whenever available. The classification of a financial instrument in the hierarchy is based upon the lowest level of input that is significant to the measurement of fair value.  The amendments to Handbook Section 3862 had no impact on the Company’s financial statements.

2.    Acquired intellectual property rights

Under U.S. GAAP, the cost of acquired technology is charged to expense as in-process research and development ("IPRD") when acquired if the feasibility of such technology has not been established and no future alternative use exists.  Canadian GAAP requires the capitalization and amortization of the costs of acquired technology.  This difference decreases the net loss from operations under Canadian GAAP in the year the IPRD is acquired and increases the net loss under Canadian GAAP in subsequent periods as a result of amortization expense.

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

At December 31, 2005, the Company determined the carrying value of the intellectual property relating to mesna, which had a book value of $3,539, and a related future income tax asset of $1,294, was fully impaired and written off based on the Company’s lack of any further developmental plans. This decision was based on the addition of eniluracil to the Company’s product portfolio, along with the financial resources additionally devoted to the development of ADH-1. The loss on impairment is calculated as the amount by which the carrying amount of the asset exceeded its discounted cash flows.

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

On March 1, 2007, the Company purchased all of GSK’s remaining options to buy back eniluracil under the Company’s development and license agreement for a cash fee of $1,000.  Under U.S. GAAP, the cost of the license fee paid to GSK was charged to expense as the feasibility of such technology had not been established and no future alternative use existed.  Canadian GAAP requires the capitalization and amortization of the costs of such license fees.  The license fee was being amortized over the estimated life of seven years on a straight-line basis.

During the year ended December 31, 2007, the Company reduced the future tax liability by $660 which was the amortization expense for the intellectual property.  In addition, at December 31, 2007, the Company reduced the future tax liability by $505 to adjust for lower tax rates projected over the remaining estimated life of the intellectual property.

At December 31, 2008, given the disruption and uncertainty in the global economy, the significant decrease in the Company’s stock price, lack of financial resources, and the continued projection of negative cash flows, all of which made the Company’s ability to attract future capital difficult, it was determined that the appropriate triggers had been reached for an impairment test of all intangible assets. The Company performed asset recoverability tests, using undiscounted cash flows based on internal projections for revenues and expenses. The Company determined the carrying value of the intellectual property relating to both STS and eniluracil, which had a combined book value of $7,220, and a related future income tax liability of $1,970, exceeded the fair value of nil, and the entire carrying value was written off.  While the Company impaired the intellectual property in the financial statements, there has been no material change in the underlying science associated with these compounds and therefore the Company will continue the current ongoing studies relating to STS and topical eniluracil.