Form 10-Q
period 2010-03-31
ADHEREX TECHNOLOGIES INC
filed 2010-05-14
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____

Commission File Number: 001-32295

ADHEREX TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Canada (State or Other Jurisdiction of Incorporation or Organization	20-0442384 (I.R.S. Employer Identification No.)

501 Eastowne Drive, Suite 140 Chapel Hill, North Carolina
(Address of Principal Executive Offices)	27514 (Zip Code)

Registrant's Telephone Number, Including Area Code: (919) 636-4530

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of May 13, 2010, there were 368,293,451 shares of Adherex Technologies Inc. common stock outstanding.

PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Balance Sheets
(U.S. Dollars and shares in thousands, except per share amounts)

	March 31, 2010	December 31, 2009

Assets

Current assets:
Cash and cash equivalents	$348	$685
Cash pledged as collateral	-	-
Accounts receivable	43	69
Prepaid expense	75	75
Other current Assets	4	4
Total current assets	470	833

Capital assets	-	-
Leasehold inducements	-	-
Total assets	$470	$833

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$338	$318
Accrued liabilities	$53	70
Other current liabilities	32	32
Total current liabilities	423	420

Other long-term liabilities	7	7
Deferred lease inducement	-	-
Total liabilities	430	427

Commitments and contingencies

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 128,227 shares issued and outstanding	64,929	64,929
Additional paid-in capital	35,225	35,225
Deficit accumulated during development stage	(101,357)	(100,991)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	40	406
Total liabilities and stockholders’ equity	$470	$833

(The accompanying notes are an integral part of these interim consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Condensed Consolidated Statements of Operations
(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Cumulative From September 3, 1996 to
	March 31, 2010	March 31, 2009	March 31, 2010

Revenue	$-	$-	$-

Operating expenses:
Research and development	163	1,279	65,053
Impairment of Capital Assets			386
Gain on Deferred lease inducements			(497)
Acquired in-process research and development	-	-	13,094
General and administrative	203	673	24,913
Total operating expenses	366	1,952	102,949

Loss from operations	(366)	(1,952)	(102,949)

Other income (expense):
Settlement of Cadherin Biomedical Inc. litigation	-	-	(1,283)
Interest expense	-	-	(19)
Loss on impairment of assets held for sale	-	(340)	255
Interest income	-	46	2,797
Total other income and expense, net	-	(294)	1,252

Net loss and comprehensive loss	$(366)	$(2,246)	$(101,199)

Basic and diluted net loss per common share	$(0.00)	$(0.02)
Weighted-average common shares used in computing basic and diluted net loss per common share	128,227	128,227

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows
(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Cumulative From September 3, 1996 to
	March 31, 2010	March 31, 2009	March 31, 2010

Cash flows from (used in):
Operating activities:
Net loss	$(366)	$(2,246)	$(101,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation expense	-	-	1,187
Unrealized foreign exchange loss	-	-	9
Amortization of deferred lease inducements	0	(24)	(412)

Loss on impairment of capital assets	0	340	386
Non-cash severance expense	-	-	168
Stock options issued to consultants	-	5	722
Stock options issued to employees	-	296	7,703
Acquired in-process research and development	-	-	13,094
Changes in operating assets and liabilities	29	(673)	(114)
Net cash used in operating activities	(337)	(2,302)	(77,049)

Investing activities:
Purchase of capital assets	-	-	(1,440)
Disposal of capital assets	-	-	115
Release of restricted cash	-	-	190
Restricted cash	-	-	(209)
Purchase of short-term investments	-	-	(22,148)
Redemption of short-term investments	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	(166)
Acquired intellectual property rights	-	-	(640)
Net cash used in investing activities	-	-	(1,507)

Financing activities:
Conversion of long-term debt to equity	-	-	68
Long-term debt repayments	-	-	(65)
Capital lease repayments	-	-	(8)
Issuance of common stock, net of issue costs	-	-	76,687
Registration expense	-	-	(465)
Financing expenses	-	-	(544)
Proceeds from convertible note	-	-	3,017
Other liability repayments	-	-	(87)
Security deposits	-	-	35
Proceeds from exercise of stock options	-	-	51
Net cash provided in financing activities	-	-	78,713
			368
Effect of exchange rate changes on cash and cash equivalents	-	-	-
Net change in cash and cash equivalents	(337)	(2,302)	-
Cash and cash equivalents - Beginning of period	685	5,349	-
Cash and cash equivalents - End of period	$348	$3,047	$348

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
(The accompanying notes are part of these interim consolidated financial statements)
(continued on next page)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Stockholders' Equity (Continued)
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at December 31, 2004	36,535	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	15	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	6,079	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	42,629	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	7,753	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	50,382	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	75,759	17,842	-	5,379	-	-	23,221
Exercise of warrants	2,086	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	128,227	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	128,227	64,929	-	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net loss for quarter	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	128,227	64,929	-	35,225	1,243	(100,991)	407
Stock options issued to consultants	-	-	-	-	-	-	-
Stock options issued to employees	-	-	-	-	-	-	-
Net loss for quarter	-	-	-	-	-	(366)	(366)
Balance at March 31, 2010	128,227	$64,929	$-	$35,225	$1,243	$(101,357)	$40

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

The Company is a development stage company and during the three months ended March 31, 2010, incurred a net loss of $366.  At March 31, 2010, it had an accumulated deficit of $101,357 and had experienced negative cash flows from operations since inception in the amount of $77,049.  As further described in Note 5 Subsequent Events, on April 30, 2010, the Company announced the first closing of a $7.2 million funding into the Company.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management.  The Company’s independent auditor has not performed a review of these financial statements.  These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  Except as set out below, the Company's accounting policies are consistent with those presented in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  These unaudited interim consolidated financial statements have been prepared in U.S. dollars.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
 (U.S. dollars and shares in thousands, except per share information)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim condensed consolidated financial statements.  Actual results could differ from these estimates.  In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at March 31, 2010, and to state fairly the results for the periods presented.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment.  At March 31, 2010, the Company had $3 in money market investments, which typically have minimal risk, and $345 in cash.  The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments.  The Company did not experience any loss or write down of its money market investments for the three-month period ended March 31, 2010 and 2009, respectively.

3.      Recent Accounting Pronouncements

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

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
 (U.S. dollars and shares in thousands, except per share information)

4.      Stockholders' Equity

Warrants to purchase common stock

At March 31, 2010, the Company had the following warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average exercise price of $0.44 and a weighted average remaining life of 0.7 years:

Warrant Description	Number Outstanding at March 31 2010	Exercise Price In U.S. Dollars	Expiration Date
Investor warrants	2,326	$0.97	May 7, 2010
	2,326

The 2,326 warrants with an exercise price of $0.97 expired on May 7, 2010.  Please read Note 5 – Subsequent Events for further details of additional warrants outstanding as of April 30, 2010.

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

During the three-month periods ended March 31, 2010 and 2009, the Company recognized total stock-based compensation expense of $0 and $301, respectively.

Valuation assumptions

There were no options granted in the three month period ended March 31, 2010 and the options granted in the three-month periods ended March 31, 2009 were estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions: expected dividend 0%, risk-free interest rate of 3.15%, expected volatility 85% and a 7 year expected life.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
 (U.S. dollars and shares in thousands, except per share information)

Stock option activity

The following is a summary of option activity for the three-month period ended March 31, 2010 for stock options denominated in Canadian dollars:

	Number of Options	Weighted- average Exercise Price
Outstanding at December 31, 2009	2,623	CAD$	2.19
Granted	-		-
Exercised	-		-
Forfeited/cancelled/expired	-	CAD$	2.19
Outstanding at March 31, 2010	2,623	CAD$	2.19

The following is a summary of option activity for the three-month period ended March 31, 2010 for stock options denominated in U.S. dollars:
	Number of Options	Weighted- average Exercise Price
Outstanding at December 31, 2009	13,201	$0.55
Granted	-	-
Exercised	-	-
Forfeited/cancelled/expired	-	-
Outstanding at March 31, 2010	13,201	$0.55

5.	Subsequent Event

On April 30, 2010, Adherex Technologies Inc. (TSX:AHX), announced that it has completed a first closing of a  non-brokered private placement (“Private Placement”) of 240,066,664 units, at a price of $0.03 per unit for gross proceeds of CDN$7,202,000. Adherex intends to raise up to an additional CDN$1,800,000 by way of a non-brokered private placement which will occur in one or more closings and up to an additional CDN$12,750,000 by way of a rights offering.

The equity financings will consist of:
•	a non-brokered private placement by Adherex of between 240,000,000 and 300,000,000 units, at a price of $0.03 per unit for gross proceeds of between CDN$7,200,000 and CDN$9,000,000; and
•	a rights offering to its shareholders for the distribution of rights to subscribe for 425,000,000 units at a price of $0.03 per unit, for gross proceeds of up to $12,750,000.

Purchasers of units in the private placement that are existing shareholders of Adherex have agreed not to participate in the rights offering.

Each unit shall consist of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant will entitle the holder thereof to purchase one common share of the Company at a purchase price of CDN$0.08 per share for a period of five years from the issue date.  The subscription price for the equity financings represents a 40% discount to the 5 day volume weighted average price of the Company’s common shares on the TSX at the date of receipt of the term sheet from Southpoint.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
 (U.S. dollars and shares in thousands, except per share information)

Subject to receiving the required regulatory approvals and as soon as possible after the completion of the first closing of the private placement, it is anticipated that Adherex will file a preliminary short-form prospectus for the rights offering with the securities regulatory authorities in Canada to qualify the distribution of the rights in Canada and a Form S-1 registration statement with the Securities and Exchange Commission to register the transaction in the United States.  The commencement of the rights offering will occur promptly following the receipt for the final prospectus in Canada and the effectiveness of the registration statement in the United States. Adherex intends to complete the rights offering as soon as possible thereafter. Adherex intends to announce additional information regarding the rights offering at the time it files the prospectus and registration statement.

Adherex plans to use of proceeds of the sale of the Units will be to (i) conduct and monitor a Phase II Eniluracil study, (ii) satisfy corporate overhead and related expenses, and (iii) pay financing related expenses.

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

Overview

On July 7, 2009, we announced that we intended to focus our remaining financial resources on the development of oral eniluracil.  We will focus our resources on the development of a redesigned study combining oral eniluracil, 5-fluorouracil, or 5-FU, and leucovorin targeting anti-cancer indications.   After a careful evaluation of the data from the prior GlaxoSmithKline, or GSK, studies and data from our own and other studies using eniluracil, we believe we can begin patient enrollment in a Phase II study with eniluracil, 5-FU and leucovorin within the next nine months.  Additionally, throughout the remainder of 2009, we conducted a strategic review of ADH-1 and STS.  Our evaluation of ADH-1 resulted in the termination of our license agreement with McGill University.  We continue to hold various ADH-1 and small molecule patents that are property of Adherex.  We are also supporting an investigator led Phase I study that will combine ADH-1 with gemcitabine.  With regards to STS, we continue patient enrollment of our Phase III studies for both the International Childhood Liver Tumour Strategy Group, known as SIOPEL, and the Children's Oncology Group, or COG.

As discussed in Note 5 - Subsequent Events, we recently completed a funding into the Company which will allow for our planned clinical development of eniluracil as well as the support of our remaining programs. We currently have four employees and members of the Board of Directors have agreed to continue to serve for the benefit of the shareholders without further cash compensation.

We are a biopharmaceutical company focused on cancer therapeutics.  We have the following products in the clinical stage of development:    (1) Eniluracil, an oral dihydropyrimidine dehydrogenase, or DPD, inhibitor, which may improve the tolerability and effectiveness of 5-fluorouracil (5-FU), one of the most widely used oncology drugs in the world; and (2) STS, a chemoprotectant being developed to reduce or prevent hearing loss that may result from treatment with platinum-based chemotherapy drugs and (3)  ADH-1, a peptide molecule that selectively targets N-cadherin, a protein present on the blood vessels of solid tumors.

We are evaluating a study design for a Phase II study in which we will dose patients with eniluracil, 5-FU and leucovorin.  Our prior eniluracil studies have shown that the dose of eniluracil was too low and consequently provided inadequate inactivation of DPD.  We plan to increase the dose of eniluracil and also include leucovorin in our planned clinical trial.  Leucovorin potentiates the anticancer activity of 5-FU and has been shown to be well tolerated in patients treated with both eniluracil and 5FU.  Leucovorin is uniquely appropriate to eniluracil regimens because it greatly reduces the variability of 5-FU dosing.  We are evaluating cancer disease targets for our planned Phase II trial and are currently considering colorectal and breast cancer, where Xeloda is indicated. The combination of eniluracil and 5-FU has been shown to be active and well tolerated against these diseases.  However, the previous studies used eniluracil in a ten to one ratio to 5-FU.  Because such high ratios of eniluracil to 5-FU were found to decrease the antitumor activity in laboratory animals, our planned study will use a strategy that adequately inactivates DPD and does not have high levels of eniluracil present when 5-FU is administered.   We expect to design and commence these studies within the next nine months.  We will solicit the assistance of certain key opinion leaders for the design of these studies.

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

We have terminated our license agreement with McGill University related to ADH-1.  However, Adherex continues to hold various ADH-1 and small molecule patents that are our property.  We are also supporting an investigator led Phase I study that will combine ADH-1 with gemcitabine.

Our current prioritization initiative focuses primarily on our clinical activities with eniluracil, as well as logistical and product support of ongoing clinical programs.

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

The trading of our common stock in the U.S. must now be conducted in the over-the-counter markets, on the pink sheets.  Our common stock continues to trade on the Toronto Stock Exchange, or TSX.  The TSX also has continued listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations.  On April 22, 2010, the TSX issued an official delisting review of our common stock.  The Company has been granted 120 days in which to regain compliance with these requirements.

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.  We experienced net losses of approximately $366 for the three months ended March 31, 2010 and $2.2 million for the three months ended March 31, 2009.  As of March 31, 2010, our deficit accumulated during development stage was approximately $101.4 million.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the implementation of further cost reduction measures.  Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of product candidates, will depend on the availability of financial resources, the results of our clinical trials and any directives from regulatory agencies, which are difficult to predict.  Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated with our facilities in Chapel Hill, North Carolina in support of our drug development programs.

Results of Operations

Three months ended March 31, 2010 versus three months ended March 31, 2009:

In thousands of U.S. Dollars	Three Months Ended March 31, 2010%		Three Months Ended March 31, 2009%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	163	45%	1,279	86%	(1,116)
General and administration	203	55%	673	14%	(470)
Total operating expenses	366	100%	1,952	100%	(1,586)

Loss from operations	366		(1,952)		(1,586)

Loss on impairment of assets held for sale and leasehold inducements	-		(340)		(340)
Other income	-		-		-
Interest income	-		46		46
Net loss and total comprehensive loss	$(366)		$(2,246)		$(3,295)

•
Total operating expense decreased significantly in the three months ended March 31, 2010, as compared to the same period in 2009 primarily due to a significant decrease in our overall clinical development studies and reduction in our employee headcount effective April 2009 and continuing through March 31, 2010.

•	The Company recorded a loss on impairment of assets related to the write-down of certain assets value held for sale and leasehold improvements during the three months ended March 31, 2010.

•
The decrease in interest income in the three months ended March 31, 2010, as compared to the same period in 2009, is due to less cash on hand due to funding our operations during the three months ended March 31, 2010, as compared to the same period in 2009.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through March 31, 2010, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
September 30, 2007	$(3,202)	$(0.02)
December 31, 2007	$(3,008)	$(0.02)
March 31, 2008	$(4,304)	$(0.03)
June 30, 2008	$(3,442)	$(0.03)
September 30, 2008	$(3,244)	$(0.03)
December 31, 2008	$(2,610)	$(0.02)
March 31, 2009	$(2,246)	$(0.02)
June 30, 2009	$(761)	$(0.01)
September 30, 2009	$(35)	$(0.00)
December 31, 2009	$30	$0.00
March 31, 2010	$(366)	$(0.00)

Liquidity and Capital Resources

	March 31,	December 31,
In thousands of U.S. dollars	2010	2009
Selected Asset and Liability Data:
Cash and cash equivalents	$348	$685
Working capital	47	412

Selected Stockholders’ Equity Data:
Common stock	$64,929	$64,929
Deficit accumulated during the development stage	(101,357)	(100,991)
Total stockholders’ equity	40	406

We have financed our operations since inception on September 3, 1996 through the sale of equity and debt securities and have raised gross proceeds totaling approximately $93.0 million through April 30, 2010.  We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $101.4 million at March 31, 2010.  We have not generated any revenues to date through the sale of products.  We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

The net cash flow used in operating activities for the three months ended March 31, 2010 was approximately $337, as compared to $2.3 million during the same period in 2009.  This decrease is due to a decrease in our overall clinical activities and lower headcount during the three months ended March 31, 2010, as compared to the same period in 2009.

At March 31, 2010, our working capital decreased by approximately $366 from December 31, 2009 primarily due to funding research and development activities and general corporate operations.

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

Outstanding Share Information

The outstanding share data for our company as of March 31, 2010 (in thousands):

March 31, 2010
Common shares	128,227
Warrants	2,326
Stock options	15,823
Total	146,376

As described in Note 5 - Subsequent Events, the Company closed a $7.2 million funding on April 30, 2010 which consists of 240,066,664 units. Each unit represents one common shares and one warrants.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment.  At March 31, 2010, we had $0.3 million in cash accounts.  We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2010 and 2009, respectively.

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

Off-Balance Sheet Arrangements

Since our inception, we have not had any material off-balance sheet arrangements.  In addition, we do not engage in trading activities involving non-exchange traded contracts.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such activities.

Contractual Obligations and Commitments

Since our inception, inflation has not had a material impact on our operations.  We had no material commitments for capital expenses as of March 31, 2010.

The following table represents our contractual obligations and commitments at March 31, 2010 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Englert Lease (1)	$50	$-	$-	$-	$50
Eastowne Lease (2)	18	-	-	-	18
Drug purchase commitments (3)	-	25	-	-	25
Total	$68	$25	$-	$-	$93

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

Research and Development

Our research and development efforts have been focused on the development of cancer and currently include eniluracil, STS, ADH-1 and various cadherin-based preclinical programs.

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

Research and development expenses totaled $163 and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.

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

Our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

At March 31, 2010, we had $3 in money market investments which typically have minimal risk.  The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments.  We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2010 and 2009.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim.  To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research, and other corporate obligations.  At March 31, 2010 we held approximately $0.1 million in Canadian dollars.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act) as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors set forth in our Form 10-K for the fiscal year December 31, 2009 (the “2009 10-K) include risk relating to the Company’s ability raise substantial additional funds in the very near future to continue our operations. As described in Note 5 - Subsequent Events, the Company closed on April 30, 2010 a $7.2 million financing.  The Company’s disclosure of the need to raise additional capital to continue operations beyond the second quarter of 2010 is no longer applicable.

We may be unable to effectively deploy the proceeds from the April 30, 2010 financing for the development of eniluracil.

In April 2010, we announced the closing of a $7.2 million financing.  This financing requires effective management and deployment of our current employees and consultants.  Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop eniluracil.

Item 6.  Exhibits

		Registrant’s		Exhibit	Filed
Exhibit No.	Description of Exhibit	Form	Dated	Number	Herewith

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002				X

10.27	Eastowne Lease Agreement				X

10.28	Employment Agreement – Rostislav Raykov				X

10.29	Employment Agreement – Robert Andrade				X

10.30	Employment Agreement – Dr. Thomas Spector				X

10.31	Independent Board Member Agreement – Breen, Bussandri, Porter				X

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: May 13, 2010	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 13, 2010	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)