Form 10-Q/A
period 2010-03-31
ADHEREX TECHNOLOGIES INC
filed 2010-11-02
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)
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

EXPLANATORY NOTE

Adherex Technologies, Inc is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on May 14, 2010 (the “Original Report”), solely to reflect that is has been reviewed by our independent auditors.

This Amendment does not reflect events that have occurred after May 14, 2010, the date the Original Report was filed with the SEC. Information with respect to any such events has been or will be set forth, as appropriate, in our filings with the SEC subsequent to May 14, 2010. Accordingly, this Amendment should be read in conjunction with our other filings with the SEC. We have supplemented Item 6 of Part II of this Amendment to include current certifications of our chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed or furnished, as applicable, as Exhibits 31.1, 31.2 and 32.1 to this Amendment. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

TABLE OF CONTENTS

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

•	The Company recorded a loss on impairment of assets related to the write-down of certain assets value held for sale and leasehold improvements during the three months ended March 31, 2009.

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

As described in Note 5 - Subsequent Events, the Company closed a $7.2 million funding on April 30, 2010 which consists of 240,066,664 units. Each unit represents one common share and one warrant.

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

Adherex Technologies Inc.

Date: November 1, 2010	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 1, 2010	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)