Form 10-Q
period 2010-06-30
ADHEREX TECHNOLOGIES INC
filed 2010-11-02
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____

Commission File Number: 001-32295
_______________

ADHEREX TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Canada (State or Other Jurisdiction of Incorporation or Organization	20-0442384 (I.R.S. Employer Identification No.)

501 Eastowne Drive, Suite 140 Chapel Hill, North Carolina (Address of Principal Executive Offices)	27514 (Zip Code)

Registrant's Telephone Number, Including Area Code: (919) 636-4530
_______________

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

As of November 1, 2010, there were 368,293,451 shares of Adherex Technologies Inc. common stock outstanding.

TABLE OF CONTENTS

PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Condensed Consolidated Balance Sheets
 (U.S. Dollars and shares in thousands, except per share amounts)

	June 30, 2010	December 31, 2009

Assets

Current assets:
Cash and cash equivalents	$7,152	$685
Accounts receivable	-	69
Prepaid expense	-	75
Other current assets	4	4
Total current assets	7,156	833

Total assets	$7,156	$833

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$295	$318
Accrued liabilities	75	70
Other current liabilities	-	32
Total current liabilities	370	420

Other long-term liabilities	-	7
Derivative warrant liability	7,262	-
Total liabilities	7,632	427

Commitments and contingencies

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 368,293 and 128,227 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	64,929	64,929
Additional paid-in capital	37,278	35,225
Deficit accumulated during development stage	(103,926)	(100,991)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity (deficiency)	(476)	406
Total liabilities and stockholders’ equity	$7,156	$833

(The accompanying notes are an integral part of these interim consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Condensed Consolidated Statements of Operations
(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended		Cumulative From September 3, 1996 to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	146	650	309	1,929	65,199
Impairment of Capital Assets	-	-	-	-	386
Gain on Deferred lease inducements	-	-	-	-	(497)
Acquired in-process Research and Developmenet	-	-	-	-	13,094
Unrealized gain (loss) on derivative	(72)	-	(72)	-	(72)
General and administrative	2,359	311	2,563	984	27,272
Total operating expenses	2,577	961	2,943	2,913	105,454

Loss from operations	(2, 577)	(961)	(2,943)	(2,913)	(105,526)

Other income (expense):
Settlement of Cadherin litigation	-	-	-	-	(1,283)
Interest expense	-	-	-	-	(19)
Gain (loss) on impairment of asset held for sale	-	22	-	(318)	255
Interest income	8	1	8	47	2,805
Total other income (expense), net	8	23	8	(271)	1,758

Net loss and total comprehensive loss	$(2,569)	$(938)	$(2,935)	$(3,184)	$(103,768)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted-average common shares used in computing basic and diluted net loss per common share	288,271	128,227	208,249	128,227

(The accompanying notes are an integral part of these interim condensed consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended		Cumulative From September 3,
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	1996 to June 30, 2010

Cash flows from (used in): Operating activities:
Net loss	$(2,569)	$(938)	$(2,935)	$(3,184)	$(103,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation	-	-	-	-	1,187
Unrealized gain (loss) on warrant derivative	72	-	72	-	72
Amortization of deferred lease inducements	-	-	-	(24)	(412)
Unrealized foreign exchange loss	-	-	-	-	9
Loss on impairment of capital assets	-	(11)	-	329	386
Non-cash severance	-	-	-	-	168
Stock-based compensation - consultants	-	5	-	10	722
Stock-based compensation - employees	2,054	227	2,054	523	9,580
Acquired in-process research and development	-	-	-	-	13,094
Changes in operating assets and liabilities	57	(790)	86	(1,487)	(54)
Net cash used in operating activities	(386)	(1,507)	(723)	(3,833)	(77,612)

Investing activities:
Purchase of capital assets	-	-	-	-	(1,440)
Disposal of capital assets	-	-	-	-	115
Proceeds from sale of assets	-	-	-	24	24
Release of restricted cash	-	-	-	-	190
Restricted cash	-	-	-	-	(209)
Purchase of short-term investments	-	-	-	-	(22,148)
Redemption of short-term investments	-	-	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	-	-	(166)
Acquired intellectual property rights	-	-	-	-	(640)
Net cash used in investing activities	-	-	-	24	(1,483)

Financing activities:
Conversion of long-term debt to equity	-	-	-	-	68
Long-term debt repayment	-	-	-	-	(65)
Capital lease repayments	-	-	-	-	(8)
Issuance of units, net of issue costs	7,190	-	7,190	-	83,877
Registration expense	-	-	-	-	(465)
Proceeds from convertible note	-	-	-	-	3,017
Other liability repayments	-	-	-	-	(87)
Financing expenses	-	-	-	-	(544)
Security deposits received	-	-	-	-	35
Proceeds from exercise of stock options	-	-	-	-	51
Net cash provided in financing activities	7,190	-	7,190	-	85,879

Effect of exchange rate on cash and cash equivalents	-	-	-	-	368
Increase (decrease) in cash and cash equivalents	6,804	(1,507)	6,467	(3,809)	7,152
Cash and cash equivalents - Beginning of period	348	3,047	685	5,349	-
Cash and cash equivalents - End of period	$7,152	$1,540	$7,152	$1,540	$7,152

(The accompanying notes are an integral part of these interim condensed consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
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
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity (Continued)
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

(The accompanying notes are part of these interim consolidated financial statements)
(continued on next page)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity (Continued)
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at December 31, 2004	36,535	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	15	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	6,079	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	42,629	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	7,753	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	50,382	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	75,759	17,842	-	5,379	-	-	23,221
Exercise of warrants	2,086	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	128,227	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	128,227	64,929	-	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net loss for quarter	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	128,227	64,929	-	35,225	1,243	(100,991)	406
Net loss for quarter	-	-	-	-	-	(366)	(366)
Balance at March 31, 2010	128,227	64,929	-	35,225	1,243	(101,357)	40
April financing	240,066	-	-	-	-	-	-
Stock options issued to employees and board	-	-	-	2,054	-	-	2,054
Net loss for quarter	-	-	-	-	-	(2,569)	(2,569)
Balance at June 30, 2010	368,293	$64,929	$-	$37,278	$1,243	$(103,926)	$(476)

1. Going Concern

Adherex Technologies Inc. (“Adherex”), together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a development stage biopharmaceutical company focused on cancer therapeutics.

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the three months ended June 30, 2010, the Company incurred a net loss of $2,569,000.  At June 30, 2010, it had an accumulated deficit of $103,926,000 and had experienced negative cash flows from operations since inception in the amount of $77,612,000.  These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance our business strategy, operations and growth.  If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim condensed consolidated financial statements.  Actual results could differ from these estimates.  In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at June 30, 2010, and to state fairly the results for the periods presented.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment.  At June 30, 2010, the Company had $6,000,000 in money market investments, which typically have minimal risk, and $1,152,000 in cash.  The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments.  The Company did not experience any loss or write down of its money market investments for the six-month period ended June 30, 2010 and 2009, respectively.

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

4.      Derivative Instruments

Effective January 1, 2009, the Company adopted ASC Topic 815-40, "Derivatives and Hedging" (ASC 815-40). One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency.  The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments.  ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions: (a) indexed to the Company's own stock; and (b) classified in shareholders' equity in the Company's statement of financial position.  The Company's outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is United States dollars. Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as a liability.  All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency, and are included in shareholders' equity.

The Company's only derivative instruments are 240,066,664 warrants, the exercise price for which are denominated in a currency other than the Company's functional currency, as follows:

•	240,066,664 warrants exercisable at CAD$0.08 that expire on April 30, 2015

These warrants have been recorded at their fair value at issuance and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense).  These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes Merton option-pricing model.

As of June 30, 2010, the fair value of these warrants was determined to be $7,262,000; accordingly the Company recorded an unrealized loss of $72,000 in other income (expense) on the condensed consolidated statements of operations for both the three and six months ended June 30, 2010, respectively, related to the change in the fair value of those warrants. There is no cash flow impact for these derivatives until the warrants are exercised.  If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

5.         Stockholders' Equity

Warrants to purchase common stock

At June 30, 2010, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of $0.08 and a weighted average remaining life of 4.8 years:

Warrants in thousands

Warrant Description	Warrants Outstanding at June 30, 2010 (in thousands)	Exercise Price In CAD Dollars	Expiration Date
Investor warrants (1)	240,066	$0.08	April 30, 2015

(1) On April 30, 2010, the Company announced that it had completed a first closing of a  non-brokered private placement (“Private Placement”) of 240,066,664 units, at a price of $0.03 per unit for net proceeds of $7,190,000.  Each unit shall consist of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant will entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date.

Stock option plan

The Compensation Committee of the Board of Directors administers the Company's stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan.

On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time.  Under the current shares outstanding a maximum of 92,073,363 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant.  The stock option plan, as amended, allows the issuance of U.S. and Canadian dollar denominated grants.

Pursuant to employment agreements dated May 3, 2010 between the Company and each of Robert Andrade, Rosty Raykov and Thomas Spector (collectively Messrs. Andrade, Raykov and Spector) and conditioned upon the approval of the amended Stock Option Plan, the Board approved the grant to each, Messrs. Andrade, Raykov and Spector an option to purchase up to 5.0% of Adherex’s common stock estimated by the Company to be outstanding upon completion of the proposed rights offering announced by the Company on April 20, 2010.

Pursuant to Independent Director Agreements dated May 3, 2010 for each of Dr. Porter and Messrs. Breen and Bussandri and conditioned upon the approval of the amended Stock Option Plan, the Board approved the grant to each Dr. Porter and Messrs. Breen and Bussandri an option to purchase up to 1.33% of Adherex’s common stock estimated by the Company to be outstanding upon completion of the proposed rights offering announced by the Company on April 20, 2010.

Stock based compensation expense of $2,054,000 was recorded during the three-month period ended June 30, 2010 as a result of above detailed agreements with Messrs. Andrade, Raykov, Spector, Breen, Bussandri and Porter with a service inception date of June 24, 2010 since shareholder approval was received in June 2010.

During the three months ended June 30, 2010 and 2009, the Company recognized total stock-based compensation expense of $2,054,000 and $232,000 respectively.  During the six-months ended June 30, 2010 and 2009, the Company recognized total stock-based compensation expense of $2,054,000 and $533,000, respectively.

Valuation assumptions

The value of options with a service inception date in the three and six-month period ended June 30, 2010 and the value of options granted in the six months ended June 30, 2009 were estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions: expected dividend 0% and 0% respectively; risk-free interest rate of 2.59% and 3.15%, respectively, expected volatility of 97% and 85% respectively and a 7 year expected life.

Stock option activity

The following is a summary of option activity for the six months ended June 30, 2010 for stock options denominated in Canadian dollars:

Options in thousands	Number of Options (thousands)	Weighted- average Exercise Price
Outstanding at December 31, 2009	2,623	CAD$ 2.19
Granted	-	-
Exercised	-	-
Forfeited/cancelled/expired	-	-
Outstanding at June 30, 2010	2,623	CAD$ 2.19

The following is a summary of option activity for the six months ended June 30, 2010 for stock options denominated in U.S. dollars:
Options in thousands	Number of Options (thousands)	Weighted- average Exercise Price
Outstanding at December 31, 2009	13,201	$0.55
Granted	-	-
Exercised	-	-
Forfeited/cancelled/expired	-	-
Outstanding at June 30, 2010	13,201	$0.55

The Company issued 67,692,821 options to employees and independent directors on August 18, 2010.

6.         Fair Value Measurements

The Company has adopted Fair Value Measurements and Disclosure Topic of the FASB.  This Topic applies to certain assets and liabilities that are being measured and reported on a fair value basis.  The Fair Value Measurements Topic defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements.  This Topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Topic requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Fair Value Measurement at June 30, 2010
	Quoted Price	Significant
	in Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,000,000	-	-	$6,000,000

Liabilities
Derivative warrant liability	-	$7,262,000	-	$7,262,000

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and derivative warrant instruments. Due to the short-term maturity of  accounts receivable and accounts payable, the carrying value of these instruments is a reasonable estimate of their fair value.  Derivative warrant liability instrument is carried at fair value and calculated using Black-Scholes option pricing model using the following weighted average assumptions; expected dividend 0%; risk-free interest rate of 1.79%; expected volatility of 109% and a 5 year expected life.

7.  Commitments

Since our inception, inflation has not had a material impact on our operations.  We had no material commitments for capital expenses as of June 30, 2010. The following table represents our contractual obligations and commitments at June 30, 2010 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Eastowne Lease (1)	12	-	-	-	12
Drug purchase commitments (2)	50	25	-	-	75
Total	$62	$25	$-	$-	$87

(1)	In December 2009, we entered into a lease for new office facilities in Chapel Hill, North Carolina. Amounts shown assume the maximum amounts due under the lease.
(2)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our unaudited interim condensed consolidated financial statements, that have been prepared in accordance with generally accounting principles, or GAAP, in the United States and have been prepared by and are the responsibility of management.  The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an ongoing basis.  Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

We operate in a highly competitive environment that involves significant risks and uncertainties, many of which are beyond our control.  Our actual results, performance or achievements may be materially different from any results, performance or achievements expressed or implied by such forward-looking statements.  Words such as “may,” “will,” “expect,” “might”, “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements.  Forward-looking statements in this report include, but are not limited to, statements with respect to our anticipated sources and uses of cash and cash equivalents; our anticipated commencement dates, completion dates and results of clinical trials; our efforts to pursue collaborations with the government, industry groups or other companies; our anticipated progress and costs of our clinical and preclinical research and development programs; our corporate and development strategies; our expected results of operations; our anticipated levels of expenditures; our ability to protect our intellectual property; the anticipated applications and efficacy of our drug candidates; our ability to attract and retain key employees; and the nature and scope of potential markets for our drug candidates.  All statements, other than statements of historical fact, included in this report are forward-looking statements.  We include forward-looking statements because we believe it is important to communicate our expectations to our investors.  However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including our need to raise money in the very near term and others as discussed in this report.  Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements.

Overview

We are a biopharmaceutical company focused on cancer therapeutics.  We have the following products: (1) eniluracil, an oral dihydropyrimidine dehydrogenase, or DPD, inhibitor, which may improve the tolerability and effectiveness of 5-fluorouracil, or 5-FU, one of the most widely used oncology drugs in the world; (2) STS, a chemoprotectant being developed to reduce or prevent hearing loss that may result from treatment with platinum-based chemotherapy drugs; and (3)  ADH-1, a peptide molecule that selectively targets N-cadherin, a protein present on the blood vessels of solid tumors.

On July 7, 2009, we announced that we intended to primarily focus our remaining financial resources on the development of eniluracil.  We intend to primarily focus our resources on the development of a redesigned study combining oral eniluracil, 5-FU, and leucovorin targeting anti-cancer indications.  After a careful evaluation of the data from the prior GlaxoSmithKline studies and data from our own and other studies using eniluracil, we believe we can begin patient enrollment in a Phase II study with eniluracil, 5-FU and leucovorin within the next six months.

Additionally, throughout the remainder of 2009, we conducted a strategic review of ADH-1 and STS.  Our evaluation of ADH-1 resulted in the termination of our license agreement with McGill University and return of ADH-1 composition of matter patents and licenses to McGill University.  We continue to hold various ADH-1 method of use and small molecule patents.  We are also supporting an investigator-led Phase I study that will combine ADH-1 with gemcitabine.  With regards to STS, we continue patient enrollment of our Phase III studies for both the International Childhood Liver Tumour Strategy Group, known as SIOPEL, and the Children's Oncology Group.

On April 30, 2010, we completed a $7,190,000 private placement, net of issue costs, which will allow for our planned clinical development of eniluracil as well as the support of our remaining programs.  We currently have four employees and the members of our Board of Directors have agreed to continue to serve for the benefit of the shareholders without further cash compensation.

We intend to arrange a Phase II study that treats patients with eniluracil, 5-FU and leucovorin.  Our prior eniluracil studies have shown that the dose of eniluracil was too low and consequently provided inadequate inactivation of DPD, the enzyme responsible for the rapid breakdown of 5-FU in the body.  We plan to increase the dose of eniluracil and also include leucovorin in our planned clinical trial.  Leucovorin enhances the anticancer activity of 5-FU and has been shown to be well tolerated in patients treated with eniluracil and 5FU.  We believe Leucovorin is uniquely appropriate to eniluracil regimens because eniluracil greatly reduces the variability of 5-FU dosing, and thereby makes leucovorin safer to use.  We have chosen metastatic breast cancer, or MBC, as the disease target for our planned Phase II trial.  The trial will compare eniluracil/5-FU/leucovorin to Xeloda®, which is indicated as monotherapy for MBC.  In addition, eniluracil/5-FU has been shown to be active against MBC.  Previous studies used eniluracil in a ten to one ratio to 5-FU.  Because such high ratios of eniluracil to 5-FU were found to decrease the antitumor activity in laboratory animals, our planned study will separate the dose of eniluracil and 5-FU to ensure that DPD is adequately inactivated and the levels of eniluracil are very low when 5-FU is administered.   We expect to commence these studies within the next six months.

Patient enrollment is continuing in the Phase III trials of STS conducted by the International Childhood Liver Tumour Strategy Group, known as SIOPEL and the Children's Oncology Group.  Each of these trials is managed by SIOPEL and the Children’s Oncology Group, respectively, and each group is responsible for the costs of the trial.  We continue to hold STS patents and our responsibility in the testing is limited to providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study.  The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide and the Children's Oncology Group study is expected to enroll up to 120 pediatric patients worldwide in five different disease indications. We have terminated our license agreement with McGill University related to ADH-1.  However, we continue to hold certain “method of use” patents for ADH-1.  We have given a supply of ADH-1 to researchers at the University of Nebraska so that they may explore the use of ADH-1 in combination with gemcitabine for patients with pancreatic cancer.  We have no further obligation to support this research, and the University of Nebraska has no obligation to do further work.

Our current prioritization initiative focuses primarily on our clinical activities with eniluracil, as well as logistical and product support of ongoing clinical programs.  In addition to our current development efforts with eniluracil, we continue to pursue collaborations with other pharmaceutical and biotechnology companies, governmental agencies, academic or other corporate collaborators with respect to these molecules.  Some of these preclinical molecules are currently being tested under agreements with third parties that may help to advance these products into future clinical development, either by us or under investigator-initiated studies.

Our common stock trades on the Pink Sheets in the United States.  Our common stock also trades on the Toronto Stock Exchange.  The Toronto Stock Exchange has continued listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations.  On April 22, 2010, the Toronto Stock Exchange issued an official delisting review of our common stock.  On August 17, 2010, we were notified of the results of the review and it was determined that we satisfied the listing requirements.

We have financed our operations since our inception on September 3, 1996 through the sale of equity and debt securities. We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.  We experienced net losses of approximately $2,935,000 for the six months ended June 30, 2010 and $3,184,000 for the six months ended June 30, 2009.  As of June 30, 2010, our deficit accumulated during development stage was approximately $103,926,000.

As a result of our limited financial resources we have postponed or terminated many of our previously planned or ongoing clinical development programs.  We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies.  However, if a strategic transaction or other source of further financial resources cannot be secured in the future, we might cease our operations.  As a result, our filed Form 10-K for the year ended December 31, 2009 included a notation related to the uncertainty of our ability to continue as a going concern.  Our projections of our capital requirements are subject to substantial uncertainty.  More capital than we had anticipated may be thereafter required.  To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources.  Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms.  If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the implementation of further cost reduction measures.  Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of product candidates, will depend on the availability of financial resources, the results of our clinical trials and any directives from regulatory agencies, which are difficult to predict.  Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated with our corporate office in Chapel Hill, North Carolina in support of our drug development programs.

Results of Operations

Our results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 were as follows:

In thousands of U.S. Dollars	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	146	650	(504)
Unrealized gain/(loss) on derivative	(72)	-	(72)
General and administration	2,359	311	2,048
Total operating expenses	2,577	961	1,616

Loss from operations	(2,577)	(961)	(1,616)

Gain (Loss) on impairment of assets held for sale and leasehold inducements	-	(22)	(22)
Interest income	8	1	7
Net loss and total comprehensive loss	$(2,569)	$(938)	$1, 631

Our total operating expenses increased by $1,616,000, or 168%, to $2,577,000 in the three months ended June 30, 2010, as compared to $961,000 in the same period in 2009, primarily due to recorded stock based compensation of $2,054,000 as compared to $232,000 in the same period in 2009. Our decrease in our overall clinical development studies and reduction in our employee headcount effective April 2009, partially offset the increase in stock based compensation.   We recorded a $72,000 unrealized gain on derivative warrant liability for the three months ended June 30, 2010 as compared to nil in the same period in 2009.

Interest income was $8,000 for the three months ended June 30, 2010 and was $1,000 for the three months ended June 30, 2009.  The increase of $7,000 was due to an increase in cash on hand due to our recently completed funding during the three months ended June 30, 2010.

Our results of operations for the six months ended June 30, 2010 versus six months ended June 30, 2009 were as follows:

In thousands of U.S. Dollars	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	309	1,929	(1,620)
Unrealized gain/ (loss) on derivative	(72)	-	(72)
General and administration	2,563	984	1,579
Total operating expenses	2,943	2,913	31

Loss from operations	(2,943)	(2,913)	31

Loss on impairment of assets held for sale and leasehold inducements	-	(318)	(318)
Interest income	8	47	(39)
Net loss and total comprehensive loss	$(2,935)	$(3,184)	$249

Total operating expenses were $2,913,000 for the six months ended June 30, 2009 and $2,943,000 for the six months ended June 30, 2010.  The increase of $31,000, or 1%, was primarily due to a  decrease in our overall clinical development studies and reductions in our employee headcount effective April 2009, which were offset by the stock based compensation of $2,054,000 for the six months ended June 30, 2010 as compared to $523,000 in the same period in 2009.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through June 30, 2010, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Gain (Loss) for the Period	Basic and Diluted Net Income (Loss) per Common Share
September 30, 2008	$(3,244)	$(0.03)
December 31, 2008	$(2,610)	$(0.02)
March 31, 2009	$(2,246)	$(0.02)
June 30, 2009	$(938)	$(0.01)
September 30, 2009	$(35)	$(0.00)
December 31, 2009	$30	$0.00
March 31, 2010	$(366)	$(0.00)
June 30, 2010	$(2,569)	$(0.01)

Liquidity and Capital Resources

In thousands of U.S. dollars	June 30,	December 31,
	2010	2009
Selected Asset and Liability Data:
Cash and cash equivalents	$7,152	$685
Other current assets	4	148
Current liabilities	370	420
Long term liabilities	7,262	7
Working capital[Current Assets – Current Liabilities]	6,786	413

Selected Equity:
Common stock	$64,929	$64,929
Accumulated deficit	(103,926)	(100,991)
Shareholders’ equity	(476)	406

Cash and cash equivalents were $685,000 at December 31, 2009 and $7,152,000 at June 30, 2010.  The increase of $6,467,000, or 944%, was attributed to the closing of our funding transaction for net proceeds of $7,190,000.

Other current assets totaled $148,000 at December 31, 2009 and $4,000 at June 30, 2010.  The reduction of $144,000, or 97%, was attributed to a reduction in accounts receivable, consisting of corporate and health insurance credits.

Current liabilities decreased $50,000, or 12%, from $420,000 at December 31, 2009 to $370,000 at June 30, 2010.  The reduction was due to the payment of outstanding accounts payable and accrued liabilities following the closing of our funding transaction.  Long term liabilities increased $7,255,000 from $7,000 at December 31, 2009 to $7,262,000 at June 30, 2010.  The increase was as a result of the accounting of the warrants issued in the private placement as a derivative liability.

At June 30, 2010, our working capital increased by approximately $6,373,000, from $413,000 at December 31, 2009 to $6,786,000 at June 30, 2010.  The increase was due to the financing completed in April 2010, which was offset by research and development activities and general corporate operations for the six month period.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $93,000,000 through June 30, 2010.  We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $103,926,000 at June 30, 2010.  We have not generated any revenues to date through the sale of products.  We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the six months ended June 30, 2010 was approximately $723,000, as compared to $3,833,000 during the same period in 2009.  This decrease is due to a decrease in our overall clinical activities and lower headcount during the six months ended June 30, 2010, as compared to the same period in 2009.

Outstanding Share Information

The outstanding share data for our company as of June 30, 2010 (in thousands):

June 30, 2010
Common shares	368,293
Warrants	240,066
Stock options	15,823
Total	624,182

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment.  At June 30, 2010, we had $7,152,000 in cash and cash equivalents.  We have not experienced any loss or write down of our money market investments for each of the six months ended June 30, 2010 and 2009.

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

Contractual Obligations and Commitments

Since our inception, inflation has not had a material impact on our operations.  We had no material commitments for capital expenses as of June 30, 2010. The following table represents our contractual obligations and commitments at June 30, 2010 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Eastowne Lease (1)	12	-	-	-	12
Drug purchase commitments (2)	50	25	-	-	75
Total	$62	$25	$-	$-	$87

(1)	In December 2009, we entered into a lease for new office facilities in Chapel Hill, North Carolina. Amounts shown assume the maximum amounts due under the lease.
(2)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.

Research and Development

Research and development expenses totaled $146,000 for the three months ended June 30, 2010 and $650,000 for the three months ended June 30, 2009. Our research and development efforts have been focused on the development of eniluracil, and support expenses for STS..

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a small reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures . We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified two material weaknesses in our internal control over financial reporting:

Our management has identified a control deficiency because we lack sufficient staff to segregate accounting duties.  We believe the control deficiency results primarily because we have one person performing all accounting and financial reporting duties.  As a result, we do not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.  This control deficient could result in a misstatement of balance sheet and income statement accounts in our interim or annual financial statements that would not be detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management has also identified another control deficiency that it believes constitutes a material weakness in our control over financial reporting.  We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements.  This control deficiency could result in a misstatement of the financial statements including disclosure that would not be prevented or detected on a timely basis.  We have not, therefore, timely prepared our consolidated financial statements and filed our periodic reports with the SEC. While we strive to ensure we have appropriate accounting personnel as well as an appropriate segregation of duties as much as practicable, we currently have insufficient financial resources to justify additional staff.   The Company continues to seek solutions to improve internal control over financial reporting. As a result, these significant internal control deficiencies are not expected to be remediated until we secure additional financial resources.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On occasion, we may be involved in legal matters arising in the ordinary course of business. While our management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

The risk factors set forth in our Form 10-K for the fiscal year December 31, 2009  include a risk relating to our ability to raise substantial additional funds in the very near future to continue our operations. On April 30, 2010, we closed a $7,190,000 private placement.  Our disclosure of the need to raise additional capital to continue operations beyond the second quarter of 2010 is no longer applicable.

Additional Risks Related to our Business

We do not presently have the financial or human resources to complete Phase III trials for our lead product candidates.

We do not presently have the financial or human resources internally to complete Phase III trials for any of our lead product candidates.  We are currently designing and enrolling patients in a Phase II trial for eniluracil.  If these trials are successful, and if we decide to continue to develop eniluracil, we will need additional funding, or we will need to enlist a partner to conduct future trials.

We are currently developing STS in Phase III trials in collaboration with the International Childhood Liver Tumour Strategy Group, known as SIOPEL and the Children's Oncology Group.  It is possible SIOPEL and the Children's Oncology Group may not conduct or complete the clinical trials with STS as currently planned.  Such collaborators might not commit sufficient resources to the development of our product candidates, which may lead to significant delays.  We have already experienced significant delays in the activation of the Children's Oncology Group trial and subsequent accrual of patients into the Children's Oncology Group and SIOPEL clinical trials.  We may not be able to independently develop or conduct such trials ourselves.

We continue to seek a licensing or funding partner for the further development of one or all of our product candidates.  If a partner for one or all of these technologies is not found, we may not be able to further advance these products.  If a partner is found, the financial terms that they propose may not be acceptable to us.

There is no assurance that we will successfully develop a commercially viable product.

Since our formation in September 1996, we have engaged in research and development programs.  We have generated no revenue from product sales, we do not have any products currently available for sale, and none are expected to be commercially available for sale until we have completed additional clinical trials, if at all.  There can be no assurance that the research we fund and manage will lead to commercially viable products. Our intention is to commence a Phase II study for eniluracil and STS is currently in a Phase III study.  Our products must still undergo substantial additional regulatory review prior to commercialization.

We anticipate the need for additional capital in the future and if we cannot raise additional capital, we will not be able to fulfill our business plan.

We need to obtain additional funding in the future in order to finance our business strategy, operations and growth.  We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed.  If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing.  Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities.  Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock or other securities.  If we cannot raise sufficient capital when necessary, we will likely have to curtail operations and you may lose part or all of your investment.

We may be unable to effectively deploy the proceeds from our April 30, 2010 financing for the development of eniluracil.

In April 2010, we announced the closing of a private placement for proceeds of $7,190,000.  This financing requires effective management and deployment of our current employees and consultants.  Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop eniluracil.

Additional Risks Related to our Common Stock

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” who are generally individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000, together with their spouses. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information on the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2010, we entered into agreements with our largest shareholder, Southpoint Capital Advisors LP and certain other investors for a private placement.  Participating investors purchased 240,067,000 Units at a price of CAD$0.03 per Unit, for proceeds of $7,190,000.  Each Unit consisted of one share of our common stock, and one warrant to purchase one share of common stock at a purchase price of CAD$0.08 per share for a period of five years from the issue date.

Item 3. Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2010.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

1.1
Underwriting and Agency Agreement dated January 19, 2007 between Adherex Technologies Inc. and Versant Partners Inc. (included as Exhibit 1.1 to Form 8-K of Adherex, filed February 22, 2007 and incorporated herein by reference).

3.1
Articles of Amalgamation dated June 29, 2004 (included as Exhibit 1.7 to the Form 20-F Registration Statement, No. 001-32295, of Adherex, filed September 17, 2004 and incorporated herein by reference).

3.2
By-law No. 2 of the Company, as amended on November 2, 2004 (included as Exhibit 1.9 to the Form 20-F/A Registration Statement, No. 001-32295 of Adherex, filed November 5, 2004 and incorporated herein by reference).

4.1
Registration Rights Agreement, dated as of December 19, 2003, by and between Adherex Technologies Inc. and HBM BioVentures (Cayman) Ltd. (included as Exhibit 4.9 to the Form 20-F Registration Statement, No. 001-32295 of Adherex, filed September 17, 2004 and incorporated herein by reference).

4.2
Warrant Indenture dated February 21, 2007 between Adherex Technologies Inc. and Computershare Trust Company of Canada (included as Exhibit 4.45 to Form 8-K of Adherex, filed February 22, 2007 and incorporated herein by reference).

4.3	Form of common stock Warrant dated February 21, 2007 (included as Exhibit 4.43 to Form 8-K of Adherex, filed February 22, 2007, an incorporated herein by reference).

4.4	Form of Underwriter’s Warrant dated February 21, 2007 (included as Exhibit 4.44 to Form 8-K of Adherex, filed February 22, 2007 and incorporated herein by reference).

4.5	Form of Warrant (included as Exhibit 99.3 to the Form 8-K of Adherex, filed on May 4, 2010 and incorporated herein by reference).

10.1	Lease Termination of Englert Lease between Adherex Technologies, Inc. and Realmark-Commercial, LLC, dated April 1, 2010. (filed herewith).

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

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