Form 10-Q
period 2010-09-30
ADHEREX TECHNOLOGIES INC
filed 2010-11-15
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, there were 368,293,451 shares of Adherex Technologies Inc. common stock outstanding.

TABLE OF CONTENTS

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Condensed Consolidated Balance Sheets
(U.S. Dollars and shares in thousands, except per share amounts)

	September 30, 2010	December 31, 2009

Assets

Current assets:
Cash and cash equivalents	$6,602	$685
Accounts receivable	1	69
Prepaid expense	-	75
Other current assets	-	4
Total current assets	6,603	833

Total assets	$6,603	$833

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$156	$318
Accrued liabilities	150	70
Other current liabilities	-	32
Total current liabilities	306	420

Other long-term liabilities	-	7
Derivative warrant liability	4,692	-
Total liabilities	4,998	427

Commitments and contingencies

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 368,293 and 128,227 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	64,929	64,929
Additional paid-in capital	37,664	35,225
Deficit accumulated during development stage	(102,231)	(100,991)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	1,605	406
Total liabilities and stockholders’ equity	$6,603	$833

(The accompanying notes are an integral part of these interim consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Condensed Consolidated Statements of Operations
(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		Cumulative From September 3, 1996 to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	110	47	419	1,976	65,309
Impairment of Capital Assets	-	-	-	-	386
(Gain) on deferred lease inducements	-	(323)	-	(323)	(497)
Acquired in-process research and development	-	-	-	-	13,094
Loss (gain) on impairment of asset held for sale	-	57		386	(204)
General and administrative	807	293	3,369	1,276	28,078
Total operating expenses	917	74	3,788	3,315	106,166

Loss from operations	(917)	(74)	(3,788)	(3,315)	(106,166)

Other income (expense):
Settlement of Cadherin litigation	-	-	-	-	(1,283)
Interest expense	-	-	-	-	(19)
Unrealized gain on derivative	2,570	-	2,498	-	2,498
Other income	28	39	29	50	79
Interest income	13	-	21	46	2,818
Total other income (expense), net	2,611	39	2,548	96	4,093

Net Income/(loss) and total comprehensive income/(loss)	$1,694	$(35)	$(1,240)	$(3,219)	$(102,073)

Basic and diluted net income (loss) per common share	$0.01	$(0.01)	$(0.01)	$(0.02)

Weighted-average common shares used in computing basic and diluted net loss per common share	368,293	128,227	261,597	128,227

(The accompanying notes are an integral part of these interim condensed consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		Cumulative From September 3,
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	1996 to September 30, 2010

Cash flows from (used in):
Operating activities:
Net income (loss)	$1,694	$(35)	$(1,240)	$(3,219)	$(102,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation	-	-	-	-	1,187
Unrealized gain on warrant derivative	(2,570)	-	(2,498)	-	(2,498)
Amortization of deferred lease inducements	-	(323)	-	(347)	(412)
Unrealized foreign exchange loss	-	-	-	-	9
Loss on impairment of capital assets	-	57	-	386	386
Non-cash severance	-	-	-	-	168
Stock-based compensation - consultants	-	-	-	10	722
Stock-based compensation - employees	386	9	2,439	532	9,966
Acquired in-process research and development	-	-	-	-	13,094
Changes in operating assets and liabilities	(60)	(382)	26	(1,867)	(115)
Net cash used in operating activities	(550)	(672)	(1,273)	(4,505)	(78,162)

Investing activities:
Purchase of capital assets	-	-	-	-	(1,440)
Disposal of capital assets	-	-	-	-	115
Proceeds from sale of assets	-	-	-	24	24
Release of restricted cash	-	-	-	-	190
Restricted cash	-	-	-	-	(209)
Purchase of short-term investments	-	-	-	-	(22,148)
Redemption of short-term investments	-	-	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	-	-	(166)
Acquired intellectual property rights	-	-	-	-	(640)
Net cash provided by (used in) investing activities	-	-	-	24	(1,483)

Financing activities:
Conversion of long-term debt to equity	-	-	-	-	68
Long-term debt repayment	-	-	-	-	(65)
Capital lease repayments	-	-	-	-	(8)
Issuance of units, net of issue costs	-	-	7,190	-	83,877
Registration expense	-	-	-	-	(465)
Proceeds from convertible note	-	-	-	-	3,017
Other liability repayments	-	-	-	-	(87)
Financing expenses	-	-	-	-	(544)
Security deposits received	-	-	-	-	35
Proceeds from exercise of stock options	-	-	-	-	51
Net cash provided by financing activities	-	-	7,190	-	85,879

Effect of exchange rate on cash and cash equivalents	-	-	-	-	368
Increase (decrease) in cash and cash equivalents	(550)	(672)	5,917	(4,481)	6,602
Cash and cash equivalents - Beginning of period	7,152	1,540	685	5,349	-
Cash and cash equivalents - End of period	$6,602	$868	$6,602	$868	$6,602

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

 (The accompanying notes are part of these interim consolidated financial statements)
(continued on next page)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity (Continued)
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at December 31, 2004	36,535	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	15	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	6,079	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	42,629	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	7,753	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	50,382	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	75,759	17,842	-	5,379	-	-	23,221
Exercise of warrants	2,086	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	128,227	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	128,227	64,929	-	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net loss for quarter	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	128,227	64,929	-	35,225	1,243	(100,991)	406
Net loss for quarter	-	-	-	-	-	(366)	(366)
Balance at March 31, 2010	128,227	64,929	-	35,225	1,243	(101,357)	40
April financing	240,066	-	-	-	-	-	-
Stock options issued to employees and board	-	-	-	2,054	-	-	2,054
Net loss for quarter	-	-	-	-	-	(2,569)	(2,569)
Balance at June 30, 2010	368,293	64,929	-	37,278	1,243	(103,926)	(476)
Stock options issued to employees and board	-	-	-	386	-	-	386
Net income for quarter	-	-	-	-	-	1,694	1,694
Balance at September 30, 2010	368,293	$64,929	$-	$37,664	$1,243	$(102,231)	$1,605

1.      Going Concern

Adherex Technologies Inc. (“Adherex”), together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company” is a development stage biopharmaceutical company focused on cancer therapeutics.

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

During the three months ended September 30, 2010, the Company earned net income of $1.7 million and during the nine months ended September 30, 2010, the Company incurred a net loss of $1.2 million. At September 30, 2010, it had an accumulated deficit of $102.2 million and had experienced negative cash flows from operations since inception in the amount of $78.2 million. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance our business strategy, operations and growth through the issuance of equity, debt or collaboration. If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim condensed consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at September 30, 2010, and to state fairly the results for the periods presented.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2010, the Company had $5.9 million in money market investments, which typically have minimal risk, and $0.7 million in cash. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. The Company did not experience any loss or write down of its money market investments for the nine-month periods ended September 30, 2010 and 2009, respectively.

3.      Accounting Change

The Company reclassified the unrealized gain on derivative to other income (expense) in the interim condensed consolidated statements of operations; the amount was previously reported as an operating expense. This reclassification has no effect on previously reported net income/loss for the three and six month period ended June 30, 2010 or on basic and diluted net income/loss per common share for the previously reported three and six month period ended June 30, 2010.

4.      Recent Accounting Pronouncements

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

5.      Derivative Instruments

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

These warrants have been recorded at their fair value at issuance and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

As of September 30, 2010, the fair value of these warrants was determined to be $4.7 million. The fair value as at June30, 2010 was $7.2 million. Accordingly the Company recorded an unrealized gain of $2.6 million and $2.5 million on the condensed consolidated statements of operations for both the three and nine months ended September 30, 2010, respectively, related to the change in the fair value of those warrants. There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

6.      Stockholders' Equity

Warrants to purchase common stock

At September 30, 2010, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of $0.08 and a weighted average remaining life of 4.8 years:

Warrants in thousands

Warrant Description	Warrants Outstanding at September 30, 2010 (in thousands)	Exercise Price In CAD Dollars	Expiration Date
Investor warrants (1)	240,066	$0.08	April 30, 2015

(1) On April 30, 2010, the Company announced that it had completed a first closing of a non-brokered private placement (“Private Placement”) of 240,066,664 units, at a price of $0.03 per unit for net proceeds of $7.2 million. Each unit shall consist of one common share and one common share purchase warrant (a “Warrant”). Each Warrant will entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date.

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

During the three months ended September 30, 2010 and 2009, the Company recognized total stock-based compensation expense of $0.4 million and $0.01 million respectively. During the nine-months ended September 30, 2010 and 2009, the Company recognized total stock-based compensation expense of $2.4 million and $0.5 million, respectively. These amounts have been included in the general and administrative expenses for the respective periods.

Valuation assumptions

The value of options granted in the nine-month periods ended September 30, 2010 and September 30, 2009, were estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions: expected dividend 0% and 0% respectively; risk-free interest rate of 2.06% and 3.00%, respectively, expected volatility of 99% and 85% respectively and a 7 year expected life.

Stock option activity

The following is a summary of option activity for the nine months ended September 30, 2010 for stock options denominated in Canadian dollars:

Options in thousands	Number of Options (thousands)	Weighted- average Exercise Price
Outstanding at December 31, 2009	2,623	CAD$	2.19
Granted	67,692	CAD$	0.045
Exercised	-	-
Forfeited/cancelled/expired	-	-
Outstanding at September 30, 2010	70,315	CAD$	.13

The following is a summary of option activity for the nine months ended September 30, 2010 for stock options denominated in U.S. dollars:
Options in thousands	Number of Options (thousands)	Weighted- average Exercise Price
Outstanding at December 31, 2009	13,201	$0.55
Granted	-	-
Exercised	-	-
Forfeited/cancelled/expired	-	-
Outstanding at September 30, 2010	13,201	$0.55

7.         Fair Value Measurements

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
Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Fair Value Measurement at September 30, 2010
	Quoted Price	Significant
	in Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,936,000	-	-	$5,936,000

Liabilities
Derivative warrant liability	-	$4,692,000	-	$4,692,000

The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and derivative warrant instruments. Due to the short-term maturity of accounts receivable and accounts payable, the carrying value of these instruments is a reasonable estimate of their fair value. Derivative warrant liability instrument is carried at fair value and calculated using Black-Scholes option pricing model using the following weighted average assumptions; expected dividend 0%; risk-free interest rate of 1.27%; expected volatility of 115% and a 4.6 year expected life.

8. Commitments

We had no material commitments for capital expenses as of September 30, 2010. The following table represents our contractual obligations and commitments at September 30, 2010 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Eastowne Lease (1)	6	-	-	-	6
OCT Clinical Service Agreement(2)	171	342	-	-	513
Drug purchase commitments (3)	60	25	-	-	85
Total	$237	$367	$-	$-	$604

(1)	In December 2009, we entered into a lease for new office facilities in Chapel Hill, North Carolina. Amounts shown assume the maximum amounts due under the lease.
(2)
Under the service agreement with OCT Group LLC entered in August 2010, we are required to make several payments over the course of our planned Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients.

(3)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.

9.      Subsequent Events

On November 12, 2010, Adherex filed a registration statement with the Securities and Exchange Commission (the "SEC") in connection with a proposed rights offering to existing shareholders. As announced in April 2010, the Company intends to offer existing shareholders the opportunity to subscribe for up to 425,000,000 rights at CAD$0.03 per unit, with gross proceeds of up to CAD$12.75 million upon the issuance of all of the common stock underlying such rights (and additional gross proceeds of up to CAD$34.0 million upon the exercise of all of the warrants underlying such rights at an exercise price of CAD$0.08 per warrant). The Company intends to use the proceeds of the rights offering to further develop eniluracil (including to conduct and monitor the Phase II clinical trial of eniluracil in combination with 5-FU and leucovorin), and for other general corporate purposes. A registration statement relating to these securities has been filed with the SEC but has not yet been declared effective. Accordingly, the rights (and underlying common stock and warrants) may not be sold nor may offers be accepted prior to the time the registration statement becomes effective. The rights will be issued to all shareholders as of a record date which has yet to be determined. We will provide notice of the record date at such time as it is determined

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On April 30, 2010, we completed a $7.2 million private placement, net of issue costs, which will allow for our planned clinical development of eniluracil as well as the support of our remaining programs.  We currently have four employees and the members of our Board of Directors have agreed to continue to serve for the benefit of the shareholders without further cash compensation.

We intend to arrange a Phase II study that treats patients with eniluracil, 5-FU and leucovorin.  Our prior eniluracil studies have shown that the dose of eniluracil was too low and consequently provided inadequate inactivation of DPD, the enzyme responsible for the rapid breakdown of 5-FU in the body.  We plan to increase the dose of eniluracil and also include leucovorin in our planned clinical trial.  Leucovorin enhances the anticancer activity of 5-FU and has been shown to be well tolerated in patients treated with eniluracil and 5FU.  We believe Leucovorin is uniquely appropriate to eniluracil regimens because eniluracil greatly reduces the variability of 5-FU dosing, and thereby makes leucovorin safer to use.  We have chosen metastatic breast cancer, or MBC, as the disease target for our planned Phase II trial.  The trial will compare eniluracil/5-FU/leucovorin to Xeloda®, which is indicated as monotherapy for MBC.  In addition, eniluracil/5-FU has been shown to be active against MBC.  Previous studies used eniluracil in a ten to one ratio to 5-FU.  Because such high ratios of eniluracil to 5-FU were found to decrease the antitumor activity in laboratory animals, our planned study will separate the dose of eniluracil and 5-FU to ensure that DPD is adequately inactivated and the levels of eniluracil are very low when 5-FU is administered.   We have contracted with OCT Group LLC in August 2010 to assist in the monitoring and organization of the study in the Russian Federation. We expect to commence these studies within the next six months.

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

We have financed our operations since our inception on September 3, 1996 through the sale of equity and debt securities. We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.  We experienced net losses of approximately $1.2 million for the nine months ended September 30, 2010 and $3.2 million for the nine months ended September30, 2009.  As of September 30, 2010, our deficit accumulated during development stage was approximately $102.2 million.

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

Results of Operations

Our results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 were as follows:

In thousands of U.S. Dollars	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	110	47	63
Gain on deferred lease inducements	-	(323)	323
Loss on impairment of assets held for sale	-	57	(57)
General and administration	807	293	514
Total operating expenses (income)	917	74	843

Loss from operations	(917)	(74)	(843)

Unrealized gain on derivative	2,570	-	2,570
Other income	28	39	(11)
Interest income	13	-	13
Net Income/(loss) and total comprehensive loss	$1,694	$(35)	$1,729

Our total operating expenses increased by $0.8 million to a loss from operations of $0.9 million in the three months ended September 30, 2010, as compared to a loss of $0.07 million in the same period in 2009, primarily due to an increase in our overall clinical development study expenses and an increase in stock based compensation for the three months ended September 30, 2010 as compared to the same period in 2009.   We recorded $0.4 million in stock based compensation for the three months ended September 30, 2010 as compared to $0.009 million in the same period in 2009. The Company recorded an unrealized gain on derivative of $2.6 million in the three months ended September 30, 2010 as compared to nil in the same period in 2009.

Interest income was $0.01 million for the three months ended September 30, 2010 and was nil for the three months ended September 30, 2009.  The increase of $0.01 million was due to an increase in cash on hand due to our recently completed funding during the three months ended September 30, 2010.

Our results of operations for the nine months ended September30, 2010 versus nine months ended September 30, 2009 were as follows:

In thousands of U.S. Dollars	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	419	1,976	(1,557)
(Gain) on deferred lease inducements	-	(323)	323
Loss on impairment of assets held for sale	-	386	386
General and administration	3,369	1,276	2,093
Total operating expenses	3,788	3,315	473

Loss from operations	(3,788)	(3,315)	(473)

Gain on derivative	2,498	-	2,498
Other Income	29	50	(21)
Interest income	21	46	(25)
Net loss and total comprehensive loss	$(1,240)	$(3,219)	$1,979

Total operating expenses were $3.3 million for the nine months ended September 30, 2009 and $3.8 million for the nine months ended September 30, 2010.  The increase of $0.5 million, or 14%, was primarily due to the increase in stock based compensation which was partially offset by a  decrease in our overall clinical development studies and reductions in our employee headcount effective April 2009 .  The Company recorded, stock based compensation of $2.4 million for the nine months ended September 30, 2010 as compared to $0.5 million in the same period in 2009.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through September 30, 2010, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Income (Loss) for the Period	Basic and Diluted Net Income (Loss) per Common Share
September 30, 2008	$(3,244)	$(0.03)
December 31, 2008	$(2,610)	$(0.02)
March 31, 2009	$(2,246)	$(0.02)
June 30, 2009	$(938)	$(0.01)
September 30, 2009	$(35)	$(0.00)
December 31, 2009	$30	$0.00
March 31, 2010	$(366)	$(0.00)
June 30, 2010	$(2,569)	$(0.01)
September 30, 2010	$1,694	$0.01

Liquidity and Capital Resources

In thousands of U.S. dollars	September 30,	December 31,
	2010	2009
Selected Asset and Liability Data:
Cash and cash equivalents	$6,602	$685
Other current assets	1	148
Current liabilities	306	420
Long term liabilities	4,692	7
Working capital[Current Assets – Current Liabilities]	6,297	413

Selected Equity:
Common stock	$64,929	$64,929
Accumulated deficit	(102,231)	(100,991)
Stockholders’ equity	1,605	406

Cash and cash equivalents were $0.7 million at December 31, 2009 and $6.6 million at September 30, 2010.  The increase of $5.9 million, or 842%, was attributed to the closing of our funding transaction for net proceeds of $7.2 million.

Other current assets totaled $0.1 million at December 31, 2009 and $0.01 million at September 30, 2010.  The reduction of $0.1 million, or 99%, was attributed to a reduction in accounts receivable and prepaid expense, consisting of corporate and health insurance credits.

Current liabilities decreased $0.1 million, or 27%, from $0.4 million at December 31, 2009 to $0.3 million at September 30, 2010.  The reduction was due to the payment of outstanding accounts payable and accrued liabilities following the closing of our funding transaction.  Long term liabilities increased $4.7 million, from $0.007 million at December 31, 2009 to $4.7 million at September 30, 2010.  The increase was as a result of the accounting of the warrants issued in the private placement as a derivative liability.

At September 30, 2010, our working capital increased by approximately $5.9 million, from $0.4 million at December 31, 2009 to $6.3 million at September 30, 2010.  The increase was due to the financing completed in April 2010, which was offset by research and development activities and general corporate operations for the nine month period.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $87.0 million through September 30, 2010.  We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $102.2 million at September 30, 2010.  We have not generated any revenues to date through the sale of products.  We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the nine months ended September 30, 2010 was approximately $1.3 million, as compared to $4.5 million during the same period in 2009.  This decrease is due to a decrease in our overall clinical activities and lower headcount during the nine months ended September 30, 2010, as compared to the same period in 2009.

Outstanding Share Information

The outstanding share data for our company as of September 30, 2010 (in thousands):

September 30, 2010
Common shares	368,293
Warrants	240,066
Stock options	83,516
Total	691,875

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment.  At September 30, 2010, we had $6.6 million in cash and cash equivalents.  We have not experienced any loss or write down of our money market investments for each of the nine months ended September 30, 2010 and 2009.

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

Contractual Obligations and Commitments

We had no material commitments for capital expenses as of September 30, 2010. The following table represents our contractual obligations and commitments at September 30, 2010 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Eastowne Lease (1)	6	-	-	-	6
OCT Clinical Service Agreement(2)	171	342	-	-	513
Drug purchase commitments (3)	60	25	-	-	85
Total	$237	$367	$-	$-	$604

(1)	In December 2009, we entered into a lease for new office facilities in Chapel Hill, North Carolina. Amounts shown assume the maximum amounts due under the lease.
(2)
Under the service agreement with OCT Group LLC entered in August 2010, we are required to make several payments over the course of our planned Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients.

(3)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.

Research and Development

Research and development expenses totaled $0.1 million for the three months ended September 30, 2010 and $0.05 million for the three months ended September 30, 2009. Our research and development efforts have been focused on the development of eniluracil, and support expenses for STS.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified two material weaknesses in our internal control over financial reporting:

Our management has identified a control deficiency because we lack sufficient staff to segregate accounting duties.  We believe the control deficiency results primarily because we have one person performing all accounting and financial reporting duties.  As a result, we do not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.  This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual financial statements that would not be detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2010, we announced the closing of a private placement for proceeds of $7.2 million.  This financing requires effective management and deployment of our current employees and consultants.  Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop eniluracil.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2010, the Company issued 67.7 million stock options to certain employees and directors of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued pursuant to employment agreements and Independent Director Agreements and were issued in Canadian dollar denominated grants at an exercise price of $0.045 per share and are exercisable for a period of 7 years from the grant date. The issuance of the options were subject to the approval of the Company's amended Stock Option Plan by the shareholders of the Company. The shareholders of the Company approved the Company's amended Stock Option Plan on June 24, 2010, at the Company's annual meeting.

Item 3. Default Upon Senior Securities

None.

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

4.3	Form of common stock Warrant dated February 21, 2007 (included as Exhibit 4.43 to Form 8-K of Adherex, filed February 22, 2007, an incorporated herein by reference).

4.4	Form of Underwriter’s Warrant dated February 21, 2007 (included as Exhibit 4.44 to Form 8-K of Adherex, filed February 22, 2007 and incorporated herein by reference).

4.5	Form of Warrant (included as Exhibit 99.3 to the Form 8-K of Adherex, filed on May 4, 2010 and incorporated herein by reference).

10.1	Master Service Agreement with OCT Group LLC dated August 18, 2010 (filed herewith).
99.1	Press Release for Quarter Ended September 30, 2010 (filed herewith).
31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: November 15, 2010	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 15, 2010	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)