Form 10-K/A
period 2009-12-31
ADHEREX TECHNOLOGIES INC
filed 2011-02-07
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1

FORM 10-K/A

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☑  NO ☐

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

LargLarge accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Shares as reported by NYSE Alternext US LLC, formerly the American Stock Exchange on June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $2,078,135 based upon a total of 69,571,192 shares held as of June 30, 2009 by persons believed to be non-affiliates of the Registrant.  For purposes of this calculation, all of the Registrant’s officers, directors and 10% owners known to the Company are deemed to be affiliates of the Registrant.

As of March 16, 2010, there were 128,226,787 shares of common stock outstanding.

Explanatory Note

Adherex Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (the “2009 10-K”). This Form 10-K/A amends the 2009 10-K by: (i) revising our disclosure in Part I, Item 1. (Business) under Corporate Relationships to expand our description of the development and license agreement with GlaxoSmithKline (“GSK”); (ii) revising our disclosure in Part II, Item 9A. (Controls and Procedures) of management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009; (iii) adding disclosure in Part II, Item 9A. (Controls and Procedures) required by Item 308T(a) of Regulation S-K to be included in Management’s Report on internal control over financial reporting; (iv) revising our disclosure in Part II, Item 9A (Controls and Procedures) of management’s conclusion in its assessment of internal control over financial reporting; and (v) revising our certifications in Exhibits 31.1 and 31.2 to be worded exactly as required by Item 601(b)(31) of Regulation S-K.  Except as described above, no other changes have been made to the 2009 10-K, and this Amendment No. 1 does not otherwise amend, update or change the financial statements or disclosures in the 2009 10-K.

PART I

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

Development and License Agreement with GlaxoSmithKline

On July 14, 2005, we entered into a development and license agreement with GlaxoSmithKline, or GSK.  The agreement included the in-license by our Company of GSK’s oncology product, eniluracil, and an option for GSK to license ADH-1.  As part of the transaction, GSK invested $3.0 million in our Company's common stock.  On October 11, 2006, the GSK option to license ADH-1 expired unexercised.  Under the terms of the agreement relating to eniluracil, we received an exclusive license to develop eniluracil for all indications and GSK retained options to buy-back and assume development of the compound at various points in time.

On March 1, 2007, the GSK agreement was amended and we purchased all of GSK’s remaining buy-back options for a fee of $1.0 million.  As a result of the amendment to the GSK agreement, we now may be required to pay GSK development and sales milestones and royalties.  Specifically, if we file a New Drug Application, or NDA, with the Food and Drug Administration, or FDA, we may be required to pay development milestones of $5.0 million to GSK.  Additionally, depending upon whether the NDA is approved by the FDA and whether eniluracil becomes a commercial success, we may be required to pay up to an additional $70.0 million in development and sales milestones for the initially approved indication, plus royalties in the low-double digit range based on annual net sales.  If we pursue other indications, we may also be required to pay up to an additional $15 million to GSK  for each FDA-approved indication. The GSK agreement continues until terminated by either party in the event of an uncured breach by  the breaching party after 60 days prior written notice.

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

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K/A, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of (i) management’s incomplete report on internal controls over financial reporting in this annual report on Form 10-K, as originally filed on March 31, 2010, and (ii) having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on the aforementioned criteria, our management concluded in its assessment of internal control over financial reporting that our internal control procedures, as of December 31, 2009, was not effective, as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adherex Technologies Inc.

Dated February 4, 2011	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer (principal executive officer) and Director	February 4, 2011
Rostislav Raykov

/s/ Robert Andrade	Chief Financial Officer (principal financial officer and principal	February 4, 2011
Robert Andrade	accounting officer) and Director

/s/ Robert W. Butts	Chairman of the Board	February 4, 2011
Robert W. Butts

/s/ William G. Breen	Director	February 4, 2011
William G. Breen

/s/ Claudio F. Bussandri	Director	February 4, 2011
Claudio F. Bussandri

/s/ David Lieberman	Director	February 4, 2011
David Lieberman

/s/ Arthur T. Porter	Director	February 4, 2011
Arthur T. Porter