Form 10-Q/A
period 2010-03-31
ADHEREX TECHNOLOGIES INC
filed 2011-02-07
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2

FORM 10-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yess☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 13, 2010, there were 368,293,451 shares of Adherex Technologies Inc. common stock outstanding.

Explanatory Note

Adherex Technologies, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q (the “Amendment No. 2”) to further amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on May 14, 2010 (the “First Quarter 10-Q”), and subsequently amended on November 2, 2010.  This Amendment No. 2 further amends the First Quarter 10-Q by: (i) removing the explanatory note containing in the First Quarter 10-Q in its entirety and replacing it with this explanatory note; (ii) conforming our disclosures in Part I (Financial Information) under Item 1 (Financial Statements) in Note 2 to the interim financial statements and under Item 2. (Management’s Discussion and Analysis of Financial Condition) to eliminate references to the absence of a review of the interim financial statements by the Company’s independent auditor; (iii) revising our disclosure in Part I, Item 4 (Controls and Procedures) of management’s conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010; and (iv) revising our certifications in Exhibits 31.1 and 31.2 to be worded exactly as required by Item 601(b)(31) of Regulation S-K.  Except as described above, no other changes have been made to the First Quarter 10-Q, and this Amendment No. 2 does not otherwise amend, update or change the financial statements or disclosures in the First Quarter 10-Q.

PART I – FINANCIAL INFORMATION

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this quarterly report on Form 10-Q/A, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: February 4, 2011	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: February 4, 2011	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)