Form 10-Q/A
period 2010-06-30
ADHEREX TECHNOLOGIES INC
filed 2011-02-07
CIK 1211583

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

As of November 1, 2010, there were 368,293,451 shares of Adherex Technologies Inc. common stock outstanding.

Explanatory Note

Adherex Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 2, 2010 (the “Second Quarter 10-Q”).  This Amendment No. 1 amends the Second Quarter 10-Q by: (i) adding disclosure in Part I (Financial Information), Item 4 (Controls and Procedures) that expressly states management’s conclusion regarding its disclosure controls and procedures as of the quarterly period ended June 30, 2010; and (ii) revising our certifications in Exhibits 31.1 and 31.2 to be worded exactly as required by Item 601(b)(31) of Regulation S-K.  Except as described above, no other changes have been made to the Second Quarter 10-Q, and this Amendment No. 1 does not otherwise amend, update or change the financial statements or disclosures in the Second Quarter 10-Q.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this quarterly report on Form 10-Q/A, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

After the Company filed its Current Report on Form 8-K under Item 4.02 on November 2, 2010, the Company took remedial actions for our internal control weaknesses by contracting additional personnel with experience in the application of U.S. GAAP financial accounting and reporting requirements in order to assist management in its financial accounting and reporting functions.  We believe that this has helped remedy, but has not eliminated, the control deficiency described above regarding lack of sufficient staff to segregate accounting duties.  To finance our continuing operations, we will need to raise additional funds beyond those from our April 2010 private placement and, as disclosed on page 1 of our Form 10-K for the year ended December 31, 2009, there remains substantial uncertainty of our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations.   Once we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

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