Form 10-Q/A
period 2010-09-30
ADHEREX TECHNOLOGIES INC
filed 2011-02-07
CIK 1211583

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

Explanatory Note

Adherex Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (the “Third Quarter 10-Q”).  This Form 10-Q/A amends the Third Quarter 10-Q by adding disclosure in Part I (Financial Information), Item 4 (Controls and Procedures) that expressly states management’s conclusion regarding its disclosure controls and procedures as of the quarterly period ended September 30, 2010.  Except as described above, no other changes have been made to the Third Quarter 10-Q, and this Amendment No. 1 does not otherwise amend, update or change the financial statements or disclosures in the Third Quarter 10-Q.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this quarterly report on Form 10-Q/A, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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