Form 10-K
period 2010-12-31
ADHEREX TECHNOLOGIES INC
filed 2011-03-31
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____ to ____
Commission File Number: 001-32295

ADHEREX TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Canada (State or Other Jurisdiction of Incorporation or Organization	20-0442384 (I.R.S. Employer Identification No.)

68 TW Alexander Drive, Suite 119 Research Triangle Park, NC (Address of Principal Executive Offices)	27709 (Zip Code)
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
Yes ☐  No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Shares as reported by the OTC Pink Sheets on June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,946,187 based upon a total of 123,654,665 shares held as of June 30, 2010 by persons believed to be non-affiliates of the Registrant (for purposes of this calculation, all of the Registrant’s officers, directors and 10% owners known to the Company are deemed to be affiliates of the Registrant).

As of March 16, 2011, there were 368,293,453 shares of common stock outstanding.

ADHEREX TECHNOLOGIES INC.
2010 FORM 10-K ANNUAL REPORT

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

Our periodic and current reports are available, free of charge, after the material is electronically filed with, or furnished to, the SEC and EDGAR at http://www.sec.gov/edgar and the Canadian securities regulators on SEDAR, at www.sedar.com.  The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

Item 1.   Business.
Overview

Adherex Technologies, Inc. is a biopharmaceutical company focused on cancer therapeutics. We incorporated under the Canada Business Corporations Act and we have three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company.

On April 20, 2010, we entered into agreements with our largest shareholder, Southpoint Capital Advisors LP and certain other investors for a non-brokered private placement. Participating investors purchased 240,066,664 units at a price of CAD$0.03 per unit, for gross proceeds of CAD$7,202,000. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at a price of CAD$0.08 per share. The additional working capital provided us with the funding necessary to move the development of eniluracil forward by developing a study design for a Phase II trial of eniluracil.

We commenced a rights offering to our shareholders on March 2, 2011, the record date for the rights offering (the "Rights Offering"). Pursuant to the terms of the Rights Offering, we distributed rights to subscribe for up to 425,000,000 units at a price of CAD$0.03 per unit (for gross proceeds of up to CAD$12,750,000), to our shareholders on the basis of one right per each share of common stock held by such shareholder on the record date.  Purchasers of units in the Company's April 2010 private placement described above that owned common stock as of the record date for the Rights Offering agreed not to participate in the Rights Offering.  Each right was exercisable for one unit which consisted of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant will entitle the holder thereof, commencing on the six month anniversary of the issuance date, to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date. Adherex filed a final short-form prospectus for the Rights Offering with the securities regulatory authorities in Canada to qualify the distribution of the rights in Canada on February 11, 2011 and a Form S-1 registration statement with the Securities and Exchange Commission to register the rights and underlying securities in the United States, which registration statement was declared effective on February 11, 2011.  As of 5:00 pm New York City time on March 29th, 2011, the expiration date for the Rights Offering, based on our preliminary calculations we had received subscriptions for an aggregate of approximately 85 million units, representing estimated aggregate gross proceeds of approximately CAD$2.5 million.

On July 7, 2009, there was a restructuring of our Board of Directors and management team. We accepted the resignation of certain members of our Board, and appointed Robert Butts to serve as Chairman of the Board, Rostislav Raykov to serve as a director and our Chief Executive Officer, Robert Andrade to serve as a director and our Vice President and Thomas Spector to serve as our Chief Scientific Officer.

On September 4, 2009, Jim Klein, our Chief Financial Officer resigned. We subsequently appointed Robert Andrade as our new Chief Financial Officer.

On July 7, 2009, we announced that we intended to primarily focus our remaining financial resources on the development of eniluracil. We have terminated our eniluracil study using our topical formulation and will focus our resources on the development of a redesigned study combining eniluracil and 5-fluorouracil, or 5-FU, targeting anti-cancer indications.  Additionally, throughout the remainder of 2009, we conducted an evaluation of ADH-1 and STS. Our evaluation of ADH-1 resulted in the termination of our license agreement with McGill University and the return of ADH-1 composition of matter patents and licenses to McGill University. We continue to hold various ADH-1 method of use and small molecule patents that are property of Adherex. With regards to STS, we continue our Phase III studies with STS for both the International Childhood Liver Tumour Strategy Group, known as SIOPEL, and the Children's Oncology Group. Our evaluation of STS continues to pursue strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies.

Eniluracil

Eniluracil was previously under development by GlaxoSmithKline. GlaxoSmithKline advanced eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. We expect the working capital infusion we received in April 2010 will be sufficient to fund a Phase II trial involving approximately 140 patients. We expect results from those trials to be indicative of the future viability of eniluracil and will allow us to assess whether further development and testing of enliuracil is warranted. During the third quarter of 2010, Adherex submitted the protocol to the U.S. Food and Drug Administration and to the Ministry of Healthcare and Social Development in Russia.  Adherex anticipates the trial to be  open for recruitment in the second quarter of  2011.

Eniluracil is an irreversible inhibitor of DPD, the enzyme primarily responsible for the rapid breakdown of 5-FU in the body. Eniluracil is being developed by Adherex to improve the therapeutic value of 5-FU by making it effective in cancers and reducing the debilitating side effects.

While 5-FU is a current mainstay of contemporary oncology treatment, it has some therapeutic drawbacks and limitations; including that 5-FU:

☐	is given by vein (intravenously) and often by prolonged, multi-day infusions;

☐	produces highly variable blood levels in patients. Low levels can reduce its effectiveness and high levels can increase its side effects; and

☐
is broken down (catabolized) to f orm α-fluoro-β-alanine, or F-BAL . This compound appears to cause neurotoxicity and “hand-foot syndrome” which are debilitating and dose-limiting side effects of 5-FU therapy. Importantly, F-BAL also decreases the antitumor activity of 5-FU in lab animals.

Eniluracil: Mechanism of Action

By inactivating DPD, eniluracil prevents the breakdown of 5-FU to F-BAL. Eniluracil also greatly prolongs exposure of the tumor cells to 5-FU. When eniluracil is properly used in combination with 5-FU, it may resolve many of the therapeutic drawbacks and limitations of 5-FU noted above. For instance, we believe eniluracil:

☐	enables 5-FU to be dosed orally;

☐	converts highly variable blood levels of 5-FU to highly consistent and predictable levels;

☐	extends the elimination half-life of 5-FU from about 10 minutes to about 5 hours; and

☐	prevents the formation of F-BAL, which is the apparent causative agent for hand-foot syndrome and for 5-FU-induced neurotoxicity. F-BAL also decreases the antitumor efficacy of 5-FU in lab animals.

Thus, eniluracil has the potential to make 5-FU more effective and better tolerated.

We believe that eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. We expect the working capital infusion we received in April 2010 will be sufficient to fund a Phase II trial involving approximately 140 patients. We expect results from those trials to be indicative of the future viability of eniluracil and will allow us to assess whether further development and testing of enliuracil is warranted.

Eniluracil: Clinical Development

Eniluracil plus 5-FU was previously being developed by GlaxoSmithKline. Although the therapy was successful in Phase I and Phase II clinical trials, it tended to produce less antitumor activity than the control therapy in two Phase III trials. Development was subsequently stopped.

We believe that the dose and schedule used in the previous GlaxoSmithKline Phase III trials may not have been optimal. Preclinical studies have shown that when eniluracil is present in high ratios to 5-FU, it decreases the antitumor activity. In the GlaxoSmithKline Phase III trials, the ratio of eniluracil to 5-FU was 10 to 1.

 Our Chief Scientific Officer, Dr. Spector, is the principal inventor of eniluracil/5-FU treatment and has over 20 years of experience with eniluracil. Dr. Spector has created a revised protocol designed to avoid the problems of the earlier GlaxoSmithKline Phase III trials as well as those encountered in our more recent trials.

STS

STS is currently marketed for use in humans as part of a treatment for cyanide poisoning. We have licensed from Oregon Health & Science University intellectual property rights for the use of STS as a chemoprotectant, and are developing STS as a protectant against the hearing loss often caused by platinum-based anti-cancer agents, in both children and adults. Preclinical and clinical studies conducted by Oregon Health & Science University and others have indicated that STS can effectively reduce the incidence of hearing loss caused by platinum-based anti-cancer agents. We have received Orphan Drug Designation in the United States for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients.

Hearing loss among children receiving platinum-based chemotherapy is frequent, permanent and often severely disabling. The incidence of hearing loss in these children depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. In addition, adults undergoing chemotherapy for several common malignancies, including ovarian cancer, testicular cancer, advanced bladder cancer and particularly head and neck cancer and brain cancer, often receive intensive platinum-based therapy and may experience severe, irreversible hearing loss, particularly in the high frequencies.

Investigators at Oregon Health & Science University have conducted Phase I and Phase II studies which have shown STS reduces the hearing loss associated with platinum-based chemotherapy. In one study at Oregon Health & Science University, the need for hearing aids to correct high frequency hearing loss was reduced from about 50% to less than 5%.

In October 2007, we announced that our collaborative partner, the International Childhood Liver Tumour Strategy Group, known as SIOPEL, a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, had launched a randomized Phase III clinical trial to investigate whether STS reduces hearing loss in children receiving cisplatin, a platinum-based chemotherapy often used in children. The study initially opened in the United Kingdom and will include SIOPEL centers in up to 33 additional countries. The clinical trial is expected to enroll approximately 100 children with liver (hepatoblastoma) cancer. Patients will receive cisplatin alone or cisplatin plus STS. The study, which is being coordinated through the Children’s Cancer and Leukemia Group in the United Kingdom, is intended to compare the level of hearing loss associated with cisplatin alone versus the combination of cisplatin plus STS, as well as the safety, tolerability and anti-tumor activity in both arms of the study. Under the terms of our agreement, SIOPEL will conduct and fund the clinical activity and we will provide drug, drug distribution and pharmacovigilance, or safety monitoring, for the study.

In March 2008, we announced the activation of a Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group. The goal of this Phase III study is to evaluate in a multi-centered, randomized trial whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children, one to eighteen years of age, who are to receive cisplatin according to their disease-specific regimen upon enrollment in this study, will be randomized to receive STS or not. Efficacy of STS will be determined through comparison of hearing sensitivity at follow-up relative to baseline measurements using standard audiometric techniques. The trial is expected to enroll up to 120 patients in up to 230 Children’s Oncology Group centers in the United States, Canada, Australia and Europe. The Children’s Oncology Group will fund the clinical activities for the study and we will be responsible for providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study.

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

 Intellectual Property

Patents are important to developing and protecting our competitive position. Our general policy is to seek patent protection in the United States, major European countries, Japan, Canada and other jurisdictions as appropriate for our compounds and methods. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest (priority) application was filed; however, U.S. patents that issue on applications filed before June 8, 1995 may be effective until 17 years from the issue date, if that is later than the 20 year date. In some cases, the patent term may be extended to recapture a portion of the term lost during FDA regulatory review or because of U.S. Patent and Trademark Office, or USPTO, delays in prosecuting the application. The duration of foreign patents varies similarly, in accordance with local law.

Currently, we own or have licensed 62 issued patents world-wide. We have been issued 25 U.S. and one foreign patent, and we have 21 patents pending throughout the world. We have licensed from GlaxoSmithKline 9 U.S. and 17 foreign patents, and we have licensed from Oregon Health and Science University one U.S. and 9 foreign patents, with an additional 5 patents pending.

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

Our patent position and proprietary rights are subject to certain risks and uncertainties. Please read the “Risk Factors” section of this report  for information about certain risks and uncertainties that may affect our patent position and proprietary rights.

We also rely upon unpatented confidential information to remain competitive. We protect such information principally through confidentiality agreements with our employees, consultants, outside scientific collaborators, and other advisers. In the case of our employees, these agreements also provide, in compliance with relevant law, that inventions and other intellectual property conceived by such employees during their employment shall be our exclusive property.

Corporate Relationships

License Agreement with Oregon Health & Science University

In November 2002, we acquired an exclusive license agreement with Oregon Health & Science University through our acquisition of Oxiquant Inc., which had entered into the license agreement with Oregon Health & Science University in September 2002. Pursuant to the license agreement, Oregon Health & Science University granted us an exclusive worldwide license to intellectual property directed to thiol-based compounds including STS and their use in oncology. In consideration, Oregon Health & Science University was issued 250,250 shares of common stock of Oxiquant that were subsequently converted upon the acquisition of Oxiquant into 382,514 shares of Adherex common stock, and warrants to purchase shares of Adherex common stock that subsequently expired in 2007. In addition, we made the following milestone payments: (i) $50,000 upon completion of Phase I clinical trials, (ii) $200,000 upon completion of Phase II clinical trials, (iii) $500,000 upon completion of Phase III clinical trials. We will also be liable for an additional milestone payment of $250,000 upon the first commercial sale for any licensed product. We are also required to pay Oregon Health & Science University a 2.5% royalty on net sales of any licensed products and a 15% royalty on any consideration received from sublicensing of the licensed technology.

The term of the license agreement expires on the date of the last to expire claim(s) covered in the patents licensed to us, unless earlier terminated as provided in the agreement. The agreement is terminable by Oregon Health & Science University in the event of a material breach of the agreement by us or our sublicensees after 60 days prior written notice from Oregon Health & Science University. We have the right to terminate the agreement at any time upon 60 days prior written notice and payment of all fees due to Oregon Health & Science University under the agreement.

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

The general collaboration agreement with McGill University was terminated on November 19, 2009. All remaining costs were forgiven, and we returned all licenses granted in the agreement to McGill. We continue to hold various ADH-1method of use and small molecule patents that are property of Adherex.

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

We are aware of a number of companies engaged in the research, development and testing of new cancer therapies or means of increasing the effectiveness of existing therapies, including, among many others, Abbott Laboratories, Amgen, Antisoma, AstraZeneca, Bayer, Bristol-Myers Squibb, EntreMed, Merck & Co., NeoPharm, Novartis, Johnson & Johnson, OSI Pharmaceuticals, Onyx, OXiGENE, Peregrine Pharmaceuticals, Pfizer, Roche, Taiho and Sanofi-Aventis. Some of these companies have products that have already received, or are in the process of receiving, regulatory approval or are in later stages of clinical development than our products. Many of them have much greater financial resources than we do. Many of these companies have marketed drugs or are developing targeted cancer therapeutics which, depending upon the mechanism of action of such agents, could be viewed as competitors.

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

We are not aware of any commercially available agents that reduce the incidence of hearing loss associated with the use of platinum-based anti-cancer agents, for which purpose we are developing STS. There are several potential competitive agents with activity in preclinical or limited clinical settings. These include: D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings but was demonstrated to be inferior to STS in comparative studies; SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals for noise and age-related hearing loss but in early Phase I trials for chemotherapy related hearing loss, which mimics glutathione peroxidase and induces the intracellular induction of glutathione; N-acetylcysteine and amifostine, which have shown effectiveness (but less than STS) in experimental systems; and Vitamin E, salicylate and tiopronin, which have all demonstrated moderate activity in rat models to protect against cisplatin-induced ototoxicity, but no clinical trials have been performed. Cochlear implants, which are small electronic devices that are surgically placed in the inner ear to assist with certain types of deafness, are utilized to assist hearing but are often suboptimal and very expensive with costs in the US averaging $60,000.

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

Government Regulation

The production and manufacture of our product candidates and our research and development activities are subject to significant regulation for safety, efficacy and quality by various governmental authorities around the world. Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. Clinical trial programs must establish efficacy, determine an appropriate dose and regimen, and define the conditions for safe use. This is a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. In the U.S., the results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application or a New Drug Application. In response to these submissions, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval. Similar submissions are required by authorities in other jurisdictions who independently assess the product and may reach the same or different conclusions.

The receipt of regulatory approval often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. Even after initial approval from the FDA or other regulatory agencies has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness. Additional trials are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. Furthermore, the FDA and other regulatory agencies require companies to disclose clinical trial results. Failure to disclose such results within applicable time periods could result in penalties, including civil monetary penalties.

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

Generally, the steps required for drug approval in Canada and the United States, specifically in cancer related therapies, include:

☐
Preclinical Studies : Preclinical studies, also known as non-clinical studies, primarily involve evaluations of pharmacology, toxic effects, pharmacokinetics and metabolism of a drug in animals to provide evidence of the relative safety and bioavailability of the drug prior to its administration to humans in clinical studies. A typical program of preclinical studies takes 18 to 24 months to complete. The results of the preclinical studies as well as information related to the chemistry and comprehensive descriptions of proposed human clinical studies are then submitted as part of the Investigational New Drug, application to the FDA, a Clinical Trial Application to the TPD, or similar submission to other foreign regulatory bodies. This is necessary in Canada, the United States and most other countries prior to undertaking clinical studies. Additional preclinical studies are conducted during clinical development to further characterize the toxic effects of a drug prior to submitting a marketing application.

☐
Phase I Clinical Trials : Most Phase I clinical trials take approximately one year to complete and are usually conducted on a small number of healthy human subjects to evaluate the drug’s safety, tolerability and pharmacokinetics. In some cases, such as cancer indications, Phase I clinical trials are conducted in patients rather than healthy volunteers.

☐
Phase II Clinical Trials : Phase II clinical trials typically take one to two years to complete and are generally carried out on a relatively small number of patients, generally between 15 and 50, in a specific setting of targeted disease or medical condition, in order to provide an estimate of the drug’s effectiveness in that specific setting. This phase also provides additional safety data and serves to identify possible common short-term side effects and risks in a somewhat larger group of patients. Phase II testing frequently relates to a specific disease, such as breast or lung cancer. Some contemporary methods of developing drugs, particularly molecularly targeted therapies, do not require broad testing in specific diseases, and instead permit testing in subsets of patients expressing the particular marker. In some cases, such as cancer indications, the company sponsoring the new drug may submit a marketing application to seek accelerated approval of the drug based on evidence of the drug’s effect on a “surrogate endpoint” from Phase II clinical trials.  A surrogate endpoint is a laboratory finding or physical sign that may not be a direct measurement of how a patient feels, functions or survives, but is still considered likely to predict therapeutic benefit for the patient.  If accelerated approval is received, the company sponsoring the new drug must continue testing to demonstrate that the drug indeed provides therapeutic benefit to the patient.

☐
Phase III Clinical Trials : Phase III clinical trials typically take two to four years to complete and involve tests on a much larger population of patients suffering from the targeted condition or disease.  These studies involve conducting controlled testing and/or uncontrolled testing in an expanded patient population, numbering several hundred to several thousand patients, at separate test sites, known as multi-center trials, to establish clinical safety and effectiveness.  These trials also generate information from which the overall benefit-risk relationship relating to the drug can be determined and provide a basis for drug labeling.  Phase III trials are generally the most time consuming and expensive part of a clinical trial program.  In some instances, governmental authorities, such as the FDA, will allow a single Phase III clinical trial to serve as a pivotal efficacy trial to support a Marketing Application.

☐
Marketing Application : Upon completion of Phase III clinical trials, the pharmaceutical company sponsoring the new drug assembles all the chemistry, preclinical and clinical data and submits it to the TPD or the FDA as part of a New Drug Submission in Canada or a New Drug Application, in the United States.  The marketing application is then reviewed by the regulatory body for approval to market the product.  The review process generally takes twelve to eighteen months.

Any clinical trials that we conduct may not be successfully completed, either in a satisfactory time period or at all.  The typical time periods described above may vary substantially and may be materially longer.  In addition, the FDA and its counterparts in other countries have considerable discretion to discontinue trials if they become aware of any significant safety issues or convincing evidence that a therapy is not effective for the indication being tested.  It is possible the FDA and its counterparts in other countries may not (i) allow clinical trials to proceed at any time after receiving an Investigational New Drug, (ii) allow further clinical development phases after authorizing a previous phase, or (iii) approve marketing of a drug after the completion of clinical trials.

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

Good Clinical Practices

The FDA and other regulatory agencies promulgate regulations and standards, commonly referred to as current Good Clinical Practices for designing, conducting, monitoring, auditing and reporting the results of clinical trials to ensure that the data and results are accurate and that the trial participants are adequately protected. The FDA and other regulatory agencies enforce Good Clinical Practices through periodic inspections of trial sponsors, principal investigators and trial sites. If our study sites fail to comply with applicable Good Clinical Practices, the clinical data generated in our clinical trials may be deemed unreliable and relevant regulatory agencies may require us to perform additional clinical trials before approving our marketing applications.

Good Manufacturing Practices

The FDA and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacture of pharmaceutical and biologic products prior to approving a product. If, after receiving approval from regulatory agencies, a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required.  All facilities and manufacturing techniques that may be used for the manufacture of our products must comply with applicable regulations governing the production of pharmaceutical products known as "Good Manufacturing Practices."

Orphan Drug Act

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Legislation similar to the U.S. Orphan Drug Act has been enacted in other countries, including within the European Union.

Other Laws

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights may be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

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

Research and development expenses totaled $0.7 million and $2.1 million for the fiscal years ended December 31, 2010 and 2009, respectively.

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

To date, we have been engaged primarily in research and development activities. We have had no revenues through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We experienced net losses of approximately $7.8 million in the twelve months ended December 31, 2010, and approximately $3.0 million for the twelve months ended December 31, 2009. At December 31, 2010, we had an accumulated deficit of approximately $108.8 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing. Our ability to attain profitability will depend upon our ability to fund and develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

There is no assurance that we will successfully develop a commercially viable product.

Since our formation in September 1996, we have engaged in research and development programs. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until we have completed additional clinical trials, if at all. There can be no assurance that the research we fund and manage will lead to commercially viable products. Our intention is to commence a Phase II study for eniluracil and we have agreements in place for Phase III studies of STS. Our products must still undergo substantial additional regulatory review prior to commercialization.

We do not presently have the financial or human resources to complete Phase III trials for our lead product candidates.

We do not presently have the financial or human resources to complete Phase III trials for any of our lead product candidates. We have designed and anticipate enrolling patients in a Phase II trial for eniluracil in the second quarter of 2011. If these trials are successful, and if we decide to continue to develop eniluracil, we will need additional funding, or we will need to enlist a partner to conduct future trials.

We have agreements with the International Childhood Liver Tumour Strategy Group, known as SIOPEL, and the Children's Oncology Group to further develop STS in Phase III trials. It is possible SIOPEL and the Children's Oncology Group may not conduct or complete the clinical trials with STS as currently planned. Such collaborators might not commit sufficient resources to the development of our product candidates, which may lead to significant delays. We have already experienced significant delays in the activation of the Children's Oncology Group trial and subsequent accrual of patients into the Children's Oncology Group and SIOPEL clinical trials. We do not have the resources to independently develop or conduct such trials ourselves.

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

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations, and maintain a cohesive and stable work environment. Our Chief Executive Officer and General Counsel both left our Company in July 2009, as did a number of our directors. Also, our Chief Financial Officer left our Company in September 2009. We retained three new executives at that time, so their integration into our Company has been and will continue to be critical to our success. Any future management departures could have a material adverse effect on our business.

If we do not maintain current or enter into new collaborations with other companies, we might not successfully develop our product candidates or generate sufficient revenues to expand our business.

We currently rely on scientific and research and development collaboration arrangements with academic institutions and other third party collaborators, including our agreement for eniluracil with GlaxoSmithKline and an exclusive worldwide license from Oregon Health & Science University for STS. We also rely on collaborators for testing STS, including SIOPEL and the Children’s Oncology Group.

The agreements with GlaxoSmithKline and Oregon Health & Science University are terminable by either party in the event of an uncured breach by the other party. We may also terminate our agreement with Oregon Health & Science University at any time upon prior written notice of specified durations to the licensor. Termination of any of our collaborative arrangements could materially adversely affect our business. For example, if we are unable to make the appropriate payments under these agreements, the licensor might terminate the agreement which might have a material adverse impact. In addition, our collaborators might not perform as agreed in the future.

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

In order to achieve profitable operations, we, alone or in collaboration with others, must successfully fund, develop, manufacture, introduce and market our product candidates. The time necessary to achieve market success for any individual product is long and uncertain. Our product candidates and research programs are in various stages of clinical development and require significant, time-consuming and costly research, testing and regulatory clearances. In developing our product candidates, we are subject to risks of failure that are inherent in the development of therapeutic products based on innovative technologies. For example, our product candidates might be ineffective, as eniluracil was shown to be in earlier clinical trials conducted by GlaxoSmithKline, or may be overly toxic, or otherwise might fail to receive the necessary regulatory clearances. The results of preclinical and initial clinical trials are not necessarily predictive of future results. Our product candidates might not be economical to manufacture or market or might not achieve market acceptance. In addition, third parties might hold proprietary rights that preclude us from marketing our product candidates or others might market equivalent or superior products.

We must conduct human clinical trials to assess our product candidates. If these trials are delayed or are unsuccessful, our development costs will significantly increase and our business prospects may suffer.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate, through preclinical studies with animals and clinical trials with humans, that our product candidates are safe and effective for use in each target indication. To date, we have performed only limited clinical trials, and we have only done so with some of our product candidates. Much of our testing has been conducted on animals or on human cells in the laboratory, and the benefits of treatment seen in animals may not ultimately be obtained in human clinical trials. As a result, we will need to perform significant additional research and development and extensive preclinical and clinical testing prior to any application for commercial use. We may suffer significant setbacks in clinical trials, and the trials may demonstrate our product candidates to be unsafe or ineffective. We may also encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials, which would increase our development costs and harm our financial results and commercial prospects. Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials and we may experience significant delays in the future. If patients are unwilling to participate in our trials because of competitive clinical trials for similar patient populations, perceived risk or any other reason, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. Other factors that may result in significant delays include obtaining regulatory or ethics review board approvals for proposed trials, reaching agreement on acceptable terms with prospective clinical trial sites, and obtaining sufficient quantities of drug for use in the clinical trials. Such delays could result in the termination of the clinical trials altogether.

Regulatory approval of our product candidates is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

Development, manufacture and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidates. Our clinical studies might be delayed or halted, or additional studies might be required, for various reasons, including:

☐	lack of funding;

☐	the drug is not effective;

☐	patients experience severe side effects during treatment;

☐	appropriate patients do not enroll in the studies at the rate expected;

☐	drug supplies are not sufficient to treat the patients in the studies; or

☐	we decide to modify the drug during testing.

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

We and our third-party manufacturers are also required to comply with the applicable current FDA Good Manufacturing Practices regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products, and they are subject to additional FDA inspection. If we fail to comply with any of the FDA’s continuing regulations, we could be subject to reputational harm and sanctions, including:

☐	delays, warning letters and fines;

☐	product recalls or seizures and injunctions on sales;

☐	refusal of the FDA to review pending applications;

☐	total or partial suspension of production;

☐	withdrawals of previously approved marketing applications; and

☐	civil penalties and criminal prosecutions.

In addition, identification of side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional testing or changes in labeling of the product.

We may be unable to effectively deploy the proceeds from our April 30, 2010 financing and the proceeds from our Rights Offering for the development of eniluracil.

In April 2010, we announced the closing of a CAD $7.2 million financing. This financing requires effective management and deployment of our current employees and consultants. On March 29, 2011, we closed our Rights Offering and anticipate that we will promptly receive proceeds therefrom.  Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop eniluracil.

If our licenses to proprietary technology owned by others are terminated or expire, we may suffer increased development costs and delays, and we may not be able to successfully develop our product candidates.

The development of our drug candidates and the manufacture and sale of any products that we develop will involve the use of processes, products and information, some of the rights to which are owned by others. Our product candidates are licensed under agreements with GlaxoSmithKline and Oregon Health & Science University. Although we have obtained licenses or rights with regard to the use of certain processes, products and information, the licenses or rights could be terminated or expire during critical periods and we may not be able to obtain, on favorable terms or at all, licenses or other rights that may be required. Some of these licenses provide for limited periods of exclusivity that may be extended only with the consent of the licensor, which may not be granted.

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

The value of our technology will depend in part upon our ability, and those of our collaborators, to obtain patent protection or licenses to patents, maintain trade secret protection and operate without infringing on the rights of third parties. Although we have successfully pursued patent applications in the past, it is possible that:

☐	some of all of our pending patent applications, or those we have licensed, may not be allowed;
☐	proprietary products or processes that we develop in the future may not be patentable;
☐	any issued patents that we own or license may not provide us with any competitive advantages or may be successfully challenged by third parties; or
☐	the patents of others may have an adverse effect on our ability to do business.

It is not possible for us to be certain that we are the original and first creator of inventions encompassed by our pending patent applications or that we were the first to file patent applications for any such inventions. Further, any of our patents, once issued, may be declared by a court to be invalid or unenforceable.

Eniluracil is currently protected under issued composition of matter and method patents that we exclusively licensed in combination with 5-FU from GlaxoSmithKline that expire in 2014 and 2015. STS is currently protected by method of use patents that we exclusively licensed from Oregon Health & Science University that expire in Europe in 2021 and are currently pending in the United States. None of the above expiry dates take into consideration additional pending patent applications for eniluracil that, if issued, could provide additional patent protection nor possible patent term extensions or periods of data exclusivity that may be available upon marketing approval in the various countries worldwide. In addition, periods of marketing exclusivity for STS may also be possible in the United States under orphan drug status. We obtained Orphan Drug Designation in the United States for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients in 2004, if approved, will have seven years of exclusivity in the United States from the approval date. Refer to the “Description of Business” section of this report for a further description of the United States Orphan Drug Designation.

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

STS, one of our product candidates, is currently only covered by “method of use” patents, which covers the use of certain compounds to treat specific conditions, and not by “composition of matter” patents, which would cover the chemical composition of the compound. Method of use patents provides less protection than composition of matter patents because of the possibility of off-label competition if other companies develop or market the compound for other uses. If another company markets a drug that we expect to market under the protection of a method of use patent, physicians may prescribe the other company’s drug for use in the indication for which we obtain approval and have a patent, even if the other company’s drug is not approved for such an indication. Off-label use and sales could limit our sales and exert pricing pressure on any products we develop covered only by method of use patents. Also, it may be more difficult to find a collaborator to license or support the development of our product candidates that are only covered by method of use patents.

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

Our cash invested in money market funds might be subject to loss.

Even though we believe we take a conservative approach to investing our funds, the volatility of the current financial markets exposes us to increased investment risk, including the risks that the value and liquidity of our money market investments could deteriorate significantly and the issuers of the investments we hold could be subject to credit rating downgrades While we have not experienced any loss or write down of our money market investments in the past, we cannot guarantee that such losses will not occur in future periods.

Risks Related to Our Industry

If we are unable to obtain applicable U.S. and/or foreign regulatory approvals, we will be unable to develop and commercialize our drug candidates.

The preclinical studies and clinical trials of our product candidates, as well as the manufacturing, labeling, sale and distribution, export or import, marketing, advertising and promotion of our product candidates are subject to various regulatory frameworks in the United States, Canada and other countries. Any products that we develop must receive all relevant regulatory approvals and clearances before any marketing, sale or distribution. The regulatory process, which includes extensive preclinical studies and clinical testing to establish product safety and efficacy, can take many years and cost substantial amounts of money. As a result of the length of time, many challenges and costs associated with the drug development process, the historical rate of failures for drug candidates is extremely high. For example, prior development of our compound eniluracil by GlaxoSmithKline was not successful. Varying interpretations of the data obtained from studies and tests could delay, limit or prevent regulatory approval or clearance. Changes in regulatory policy could also cause delays or affect regulatory approval. Any regulatory delays may increase our development costs and negatively impact our competitiveness and prospects. It is possible that we may not be able to obtain regulatory approval of any of our drug candidates or approvals may take longer and cost more to obtain than expected.

Regulatory approvals, if granted, may entail limitations on the uses for which any products we develop may be marketed, limiting the potential sales for any such products. The granting of product approvals can be withdrawn at any time, and manufacturers of approved products are subject to regular reviews, including for compliance with FDA Good Manufacturing Practices regulations. Failure to comply with any applicable regulatory requirement, which may change from time to time, can result in warning letters, fines, sanctions, penalties, recalling or seizing products, suspension of production, or even criminal prosecution.

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

The biotechnology and pharmaceutical industry, and in particular the field of cancer therapeutics where we are focused, is very competitive. Many companies and research organizations are engaged in the research, development and testing of new cancer therapies or means of increasing the effectiveness of existing therapies, including, among many others, Abbott Laboratories, Amgen, Antisoma, Adventrix, AstraZeneca, Bayer, Bristol-Myers Squibb, EntreMed, Johnson & Johnson, Merck & Co., NeoPharm, Novartis, Onyx, OSI Pharmaceuticals, OXiGENE, Peregrine Pharmaceuticals, Pfizer, Roche, Sanofi-Aventis, and Taiho. Many of these companies have marketed drugs or are developing targeted cancer therapeutics which, depending upon the mechanism of action of such agents could thus be competitors.

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

The use of our product candidates in clinical trials and for commercial applications, if any, may expose us to liability claims in the event that such product candidates cause injury or death or result in other adverse effects. These claims could be made by health care institutions, contract laboratories, and subjects participating in our clinical studies, patients or others using our product candidates. In addition to liability claims, certain serious adverse events could require interruption, delay and/or discontinuation of a clinical trial and potentially prevent further development of the product candidate. We carry clinical trial insurance but the coverage may not be sufficient to protect us from legal expenses and liabilities we might incur. Litigation is very expensive, even if we defend successfully against possible litigation. In addition, our existing coverage may not be adequate if we further develop products, and future coverage may not be available in sufficient amounts or at reasonable cost. In addition, we might reduce the amount of this coverage due to our limited financial resources. Adverse liability claims may also harm our ability to obtain or maintain regulatory approvals.

We used hazardous material and chemicals in our research and development, and our failure to comply with laws related to hazardous materials could materially harm us.

In the past, our research and development processes involved the controlled use of hazardous materials, such as flammable organic solvents, corrosive acids and corrosive bases. Accordingly, we are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. We could be held liable for any damages that result and any such liability could exceed our resources and may not be covered by our general liability insurance. We currently do not carry insurance specifically for hazardous materials claims. We may be required to incur significant costs to comply with environmental laws and regulations, which may change from time to time. Our current practice is to outsource these activities.

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

In many markets, the pricing or profitability of healthcare products is subject to government control. In recent years, federal, state, provincial and local officials and legislators have proposed or are proposing a variety of price-based reforms to the healthcare systems in the United States, Canada and elsewhere. Some proposals include measures that would limit or eliminate payments from third-party payors to the consumer for certain medical procedures and treatments or allow government control of pharmaceutical pricing. The adoption of any such proposals or reforms could adversely affect the commercial viability of our product candidates.

In the U.S., there have been numerous proposals considered at the federal and state levels for comprehensive reforms of health care and its cost, and it is likely that federal and state legislatures and health agencies will continue to focus on health care reform in the future. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

Any significant changes in the healthcare system in the United States, Canada or abroad would likely have a substantial impact on the manner in which we conduct business and could have a material adverse effect on our ability to raise capital and the viability of product commercialization.

Risks Related to Owning Our Common Shares

Our common stock has been delisted from NYSE Alternext US LLC (formerly the American Stock Exchange), which may make it more difficult for stockholders to dispose of their shares.

In December 2008, we received notice from the NYSE Alternext US, LLC (formerly the American Stock Exchange), or AMEX, that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we had incurred losses from continued operations and net losses in the five most recent fiscal years. On January 20, 2009, we voluntarily filed to delist our common stock from the AMEX and effective January 30, 2009, our common stock no longer traded on the AMEX. As a result, any trading of our common stock in the U.S. will need to be conducted in the over-the-counter market, on the Pink Sheets. In addition, our common stock is also subject to the SEC’s penny stock rules, which impose additional requirements on broker-dealers who effect trades. As a result, stockholders might have difficulty selling our common stock.

We may be unable to maintain the listing of our common stock on the TSX and that would make it more difficult for stockholders to dispose of their common stock.

Our common stock is currently listed on the TSX. The TSX has rules for continued listing, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise additional capital to continue operations. In January 2009, our common stock was delisted from the AMEX as we did not meet the continued listing requirements of that exchange. On April 22, 2010, the Toronto Stock Exchange issued an official delisting review of our common stock. On August 18, 2010, the Toronto Stock Exchange completed its review of the Company and determined that the Company meets TSX's continued listing requirements.

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

The market price of our common stock is highly volatile and could cause the value of your investment to significantly decline.

Historically, the market price of our common stock has been highly volatile and the market for our common stock has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From July 1, 2008 to March 10, 2011, the trading price of our stock fluctuated from a high closing price of CAD$0.33 per share to a low closing price of CAD$0.01 per share on the TSX. From July 1, 2008 until our delisting on January 30, 2009, the trading price of our stock fluctuated from a high closing price of $0.23 per share to a low closing price of $0.01 per share on the AMEX. Historically, our common stock has had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common stock. It is likely that the market price of our common stock will continue to fluctuate significantly in the future.

The market price of our stock may be significantly affected by many factors, including without limitation:

☐	the need to raise additional capital and the terms of any transaction we are able to enter into;

☐	other external factors generally or stock market trends in the pharmaceutical or biotechnology industries specifically;

☐	announcements of licensing agreements, joint ventures, collaborations or other strategic alliances that involve our products or those of our competitors;

☐	innovations related to our or our competitors’ products;

☐	actual or potential clinical trial results related to our or our competitors’ products;

☐	our financial results or those of our competitors;

☐	reports of securities analysts regarding us or our competitors;

☐	developments or disputes concerning our licensed or owned patents or those of our competitors;

☐	developments with respect to the efficacy or safety of our products or those of our competitors; and

☐	health care reforms and reimbursement policy changes nationally and internationally.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” who are generally individuals with a net worth in excess of $1,000,000 (excluding their principal residence) or annual incomes exceeding $200,000, or $300,000 together with their spouses. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Our existing principal stockholders hold a substantial number of shares of our common stock and may be able to exercise influence in matters requiring approval of stockholders.

At March 10, 2011, our current stockholders separately representing more than 5% ownership in our Company collectively represented beneficial ownership of approximately 65% of our common stock. In particular, Southpoint Capital Advisors LP owns or exercises control over 200 million shares of common stock, representing approximately 54% of the issued and outstanding common stock. In addition, Mr. Robert Butts, Co-Founder and former Portfolio Manager of Southpoint Capital Advisors LP individually owns 41.5 million shares, or 11% of our common stock, and he serves as our Chairman of our Board of Directors. Southpoint Capital, our other 5% stockholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These stockholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common stock or deprive our other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

There are a large number of shares of our common stock underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common stock.

Sale or issuance of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. At March 10, 2011, we had outstanding warrants to purchase approximately 240.0 million shares of our common stock which had a weighted average exercise price of $0.08. In addition, at March 10, 2011, there were approximately 83.2 million shares issuable upon the exercise of stock options granted by us of which approximately 70.2 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$0.07 per common share and approximately 13.0 million were denominated in U.S. dollars and had a weighted average exercise price of $0.55 per common share. We may also issue further warrants as part of any future financings as well as the additional 8.9 million options to acquire our common stock currently remaining available for issuance under our stock option plan.

We may need to raise substantial additional funds in the near future to continue our operations. Any equity offering could result in significant dilution to the ownership interests of shareholders and may result in dilution of the value of such interests and any debt offering will increase financial risk.

In order to satisfy our anticipated capital requirements to develop our products, we may need to raise substantial additional funds through either the sale of additional equity, the issue of securities convertible into equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. The most likely sources of financing that may be available to us in the near term are the sale of shares of common stock and/or securities convertible into common stock and the issuance of debt.

We cannot predict the size of future issues of common stock or the issue of securities convertible into common stock or the effect that any such future issues and sales of common stock will have on the market price of our common stock. However, given the current market price of our common stock, any transaction involving the issue of common stock, or securities convertible into common stock, will likely result in immediate and substantial dilution to present and prospective holders of common stock. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments and to pledge some or all of our assets as collateral to secure such debt obligations.

We have not paid any dividends since incorporation and do not anticipate declaring any dividends in the foreseeable future. As a result, you will not be able to recoup your investment through the payment of dividends on your common stock and the lack of a dividend payable on our common stock might depress the value of your investment.

We will use all available funds to finance the development of our product candidates and operation of our business. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time, but since we have no present plans to pay dividends, you should not expect receipt of dividends either for your cash needs or to enhance the value of your common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease approximately 350 square feet of office space in Research Triangle Park, North Carolina. The current monthly lease payments are approximately $900 and the lease expires in July 2011.

Item 3.  Legal Proceedings

None.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Our common stock traded on currently trades on the OTC Pink Sheets under the trading symbol “ADHXF” and previously traded on the AMEX under the trading symbol “ADH” from November 12, 2004 until January 29, 2009, and has traded on the TSX, under the trading symbol “AHX” since June 5, 2001.  In December 2008, we received notice from the AMEX that we were not in compliance with certain continued listing standards as set forth in Part 10 of the NYSE Alternext US, LLC Company Guide.  On January 20, 2009, we voluntarily filed to delist our common stock from the AMEX and on January 30, 2009, we no longer traded on the AMEX.  The following table sets forth the quarterly high and low market closing prices, and average daily trading volume on the OTC Pink Sheets and the TSX, for the two most recent full financial years:

	Pink Sheets-Over-the-Counter (in U.S. dollars)			Toronto Stock Exchange (in Canadian dollars)
Fiscal 2010:	High $	Low $	Volume	High $	Low $	Volume
Quarter ended 12/31/10	$0.07	$0.02	113,021	$0.07	$0.03	181,897
Quarter ended 09/30/10	0.04	0.03	22,214	0.05	0.03	8,189
Quarter ended 06/30/10	0.06	0.03	59,245	0.06	0.03	58,890
Quarter ended 03/31/10	0.06	0.03	48,750	$0.06	$0.04	21,081
Fiscal 2009:
Quarter ended 12/31/09	$0.07	$0.04	41,135	$0.07	$0.04	24,676
Quarter ended 09/30/09	0.08	0.03	162,329	0.09	0.03	50,638
Quarter ended 06/30/09	0.04	0.02	106,323	0.06	0.03	97,452
Quarter ended 03/31/09	0.04	0.01	73,131	$0.07	$0.02	30,298

As of March 10, 2011, the last reported sale on the TSX was CAD$0.05 per share and the last reported sale on the over the counter markets in the U.S. was $0.04 per share.

Record Holders

As of March 2, 2011, there were approximately 85 shareholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS.  All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in Canada.  Cede & Co. and CDS are each considered to be one shareholder of record.

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

Material U.S. Federal Income Tax Considerations

Subject to the discussion below regarding Passive Foreign Investment Companies and Controlled Foreign Corporations, this section summarizes U.S. federal income tax consequences of ownership and disposition of the common stock.

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

Under current law, U.S. federal income tax on qualified dividends paid to noncorporate U.S. holders are taxed at reduced rates of either 5% or 15%, depending upon the amount of such shareholder’s taxable income.  Distributions paid on common stock to a U.S. holder that do not constitute qualified dividends will be treated as ordinary income for U.S. federal income tax purposes.  In order to qualify for the reduced tax rates on dividends, a noncorporate shareholder must satisfy certain holding period requirements and must not be under an obligation (whether pursuant to a short sale or otherwise) to make related payments with respect to positions in substantially similar or related property.  In some circumstances, this holding period may be increased.  If a non-corporate U.S. holder does not hold common stock for more than 60 days during the 120 day period beginning 60 days before an ex-dividend date, dividends received on common stock are not eligible for reduced rates.  Additionally, the reduced tax rates do not apply to dividends that a noncorporate shareholder elects to treat as investment income for purposes of Section 163(d)(4) of the Code.

Qualified dividend income includes dividends received from a “qualified foreign corporation”, which are eligible for the reduced dividends tax rates for non-corporate shareholders.  In general, a Canadian corporation entitled to all the benefits of the Tax Treaty will be treated as a qualified foreign corporation.  In addition, a foreign corporation will be treated as a qualified foreign corporation with respect to any dividend paid by that corporation if the stock with respect to which the dividend is paid is readily tradable on an established securities market in the United States.  Regardless of the above rules, however, a foreign corporation will not be treated as a qualified foreign corporation if, for the taxable year of the corporation in which the dividend was paid, or the preceding taxable year, the corporation is classified for U.S. tax purposes as a passive foreign investment company, or PFIC.  Accordingly, any dividends paid by us in a year that we are a PFIC or in the next taxable year would not qualify for the reduced tax rates on dividends paid to non-corporate U.S. holders.

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

Dividends paid by the Company on the common stock generally will not be eligible for the “dividends received” deduction available to corporate shareholders, because the Company is a foreign corporation. Note, however, that if a corporate shareholder owns at least 10 percent of our stock and we are not a PFIC (see “Tax Consequences if we are a Passive Foreign Investment Company” below) for a particular year, a dividends received deduction may be available under Section 245 of the Code for any dividends paid by the Company to that shareholder attributable to our U.S.-source earnings.

If you sell the common stock, you generally will recognize gain or loss in an amount equal to the difference between the amount realized on the sale and your adjusted tax basis in the shares.  Any such gain or loss will be long-term or short-term capital gain or loss, depending on whether the shares have been held by you for more than one year, and will generally be U.S.-source gain or loss. Long-term capital gains generally are taxed at lower rates than items of ordinary income. The deductibility of capital losses is subject to limitations.

 A non-corporate U.S. holder may, under certain circumstances, be subject to information reporting requirements and “backup withholding” at a 28% rate on cash payments in the United States of dividends on, and the proceeds of disposition of, common stock.  Backup withholding with respect to such amounts may apply unless you furnish the paying agent or middleman with a duly completed and signed Form W-9.  You will be allowed a refund or a credit equal to any amount withheld under the U.S. backup withholding rules against your U.S. federal income tax liability, provided you furnish the required information to the IRS.

Tax Consequences if We Are A Passive Foreign Investment Company

A foreign corporation generally will be treated as a “passive foreign investment company” (“PFIC”) if, after applying certain “look-through” rules, either (i) 75% or more of its gross income is passive income or (ii) 50% or more of the average value of its assets is attributable to assets that produce or are held to produce passive income. Passive income for this purpose generally includes dividends, interest, rents, royalties and gains from securities and commodities transactions. The look-through rules require a foreign corporation that owns at least 25% by value, of the stock of another corporation to treat a proportionate amount of assets and income as held or received directly by the foreign corporation.

The Company has not made the analysis necessary to determine whether or not it is currently a PFIC or whether it has ever been a PFIC.  There can be no assurance that the Company is not, has never been or will not in the future be a PFIC. If the Company were to be treated as a PFIC, any gain recognized by a U.S. holder upon the sale (or certain other dispositions) of common stock (or the receipt of certain distributions) generally would be treated as ordinary income, and a U.S. holder may be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain “excess distributions,” including any gain on the sale or certain dispositions of common stock. In order to avoid this tax consequence, a U.S. holder (i) may be permitted to make a “qualified electing fund” election, in which case, in lieu of such treatment, such holder would be required to include in its taxable income certain undistributed amounts of the Company’s income or (ii) may elect to mark-to-market the common stock and recognize ordinary income (or possible ordinary loss) each year with respect to such investment and on the sale or other disposition of the common stock. Additionally, if the Company is deemed to be a PFIC, a U.S. holder who acquires common stock in the Company from a decedent will be denied the normally available step-up in tax basis to fair market value for the common stock at the date of the death and instead will have a tax basis equal to the decedent’s tax basis if lower than fair market value. Neither the Company nor its advisors have the duty to or will undertake to inform U.S. holders of changes in circumstances that would cause the Company to become a PFIC. U.S. holders should consult their own tax advisors regarding the application of the PFIC rules including eligibility for and the manner and advisability of making certain elections in the event  the Company is determined to be a PFIC at any point in time after the date of this report.  The Company does not currently intend to take the action necessary for a U.S. holder to make a “qualified electing fund” election in the event the Company is determined to be a PFIC.

 Tax Consequences if We are a Controlled Foreign Corporation

 A foreign corporation will be treated as a “controlled foreign corporation” (“CFC”) for United States federal income tax purposes if, on any day during the taxable year of such foreign corporation, more than 50% of the equity interests in such corporation, measured by reference to the combined voting power or value of the equity of the corporation, is owned directly or by application of the attribution and constructive ownership rules of Sections 958(a) and 958(b) of the Code by United States Shareholders. For this purpose, a “United States Shareholder” is any United States person that possesses directly, or by application of the attribution and constructive ownership rules of Sections 958(a) and 958(b) of the Code, 10% or more of the combined voting power of all classes of equity in such corporation. If a foreign corporation is a CFC for an uninterrupted period of 30 days or more during any taxable year, each United States Shareholder of the corporation who owns, directly or indirectly, shares in the corporation on the last day of the taxable year on which it is a CFC will be required to include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “Subpart F income,” even if the Subpart F income is not distributed. Subpart F income generally includes passive income but also includes certain related party sales, manufacturing and services income.

United States persons who might, directly, indirectly or constructively, acquire 10% or more of the shares of the Company or any of its non-U.S. subsidiaries, and therefore might be a United States Shareholder, should consider the possible application of the CFC rules, and consult a tax advisor with respect to such matter.

Material Canadian Federal Income Tax Considerations

This section summarizes the material anticipated Canadian federal income tax considerations relevant to the ownership and disposition of the common stock.

Under the Income Tax Act, assuming you are a U.S. Shareholder, and provided the common stock is listed on a designated stock exchange, which includes the TSX, you will generally not be subject to Canadian tax on a capital gain realized on an actual or deemed disposition of the common stock unless: (A) you alone or together with persons with whom you did not deal at arm’s length owned or had rights to acquire 25% or more of our issued shares of any class at any time during the sixty (60) month period before the actual or deemed disposition; and (B) more than 50% of the fair market value of the common stock is derived directly or indirectly from (i) real or immovable property situated in Canada; (ii) Canadian resource properties; (iii) timber resource properties; and (iv) options in respect of (i), (ii) or (iii) during the sixty (60) month period that precedes the disposition.  Based upon our review of our financial data for the current and prior fiscal years, we have determined that the common stock does not currently derive, and has not derived during the past sixty (60) months, more than 50% of its fair market value from the property listed above, and this characterization of the common stock will likely continue.

Dividends paid, credited or deemed to have been paid or credited on the common stock to U.S. Shareholders will be subject to a Canadian withholding tax under the Income Tax Act at a rate of 25% of the gross amount of the dividends.  Under the Tax Treaty, the rate of withholding tax on dividends generally applicable to U.S. Shareholders who beneficially own the dividends is reduced to 15%.  In the case of U.S. Shareholders that are corporations that beneficially own at least 10% of the Company’s voting shares, the rate of withholding tax on dividends generally is reduced to 5%.  So-called "fiscally transparent" entities, such as United States limited liability companies, or LLCs, are not entitled to rely on the terms of the Tax Treaty, and therefore do not benefit from these reduced rates, however, reduced rates under the Tax Treaty apply to members of fiscally transparent entities who would be entitled to rely on the Tax Treaty if they held the common stock directly. Members of such entities are regarded as holding their proportionate share of the common stock held by the entity for the purposes of the Tax Treaty.

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

Overview

Adherex Technologies, Inc. is a biopharmaceutical company focused on cancer therapeutics. We incorporated under the Canada Business Corporations Act and we have three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company.

On July 7, 2009, there was a restructuring of our Board of Directors and management team. We accepted the resignation of certain members of our Board, and appointed Robert Butts to serve as Chairman of the Board, Rostislav Raykov to serve as a director and our Chief Executive Officer, Robert Andrade to serve as a director and our Vice President and Thomas Spector to serve as our Chief Scientific Officer.

On September 4, 2009, Jim Klein, our Chief Financial Officer resigned. We subsequently appointed Robert Andrade as our new Chief Financial Officer.

On July 7, 2009, we announced that we intended to primarily focus our remaining financial resources on the development of eniluracil. We have terminated our eniluracil study using our topical formulation and will focus our resources on the development of a redesigned study combining eniluracil and 5-fluorouracil, or 5-FU, targeting anti-cancer indications.  Additionally, throughout the remainder of 2009, we conducted an evaluation of ADH-1 and STS. Our evaluation of ADH-1 resulted in the termination of our license agreement with McGill University and the return of ADH-1 composition of matter patents and licenses to McGill University. We continue to hold various ADH-1method of use and small molecule patents that are property of Adherex. With regards to STS, we continue our Phase III studies with STS for both the International Childhood Liver Tumour Strategy Group, known as SIOPEL, and the Children's Oncology Group. Our evaluation of STS continues to pursue strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies.

On April 20, 2010, we entered into agreements with our largest shareholder, Southpoint Capital Advisors LP and certain other investors for a non-brokered private placement. Participating investors purchased 240,066,664 units at a price of CAD$0.03 per unit, for gross proceeds of CAD$7.2 million. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at a price of CAD$0.08 per share. Purchasers of units in the private placement that were existing shareholders of Adherex have agreed not to participate in the rights offering. The availability of additional working capital provided us with the funding necessary to move the development of eniluracil forward and to develop a study design for Phase II trials.

We commenced a rights offering to our shareholders on March 2, 2011, the record date for the rights offering (the "Rights Offering"). Pursuant to the terms of the Rights Offering, we distributed rights to subscribe for up to 425,000,000 units at a price of CAD$0.03 per unit (for gross proceeds of up to CAD$12,750,000), to our shareholders on the basis of one right per each share of common stock held by such shareholder on the record date.  Purchasers of units in the Company's April 2010 private placement described above that owned common stock as of the record date for the Rights Offering agreed not to participate in the Rights Offering.  Each right was exercisable for one unit which consisted of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant will entitle the holder thereof, commencing on the six month anniversary of the issuance date, to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date.  Adherex filed a final short-form prospectus for the Rights Offering with the securities regulatory authorities in Canada to qualify the distribution of the rights in Canada on February 11, 2011 and a Form S-1 registration statement with the Securities and Exchange Commission to register the rights and underlying securities in the United States, which registration statement was declared effective on February 11, 2011.  As of 5:00 pm New York City time on March 29th, 2011, the expiration date for the Rights Offering, based on our preliminary calculations we had received subscriptions for an aggregate of approximately 85 million units, representing estimated aggregate gross proceeds of approximately CAD$2.5 million.

As a result of our limited financial resources and the decline in the availability of further capital, we plan to focus our activities on the development of eniluracil.  Accordingly, we have postponed or terminated many of our previously planned or ongoing clinical development programs as outlined below.  We believe that our current cash and cash equivalents will be sufficient to satisfy our anticipated capital requirements through fiscal year ended December 31, 2011.  The members of the Board of Directors have also agreed to continue to serve without further compensation.  We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies.  As a result, there is uncertainty in our ability to continue as a going concern.  Our projections of our capital requirements are subject to substantial uncertainty.  More capital than we had anticipated thereafter may be required.

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

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.  We experienced operating losses of approximately $7.8 million for the twelve months ended December 31, 2010 and $3.0 million for the year ended December 31, 2009.  As of December 31, 2010, our deficit accumulated during development stage was approximately $108.8 million.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the implementation of further cost reduction measures.  Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of product candidates, will depend on the availability of financial resources, the results of our clinical trials and any directives from regulatory agencies, which are difficult to predict.  Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated with our facility in the Research Triangle Park, North Carolina in support of our drug development programs.

Results of Operations

Fiscal 2010 versus Fiscal 2009
In thousands of U.S. Dollars	Fiscal 2010%		Fiscal 2009%		Increase (Decrease)

Revenue	$-		$-		$-
Operating expenses:
Research and development	708	15%	2,113	66%	(1,405)
Impairment of Capital Assets	-		386	12%	(386)
Gain on Deferred lease inducements	-		(497)	-15%	497
General and administration	3,896	85%	1,214	38%	2,682
Total operating expense	(4,604)	100%	(3,216)	100%	1,388

Other Income (Loss)	(3,251)		157		(3,408)
Interest income	32		47		(15)

Net loss	$(7,823)		$(3,012)		$(4,811)

•
Research and development expenses were lower in fiscal 2010, as compared to fiscal 2009 primarily due to a the closing of clinical studies being conducted throughout 2009 and settlement of amounts previously recorded as expenses in 2009 during 2010

•
General and administrative expenses increased primarily as a result non-cash stock-based compensation expense of $2.5 million in fiscal 2010 as compared to $0.5 million in fiscal 2009. The balance of the increase is due to costs associated with the 2011 Rights Offering.

•	Interest income decreased in fiscal 2010, as compared to 2009 due to the low interest rate available on money market funds in the US.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through December 31, 2010, as prepared under U.S. GAAP (dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
March 31, 2009	$(2,246)	$(0.02)
June 30, 2009	$(761)	$(0.01)
September 30, 2009	$(35)	$(0.00)
December 31, 2009	$30	$0.00
March 31, 2010	$(366)	$(0.00)
June 30, 2010	$(2,569)	$(0.01)
September 30, 2010	$1,694	$0.01
December 31, 2010	$(8,895)	$(0.03)

	12 Months Ended December 31,	12 Months Ended December 31,
Dollars in thousands	2010	2009
Selected Asset and Liability Data:
Cash and cash equivalents	$5,947	$685
Other current assets	46	148
Capital assets	—	—
Current liabilities	467	420
Derivative warrant liability	10,450	-
Long term liabilities	-	7
Working capital[Current Assets – Current Liabilities]	5,526	413

Selected Equity:
Common stock	$64,929	$64,929
Accumulated deficit	(108,813)	(100,991)
Shareholders’ (deficit) equity	(4,924)	406

Liquidity and Capital Resources

☐	The increase in cash and cash equivalents between December 31, 2009 and December 31, 2010 is due to the closing of the private placement transaction in April 2010 for net proceeds of CAD $7.2 million.
☐	The reduction in other current assets between December 31, 2009 and December 31, 2010 was attributed to a reduction in health and insurance credits
☐	In 2009, we listed idle laboratory equipment for sale. Any remaining unsold capital assets were revalued to nil after the assets were not sold in 2009.
☐
Our liabilities increased $10.5 million between December 31, 2009 and December 31, 2010. The increase was as a result of the accounting of the warrants issued in the private placement as a derivative liability.

☐
Current liabilities increased between December 31, 2009 and December 31, 2010.  The increase was due to the initiation of clinical acitivities related to the anticipated enrollment of the Phase II clinical trial.

☐
At December 31, 2010, our working capital increased by approximately $5.1 million from December 31, 2009 due to the financing completed in April 2010 which was offset by the treatment of the derivative warrants as a current liability, research and development activities and general corporate operations for the year.

	12 Months Ended December 31,	12 Months Ended December 31,
Dollars and shares in thousands	2010	2009
Selected Cash Flow Data:
Net cash used in operating activities	$(1,928)	$(4,688)
Net cash provided from financing activities	7,190	0
Net cash provided from investing activities	0	24
Number of shares of common stock outstanding	368,293	128,227

The net cash flow used in operating activities for the year ended December 31, 2010 was approximately $1.93 million as compared to $4.7 million during the same period in 2009.  This decrease is due to a decrease in our overall clinical activities and lower headcount during the fiscal year ended December 31, 2010, as compared to the same period in 2009.  During fiscal 2010 our average monthly cash burn was $0.2 million, as compared to $0.4 million for fiscal 2009.  The decrease in fiscal 2010 is due to a decrease our overall clinical activities and headcount during that period.

In July 2009, we terminated the employment of our Chief Executive Officer for one month severance and we terminated our General Counsel and Secretary thereby reducing our operating expense.  In August 2009, we amended the employment contract of our Chief Operating Officer at a reduced salary terminating on December 31, 2009.  In September 2009, our Chief Financial Officer resigned.

On July 7, 2009, we announced that we intended to primarily focus our remaining financial resources on the development of eniluracil.  We have terminated our eniluracil study using our topical formulation and will focus our resources on the development of a redesigned study combining eniluracil and 5-fluorouracil, or 5-FU, targeting anti-cancer indications.   We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies and we believe that our current cash and cash equivalents will be sufficient to satisfy our currently anticipated capital requirements through 2011.  Our projections of further capital requirements are subject to substantial uncertainty.  Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs, our drug substance requirements to support clinical programs; change in the focus, direction, or costs of our research and development programs; headcount expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

We had cash and cash equivalents of approximately $0.7 million as of December 31, 2009.  On April 30, 2010, we announced that we had completed a first closing of a non-brokered private placement of 240,066,664 Units, at a price of CAD$0.03 per Unit for gross proceeds of CAD$7.2 million.  This funding transaction will allow for our planned clinical development of eniluracil as well as the support of our remaining programs. As of December 31, 2010 we had cash and equivalents of $5.9 million.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment.  At December 31, 2010, we had approximately $0.6 million in our cash accounts and $5.3 million in our money market accounts.  We have not experienced any loss or write down of our money market investments for the year ended December 31, 2010 or for any other year since inception.

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

Contractual Obligations and Commitments

Since our inception, inflation has not had a material impact on our operations.  We had no material commitments for capital expenses or contractual obligations beyond 3 years as of December 31, 2010.  The following table represents our contractual obligations and commitments at December 31, 2010 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total
Property Lease (1)	$5	$-	$5
OCT Clinical Service Agreement (2)	171	314	485
Database Integration Service Agreement (3)	130	146	276
Drug purchase commitments (4)	105	-	105
Total	$411	$460	$871

(1)
The lease for our office in Chapel Hill, NC expired in January 2011. In February 2011, we entered into a lease for a new office facility in Research Triangle Park , North Carolina.  Amounts shown assume the maximum amounts due under the leases.

(2)
Under the service agreement with OCT Group LLC entered in August 2010, we are required to make several payments over the course of our planned Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients.

(3)
Under the service agreement with Database Integrations entered in December 2010, we are required to make several payments over the course of our planned Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: EDC live, time and completion of enrollment.

(4)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2010 consolidated financial statements.

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management‘s judgments.  Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.  In valuing options granted in the year ended December 31, 2010 and fiscal years ended December 31, 2010 and 2009 we used the following weighted average assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected dividend	0%	0%
Risk-free interest rate	2.06-2.2%	3.00%
Expected volatility	99-103%	85.6%
Expected life	7 years	7 years

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

In June 2008, the Financial Accounting Standards Board, or FASB, issued authoritative guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, which was effective January 1, 2009. It provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the equity-linked instrument qualifies as a derivative instrument. We adopted this authoritative guidance on January 1, 2009.   As a result, any outstanding warrants denominated in Canadian dollars were not considered to be indexed to our stock and was therefore to be treated as derivative financial instruments and recorded at their fair value as a liability.  Since the warrants to purchase common stock that are denominated in Canadian dollars were issued on April 30, 2010 in conjunction with the first closing of the private placement they impacted our financial statements for the period ending December 31, 2010.

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

As of December 31, 2010, the fair value of these warrants was determined to be $10.5 million. The fair value as at September 30, 2010 was $4.7 million. Accordingly the Company recorded an unrealized loss of $3.3 million on the condensed consolidated statements of operations for the year ended December 31, 2010, respectively, related to the change in the fair value of those warrants. There is no cash flow impact for these derivatives until the warrants are exercised.  If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Outstanding Share Information

Our outstanding share data at December 31, 2010 follows (in thousands):

December 31, 2010
Common shares	368,293
Warrants	240,066
Stock options	83,180
Total	691,539

New Accounting Pronouncements Adopted

In November 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-5”), codified as ASC 815-40.  In June 2008, one of the conclusions reached under EITF 07-05 was a consensus that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency.  The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock.  This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer's functional currency; such as the Company’s outstanding warrants to purchase common stock that are denominated in Canadian dollars.  This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), codified as ASC 815-10.  SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders' equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133.  As a result, the Company’s outstanding warrants denominated in Canadian dollars were not considered to be indexed to its own stock and should therefore be treated as derivative financial instruments and recorded at their fair value as a liability.  EITF 07-05 is effective for financial statements for fiscal years beginning after December 15, 2008 and earlier adoption is not permitted.   There were warrants to purchase common stock that are denominated in Canadian dollars expired on December 19, 2008, EITF 07-5 did not have a material impact on the Company’s financial statements through 2009.  The Company had issued further equity instruments denominated outside its functional currency and this guidance has a material impact in 2010.

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

At December 31, 2010, we had $5.3 million in money market investments as compared to $Nil at December 31, 2009; these investments typically have minimal risk.  The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized.  We have not experienced any loss or write down of our money market investments for the years ended December 31, 2010 and 2009.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim.  To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research, and other corporate obligations.  At December 31, 2010 we held approximately $0.6 million in Canadian dollars.

Current Equity Markets

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may continue to adversely impact our business. Due to the significant uncertainty in the capital and credit markets, our access to capital may not be available on favorable terms, or at all. Furthermore, should the adverse global economic conditions persist or worsen, we could experience further decrease in our shareholders’ equity, and have difficulty sustaining our operations.   Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

 In connection with the preparation of this report , an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below under “Management’s Annual Report on Internal Control over Financial Reporting.”

 Management’s Annual  Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on the aforementioned criteria, our management concluded in its assessment of internal control over financial reporting that our internal control procedures, as of December 31, 2010, were not effective, as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

Our management has identified a control deficiency because we lack sufficient staff to segregate accounting duties.  We believe the control deficiency results primarily because we have one full time employee performing all accounting and financial reporting duties.  As a result, we do not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.  This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual financial statements that would not be detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management has also identified another control deficiency that it believes constitutes a material weakness in our control over financial reporting. We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency could result in a misstatement of the financial statements including disclosure that would not be prevented or detected on a timely basis. We have not, therefore, timely prepared all of our consolidated financial statements and filed all of our periodic reports with the SEC.  While we strive to ensure we have appropriate accounting personnel as well as an appropriate segregation of duties as much as practicable, we currently have insufficient financial resources to justify additional staff.   The Company continues to seek solutions to improve internal control over financial reporting. As a result, these significant internal control deficiencies are not expected to be remediated until we secure additional financial resources.

After the Company filed its Current Report on Form 8-K under Item 4.02 on November 2, 2010, the Company took remedial actions for our internal control weaknesses by contracting additional personnel with experience in the application of U.S. GAAP financial accounting and reporting requirements in order to assist management in its financial accounting and reporting functions.  We believe that this has helped remedy, but has not eliminated, the control deficiency described above regarding lack of sufficient staff to segregate accounting duties.  To finance our continuing operations, we will need to raise additional funds beyond those from our April 2010 private placement and the Rights Offering and, as disclosed on page 23 of this report, there remains substantial uncertainty of our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations.   Once we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

 The following table sets forth the name of each of our executive officers and directors, such person’s principal occupation or employment, all other positions with Adherex and any significant affiliate thereof now held by such person, if any, the year in which such person became a director of Adherex and such person’s age.

The Corporation has an Audit Committee, a Compensation Committee, and a Governance Committee. The current members of such committees are noted below:

Name and Province/State and Country of Residence, Position	Current Principal Occupation and Principal Occupation For Previous Five Years	Director Since	Age

Robert W. Butts (1)(2)(3) Tennessee, USA Chairman of Board	Immediate past Co-Founder and Portfolio Manager, Southpoint Capital Advisors LP; previously Analyst, Greenlight Capital	April 2007	35

Robert Andrade New York, USA Chief Financial Officer, Director	Co-Founder and Manager, DCML LLC; previously Portfolio Manager Millennium Partners; previously analyst Caxton Associates	July 2009	35

William G. Breen (1)(2)(3) Ontario, Canada Director	President of William G. Breen and Associates; previously, Chairman of Simware Inc.	April 2007	64

Claudio F. Bussandri, B.Eng, MBA (1)(2)(3) Quebec, Canada Director	Immediate past CEO of McKesson Canada; previously President of Lantic Sugar Limited	April 2007	62

David Lieberman (2)(3) New York, USA Director	Analyst Southpoint Capital Advisors LP; previously analyst Tiedemann Investment Group.	June, 2010	34

Hon. Arthur T. Porter, PC, MD, MBA (1) Quebec, Canada Director	Director General and Chief Executive Officer, McGill University Health Centre; previously, President and CEO, Detroit Medical Center	Feb 2004	53

Rostislav Raykov (3) New Jersey, USA Chief Executive Officer, Director	Co-Founder and Manager, DCML LLC; previously Portfolio Manager Alchem Partners; previously Portfolio Manager John Levin & Associates	July 2009	35

Dr. Thomas Spector Chief Scientific Officer	President of Spector Consulting Services,	N/A	66

(1)         Member of the Audit Committee
(2)         Member of the Compensation Committee
(3)         Member of the Governance Committee

Robert W. Butts

Mr. Butts has served as a director of Adherex since April 2007.  Mr. Butts is the immediate past Co-Founder and Portfolio Manager of Southpoint Capital Advisors LP from January 2002 until March 2010, a private investment partnership with more than $1 billion in assets under management.  Prior to Southpoint, Mr. Butts was an analyst for Greenlight Capital, a value-oriented hedge fund.  He began his career as a financial analyst in the mergers and acquisitions group at Merrill Lynch.  Mr. Butts graduated from Amherst College, where he earned a Bachelor of Science degree with a triple major in mathematics, physics and chemistry.  As a result of these and other professional experiences, Mr. Butts has financial expertise and experience with the Company as it has developed within the drug development industry and, as such, is able to provide the Company with unique insight and guidance.

Robert C. Andrade

Mr. Andrade has served as a director of Adherex since July 2009 and Chief Financial Officer since September 2009.  Mr. Andrade is a General Partner at DCML, a private investment partnership.  Prior to DCML, Mr. Andrade was a portfolio manager for Millennium Partners from November 2005 until December 2007 and a securities analyst for Caxton Associates from March 2003 until November 2005. Prior to Caxton Associates LLC, Mr. Andrade was a private equity associate at Trimaran Capital Partners (2000-2003) and an investment banking analyst at  Bear Stearns (1997-1999).  Mr. Andrade graduated from University of Southern California, where he earned a Masters of Arts degree and Bachelor of Arts degree in economics. As a result of these and other professional experiences, Mr. Andrade possesses particular knowledge and experience in financial analysis and capital markets that strengthen the Board’s collective qualifications, skills, and experience.

William G. Breen

Mr. Breen has served as a director of Adherex since April 2007.  Mr. Breen has served as President of William G. Breen and Associates since 1999.  From January 1988 to March 1999, he held various positions at Simware Inc., a producer of internetworking and connectivity software, including Chairman, President and Chief Executive Officer.  Prior to Simware, Mr. Breen was Senior Vice President, Operations at Cognos Inc. and Vice President, Operations at Computel Systems Ltd.  Mr. Breen has served on numerous Boards of Directors and began his career at IBM in 1966 following graduation from the University of Waterloo in Science. As a result of these and other professional experiences, Mr. Breen possesses particular financial and management expertise which strengthens the Board’s collective qualifications, skills, and experience.

Claudio F. Bussandri, B.Eng, MBA

Mr. Bussandri has served as a director of Adherex since April 2007.  From January, 1995 to March 2007 Mr. Bussandri was the CEO of McKesson Canada, a leading provider of logistics and products and services in the Canadian health care marketplace.  Prior to his tenure at McKesson, Mr. Bussandri was President of Lantic Sugar Limited and has held senior executive positions at Nabisco Brands Limited of Canada and Coffee Club Companies.  Mr. Bussandri graduated from McGill University with a Bachelor of Engineering (Mechanical), and subsequently obtained an MBA.  Mr. Bussandri is a member of the Board of Directors of the McGill University Health Centre, of the Executive Committee of the McGill University Health Centre Foundation and of the Canadian Council of Chief Executives.  He is past Chairman of the Board of the Montreal Children Hospital Foundation, former Chairman of Canadian Association for Pharmacy Distribution and Management and of the Food and Consumer Products Manufacturers of Canada. As a result of these and other professional experiences, Mr. Bussandri  possesses particular healthcare industry knowledge and experience which strengthens the Board’s collective qualifications, skills, and experience.

David Lieberman

Since February, 2002, Mr. Lieberman has been an analyst at Southpoint Capital Advisors LP, a private investment partnership with more than $1 billion in assets under management.  Prior to Southpoint, Mr. Lieberman was an analyst for Tiedemann Investment Group.  Mr. Lieberman graduated from University of Pennsylvania, The Wharton School, where he earned a Bachelor of Science degree in economics. In addition to his financial and investment background, as a designee of one of the Company’s largest investors, he brings to the Board the perspective of a major stakeholder.

Rostislav Raykov

Mr. Raykov has served as a director of Adherex since July 2009 and as Chief Executive Officer since July 2009.  Since May 2007, Mr. Raykov has been a General Partner at DCML, a private investment partnership.  Prior to DCML, from January 2006 to December 2007, Mr. Raykov was a portfolio manager for Alchem Investment Partners and John Levin & Co Prior to founding Alchem, Mr. Raykov was a portfolio manager and securities analyst for John A. Levin & Co. Event Driven Fund (2002-2005). Prior to joining John A. Levin & Co., Mr. Raykov was a securities analyst for the Merger Fund at Tiedemann Investment Group (1999-2002) and an investment banking analyst at Bear Stearns (1998-1999).  Mr. Raykov earned a B.S. in Business Administration from the University of North Carolina at Chapel Hill. As a result of these and other professional experiences, Mr. Raykov has financial expertise and experience with the Company as it has developed within the drug development industry and, as such, is able to provide the Company with unique insight and guidance.

Honourable Arthur T. Porter, P.C., MD, MBA

Dr. Porter has served as a director of Adherex since February 2004.  Dr. Porter has served as the Director General and Chief Executive Officer of the McGill University Health Centre since January 2004, is a Councilor of the Privy Council for Canada and a member of the Security Intelligence Review Committee for Canada.  Dr. Porter was the President and Chief Executive Officer of the Detroit Medical Center from May 1999 to June 2003.  From July 1991 to December 1998, Dr. Porter served as the Chief of the Gershenson Radiation Oncology Center at Harper Hospital, Radiation Oncologist-in-Chief at the Detroit Medical Center.  He has also served as Senior Radiation Oncologist at the Cross Cancer Institute in Edmonton, Alberta and Associate Professor in the Faculty of Medicine at the University of Alberta, Chief of the Department of Radiation Oncology at the London Regional Cancer Centre and Chairman of the Department of Oncology at Victoria Hospital Corporation.  Dr. Porter serves as a director of Munder Funds and Air Canada. As a result of these and other professional experiences, Dr. Porter possesses particular healthcare industry knowledge and experience which strengthens the Board’s collective qualifications, skills, and experience.

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

Audit Committee

On behalf of the Board, the Audit Committee of the Board retains, oversees and evaluates Adherex’s independent auditors, reviews the financial reports and other financial information provided by Adherex, including audited financial statements, and discusses the adequacy of disclosure with management and the auditors.  The Audit Committee also reviews the performance of the independent auditors in the annual audit and in assignments unrelated to the audit, assesses the independence of the auditors, and reviews their fees.  The Audit Committee is also responsible for reviewing Adherex’s internal controls over financial reporting and disclosure.  The Audit Committee operates under a written charter adopted by the Board and as provided in Exhibit 99.1 – Other Exhibits.

The directors have appointed an Audit Committee consisting of four directors; Robert W. Butts, Claudio F. Bussandri, William Breen and Arthur Porter, all of whom are independent and financially literate within the meaning of National Instrument 52-110 – Audit Committees. In addition, the Board has determined that Dr. Porter qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.  Mr. Butts is the immediate past Co-Founder and Portfolio Manager of Southpoint Capital Advisors LP from January 2002 until March 2010, a private investment partnership with more than $1 billion in assets under management.  Prior to Southpoint, Mr. Butts was an analyst for Greenlight Capital, a value-oriented hedge fund.   Mr. Bussandri holds an MBA from McGill University and has over 30 years of experience in various executive positions, including being the immediate past CEO of McKesson Canada and previously the President of Lantic Sugar Limited.   Mr. Breen has over 30 years of experience in various executive positions, including being the past Chairman, President and Chief Executive Officer of Simware Inc., Senior Vice President, Operations at Cognos Inc. and Vice President, Operations at Computel Systems Ltd. Dr. Porter has over 20 years of experience in various executive positions at medical organizations, including Chief Executive Officer of the McGill University Health Centre and the Detroit Medical Center.  Each of these directors has held various director and/or executive officer positions with private and public companies and/or community organizations and hase had responsibility for the supervision of the preparation of financial materials and disclosure documents for public and private corporations.

Code of Ethics

In February 2004, Adherex’s Board adopted a Mandate of the Board of Directors, Corporate Governance Guidelines and a Code of Business Conduct and Ethics (the “Code”) applicable to all officers, directors and employees of Adherex.   Adherex is committed to adhering to applicable legal requirements and maintaining the highest standards of conduct and integrity.  The Code sets out the legal and ethical standards of conduct for personnel of Adherex and addresses topics such as: reporting obligations and procedures; honest and ethical conduct and conflicts of interest; compliance with applicable laws and Corporation policies and procedures; confidentiality of corporate information; use of corporate assets and opportunities; public disclosure and books and records; and non-retaliation.  Adherex undertakes to provide to any person without charge, upon request, a copy of such Code by writing to Attn: Code of Ethics Request, Adherex Technologies Inc., 68 TW Alexander Drive, PO Box 13628, Research Triangle Park, North Carolina 27709.

 Item 11.  Executive Compensation

Summary Compensation Table

The following table sets out certain information respecting the compensation paid to our Chief Executive Officer, as well as Chief Financial Officer and any executive officer of the Company whose total compensation for the fiscal years ended December 31, 2010 and December 31, 2009 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Rostislav Raykov, Chief	2010	101,220	-	787,227-	-	-	888,447
Executive Officer(5)	2009	11,572	-	-	-	-	11,572

Robert Andrade, Chief	2010	101,220	-	787,227	-	-	888,447
Financial Officer(6)	2009	11,572	-	-	-	-	11,572

Dr. Thomas Spector(7)	2010	130,224	-	787,227	-	-	917,451
Chief Scientific Officer	2009	45,831	-	-	-	-	45,831

Dr. William P. Peters	2010	-	-	-			-
Former Chief Executive	2009	298,623	115,000	-	-	-	413,623
Officer and Chairman(8)

James A. Klein, Jr.	2010	-	-	-			-
Previously Chief Financial	2009	180,934	35,000	-	-	-	215,934
Officer(9)

Dr. Robin J. Norris	2010	-	-	-		-	-
Previously President and	2009	208,000	35,000	9,000	-	-	252,000
Chief Operating Officer(10)

D. Scott Murray,	2010	-	-	-	-	-	-
Previously Senior Vice	2009	123,822	65,000	-	-	-	188,822
President, General Counsel
and Secretary(11)

(1)	Represents cash incentive awards in respect to fiscal 2008 and disbursed in the first quarter of 2009 as detailed in the Company’s 2009 proxy.
(2)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Dollar value amounts are based on individual grants of 17,493,938 options on August 18, 2010 at an exercise price of CAD $0.045, which options expire on August 18, 2017 and vested in full on the date of grant.

(3)
The term “incentive plan” means any plan providing compensation intended to serve as incentive for performance to occur over a specified period, whether such performance is measured by reference to financial performance of the Corporation, the Corporation's stock price, or any other performance measure.  An “equity incentive plan” is an incentive plan or portion of an incentive plan under which awards are granted that fall within the scope of SFAS 123(R).  A “non-equity incentive plan” is an incentive plan or portion of an incentive plan that is not an equity incentive plan.

(4)	Consists of the taxable benefit for premiums paid for group term life insurance, long term disability and long term care insurance.
(5)	Mr. Raykov joined the Corporation in July 2009.
(6)	Mr. Andrade joined the Corporation in July 2009.
(7)	Dr. Spector joined the Corporation in July 2009
(8)	Dr. Peters’ employment relationship with the Corporation terminated effective July 2009.
(9)	Mr. Klein resigned from the Corporation in September 2009.
(10)	Dr. Norris’ employment with the Corporation ended in December 2009.
(11)	Mr. Murray’s employment with the Corporation was terminated in July 2009.

Rostislav Raykov
Mr. Raykov has been employed by Adherex since July 2009, when he initially agreed to be compensated at the minimum wage.  Pursuant to an employment agreement dated May 3, 2010 between Rostislav Raykov and Adherex, Mr. Raykov is employed as Adherex’s Chief Executive Officer.  Pursuant to this agreement, Mr. Raykov (a) receives an initial annual salary in the amount of $140,000, (b) upon approval by shareholders of the amended Stock Option Plan will be granted options to purchase up to 5.0% of our common stock outstanding estimated by us to be outstanding upon completion of the proposed rights offering announced by us on April 20, 2010, and (c) may receive annual bonuses at the sole discretion of the Board.  If Mr. Raykov’s employment terminates due to a change of control of Adherex, any then remaining unvested shares under his options shall immediately vest and be fully exercisable.  On August 18, 2010, Mr. Raykov was granted 17,493,939 options pursuant to his employment agreement. If Mr. Raykov is dismissed from employment by us for any reason other than “cause,” we are obligated to pay Mr. Raykov severance compensation equal to twelve months of salary.

Robert Andrade
Mr. Andrade has been employed by Adherex since July 2009, when he initially agreed to be compensated at the minimum wage.  Pursuant to an employment agreement dated May 3, 2010 between Robert Andrade and Adherex, Mr. Andrade is employed as Adherex’s Chief Financial Officer.  Pursuant to this agreement, Mr. Andrade (a) receives an initial annual salary in the amount of $140,000, (b) upon approval by shareholders of the amended Stock Option Plan will be granted options to purchase up to 5.0% of our common stock outstanding estimated by us to be outstanding upon completion of the proposed rights offering announced by us on April 20, 2010, and (c) may receive annual bonuses at the sole discretion of the Board.  If Mr. Andrade’s employment terminates due to a change of control of Adherex, any then remaining unvested shares under his options shall immediately vest and be fully exercisable. On August 18, 2010, Mr. Andrade was granted 17,493,939 options pursuant to his employment agreement. If Mr. Andrade is dismissed from employment by us for any reason other than “cause,” we are obligated to pay Mr. Andrade severance compensation equal to twelve months of salary.

Dr. Thomas Spector
Dr. Spector has been employed by Adherex since July 2009, when he was initially paid a salary of $80,000 per year.  Pursuant to an employment agreement dated May 3, 2010 between Dr. Thomas Spector and Adherex, Dr. Spector is employed as Adherex’s Chief Scientific Officer.  Pursuant to this agreement, Dr. Spector (a) receives an annual salary in the amount of $150,000, (b) upon approval by shareholders of the amended Stock Option Plan will be granted options to purchase up to 5.0% of our common stock outstanding estimated by us to be outstanding upon completion of the proposed rights offering announced by us on April 20, 2010, and (c) may receive annual bonuses at the sole discretion of the Board.  If Dr. Spector’s employment terminates due to a change of control of Adherex, any then remaining unvested shares under his options shall immediately vest and be fully exercisable. On August 18, 2010, Dr. Spector was granted 17,493,939 options pursuant to his employment agreement. If Dr. Spector is dismissed from employment by us for any reason other than “cause,” we are obligated to pay Dr. Spector’s severance compensation equal to twelve months of salary.

William Peters
Pursuant to an employment agreement dated February 19, 2003 between Dr. William P. Peters and Adherex, Dr. Peters became employed as Chief Executive Officer and Vice Chairman of Adherex effective March 12, 2003 for a five-year term, and was appointed Chairman of the Board on February 28, 2004. Pursuant to this agreement, Dr. Peters received $495,000 in 2008. The agreement also provided that annual bonuses, if any, will be awarded to Dr. Peters at the sole discretion of the Board.  Pursuant to a separation and mutual release agreement dated July 2, 2009 between Dr. William P. Peters and Adherex, Dr. Peters concluded the employment relationship as Chief Executive Officer and Chairman of Adherex effective July 2, 2009.  Pursuant to this agreement, Dr. Peters (a) received separation pay equal to one month of his regular base salary, (b) received $5,640 equal to the estimated cost of securing equivalent health coverage, and (c) was granted three years following the Termination Date to exercise any vested but unexpired and unexercised stock options.

James Klein
Pursuant to an employment agreement dated April 26, 2004 between James A. Klein, Jr. and Adherex, Mr. Klein was employed as Adherex’s Chief Financial Officer. Pursuant to this agreement, Mr. Klein received an initial annual salary in the amount of $233,000 in 2008.  The agreement also provided that Mr. Klein may receive annual bonuses at the sole discretion of the Board.   Mr. Klein resigned on September 4, 2009.

Robin Norris
Pursuant to an employment agreement dated December 12, 2001 between Dr. Robin Norris and Adherex, Dr. Norris became employed as Adherex’s Chief Operating Officer. He was also appointed President of Adherex on June 14, 2002. Pursuant to his agreement, Dr. Norris received an initial annual salary in the amount of $255,000 in 2008.  Pursuant to an amended and restated employment agreement dated August 19, 2009 between Dr. Robin Norris and us, Dr. Norris continued as our Chief Operating Officer through December 31, 2009.  Pursuant to his agreement, Dr. Norris (a) received an amended annual salary in the amount of $120,000, (b) was granted options to purchase up to 200,000 shares of common stock at a price per share of $0.06 under the Stock Option Plan, and (c) was to be reimbursed for certain business expenses. Dr. Norris’s employment with us was concluded on December 31, 2009.

D. Scott Murray
Pursuant to an employment agreement dated January 27, 2003 between D. Scott Murray and Adherex, Mr. Murray was employed as Adherex’s General Counsel and Corporate Secretary. Pursuant to the January 27, 2003 agreement, Mr. Murray salary was $233,000 for 2008.  The employment of D. Scott Murray ended on July 10, 2009.  Pursuant to a Separation and Mutual Release Agreement, dated as of March 8, 2011, between D. Scott Murray and Adherex, Mr. Murray (a) received a separation payment of $50,000 and (b) was granted a three year period commencing July 10, 2009 to exercise any vested but unexpired stock options previously granted to him by Adherex.

In addition to such employment agreements, Dr. Spector and Messrs. Andrade and Raykov, are each a party to a confidentiality and intellectual property agreement with us.

In the employment agreements for each of Dr. Spector and Messrs. Andrade and Raykov “cause” is generally defined as (1) material breach of the terms of the employment or intellectual property agreements; (2) failure to perform the duties inherent in Employee’s position in good faith and in a reasonable and appropriate manner; or (3) acts of fraud or embezzlement or other intentional misconduct which adversely affects the Company's business.

Equity Grants, Exercises and Holdings

The following table sets forth information concerning the number and value of unexercised options held by each Named Executive Officer as of December 31, 2010.

Outstanding Equity Awards at December 31, 2010

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)		Option Expiration Date
Rostislav Raykov	17,493,939	(36)	—	CAD$	0.045	08/18/2017
Robert Andrade	17,493,939	(36)	—	CAD$	0.045	08/18/2017

Dr. William P. Peters	750,000	(2)	—	CAD$	1.65	07/02/2012
	70,217	(3)	—	CAD$	2.25	07/02/2012
	700,000	(4)	—	CAD$	2.25	07/02/2012
	234,000	(5)	—	CAD$	2.90	07/02/2012
	32,000	(6)	—	CAD$	1.95	07/02/2012
	441,601	(7)	—		1.20	07/02/2012
	192,000	(8)	—		1.20	07/02/2012
	150,000	(9)	—		1.10	07/02/2012
	30,000	(10)	—		0.88	07/02/2012
	400,000	(11)	—		0.28	07/02/2012
	3,000,000	(12)	—		0.63	07/02/2012
	666,667	(13)	—		0.28	07/02/2012
	2,000,000	(14)	—		0.38	07/02/2012

James A. Klein, Jr.	200,000	(15)	—	CAD$	2.65	04/26/2011
	15,000	(16)	—	CAD$	2.90	05/21/2011
	5,000	(17)	—	CAD$	1.95	12/17/2011
	13,500	(18)	—		1.20	09/4/2012
	39,000	(19)	—		0.88	09/4/2012
	50,000	(20)	—		0.28	09/4/2012
	900,000	(21)			0.63	09/4/2012
	300,000	(22)			0.28	09/4/2012
	400,000	(23)	—		0.38	09/4/2012

Dr. Robin J. Norris	36,400	(26)	—	CAD$	2.90	05/21/2011
	15,000	(27)	—		1.20	09/21/2012
	45,000	(28)	—		0.88	12/14/2012
	75,000	(29)	-		0.28	02/28/2014
	1,000,000	(30)	-		0.63	04/30/2014
	300,000	(31)			0.28	12/03/2014
	400,000	(32)	—		0.38	02/27/2015
	200,000	(33)	—		0.06	08/18/2016

Dr. Thomas Spector	10,000	(34)	—	CAD$	2.20	09/24/2011
	60,000	(35)	20,000	CAD$	1.35	07/01/2012
	17,493,939	(36)	—	CAD$	0.045	08/18/2017

(1)	The current Stock Option Plan provides for grants denominated in US and CAD dollars.
(2)	750,000 options were granted on: 2/19/2003 and vest as follows: 250,000 on 2/19/2003; 250,000 on 2/19/2004, and 250,000 on 2/19/2005
(3)	70,217 options were granted on: 12/30/2003 and vest as follows: 70,217 on 12/30/2003
(4)	700,000 options were granted on: 12/30/2003 and vest as follows: 233,334 on 12/30/2003, 233,333 on 12/30/2004 and 233,333 on 12/30/2005
(5)	234,000 options were granted on: 5/21/2004 and vest as follows: 234,000 on 5/21/2004
(6)	32,000 options were granted on: 12/17/2004 and vest as follows: 32,000 on 12/17/2004
(7)	441,601 options were granted on: 4/5/2005 and vest as follows: 441,601 on 4/5/2005
(8)	192,000 options were granted on: 4/5/2005 and vest as follows: 192,000 on 4/5/2005
(9)	150,000 options were granted on: 10/14/2005 and vest as follows: 50,000 on 10/14/2006; 50,000 on 10/14/2007 and 50,000 on 10/14/2008
(10)	30,000 options were granted on: 12/14/2005 and vest as follows: 10,000 on 12/14/2006; 10,000 on 12/14/2007 and 10,000 on 12/14/2008
(11)	400,000 options were granted on: 2/28/2007 and vest as follows: 133,334 on 2/28/2007; 133,333 on 2/29/2008 and 133,333 on 2/28/2009
(12)	3,000,000 options were granted on: 4/30/2007 and vest as follows: 1,000,000 on 4/30/2007; 1,000,000 on 4/30/2008 and 1,000,000 on 4/30/2009
(13)
1,000,000 options were granted on: 12/03/2007 and vest as follows: 333,334 on 12/03/2007; 333,333 on 12/03/2008.  The remaining 333,333 options scheduled to vest on 12/03/2009 were cancelled on July 2, 2009 in accordance with Dr. Peter’s separation and mutual release agreement.

(14)	2,000,000 options were granted on: 2/27/2008 and vest as follows: 2,000,000 on 2/27/2008
(15)	200,000 options were granted on: 4/26/2004 and vest as follows: 50,000 on 7/24/2004 ; 50,000 on 4/26/2005 and 50,000 on 4/26/2006 ; 50,000 on 4/26/2007
(16)	15,000 options were granted on: 5/21/2004 and vest as follows: 5,000 on 12/17/2004 ; 5,000 on 5/21/2006 and 5,000 on 5/21/2007
(17)	5,000 options were granted on: 12/17/2004 and vest as follows: 1,667 on 12/17/2005 ; 1,666 on 12/17/2006 and 1,667 on 12/17/2007
(18)	13,500 options were granted on: 9/21/2005 and vest as follows: 4,500 on 9/21/2006 ; 4,500 on 9/21/2007 and 4,500 on 9/21/2008
(19)	39,000 options were granted on: 12/14/2005 and vest as follows: 13,000 on 12/14/2006 ; 13,000 on 12/14/2007 and 13,000 on 12/14/2008
(20)	50,000 options were granted on: 2/28/2007 and vest as follows: 16,667 on 2/28/2007; 16,666 on 2/29/2008 and 16,667 on 2/28/2009
(21)	900,000 options were granted on: 4/30/2007 and vest as follows: 300,000 on 4/30/2007; 300,000 on 4/30/2008 and 300,000 on 4/30/2009
(22)	300,000 options were granted on: 12/03/2007 and vest as follows: 100,000 on 12/03/2007; 100,000 on 12/03/2008 and 100,000 on 12/03/2009
(23)	400,000 options were granted on: 2/27/2008 and vest as follows: 400,000 on 2/27/2008
(24)	40,000 options were granted on: 5/3/2003 and vest as follows: 13,334 on 5/3/2004 ; 13,333 on 5/3/2005 and 13,333 on 5/3/2006
(25)	75,600 options were granted on: 12/30/2003 and vest as follows: 25,200 on 12/30/2004 ; 25,200 on 12/30/2005 and 25,200 on 12/30/2006
(26)	36,400 options were granted on: 5/21/2004 and vest as follows: 10,000 on 12/17/2004 ; 14,266 on 5/21/2006 and 12,134 on 5/21/2007
(27)	15,000 options were granted on: 9/21/2005 and vest as follows: 5,000 on 9/21/2006 ; 5,000 on 9/21/2007 and 5,000 on 9/21/2008
(28)	45,000 options were granted on: 12/14/2005 and vest as follows: 15,000 on 12/14/2006 ; 15,000 on 12/14/2007 and 15,000 on 12/14/2008
(29)	75,000 options were granted on: 2/28/2007 and vest as follows: 25,000 on 2/28/2007; 25,000 on 2/29/2008 and 25,000 on 2/28/2009
(30)	1,000,000 options were granted on: 4/30/2007 and vest as follows: 333,334 on 4/30/2007; 333,333 on 4/30/2008 and 333,333 on 4/30/2009
(31)	300,000 options were granted on: 12/03/2007 and vest as follows: 100,000 on 12/03/2007; 100,000 on 12/03/2008 and 100,000 on 12/03/2009
(32)	400,000 options were granted on: 2/27/2008 and vest as follows: 400,000 on 2/27/2008
(33)	200,000 options were granted on: 8/18/2009 and vest as follows: 200,000 on 8/18/2009.
(34)	10,000 options were granted on: 09/24/2004
(35)	80,000 options were granted on: 07/01/2005 with 20,000 excerisable on July 1, 2012.
(36)	17,493,939 options were granted on 08/18/2010 with all 17,493,939 immediately exercisable.

No Named Executive Officers exercised options in the years ended December 31, 2010 and 2009.

Termination Benefits

In the event of his termination with us other than for cause, we will pay Rostislav Raykov $140,000 severance.  In the event of his termination with us other than for cause, we will pay Robert Andrade $140,000 severance.  In the event of his termination with us other than for cause, we will pay Dr. Thomas Spector $150,000 severance.

Compensation of Directors

Beginning in the first quarter of the fiscal year ending December 31, 2009, the members of the Board of Directors agreed to continue to serve for the benefit of shareholders without cash compensation.

The annual compensation considerations for non-executive directors also include the awarding of stock options.  The granting of options to the non-executive directors under the Stock Option Plan serves three primary purposes: (1) to recognize the significant time and effort commitments during the past year; (2) to provide long-term incentives for future efforts since the value of the options is directly dependent on the market valuation of the Corporation; and (3) to retain quality individuals as the options typically vest over time.  When determining whether and how many new option grants will be made, the Compensation Committee takes into account the amount and terms of any outstanding options.  Adherex does not require its non-executive directors to own a specific amount of common stock.

For the year ended December 31, 2009, the Board did not grant any further options to purchase shares of common stock to the non-executive directors.

Director Compensation Table

The following table summarizes the compensation earned by or paid to the Company's non-executive directors for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mr. Breen	—	—	207,165	—	—	—	207,165
Mr. Bussandri	—	—	207,165	—	—	—	207,165
Mr. Butts	—	—	—	—	—	—	—
Mr. Lieberman	—	—	—	—	—	—	—
Dr. Porter	—	—	207,165	—	—	—	207,165

(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Dollar value amounts are based on individual grants of 4,603,668 options on August 18, 2010 at an exercise price of CAD $0.045, which options expire on August 18, 2017 and vested in full on the date of grant.

Pursuant to an Independent Director Agreement dated as of May 3, 2010 between the Company and each of Dr. Porter and Messrs. Breen and Bussandri, the Board approved as of the same date: (a) the grant to each of Dr. Porter and Messrs. Breen and Bassandri fully vested options to purchase 1.33% of Adherex’s common stock outstanding upon completion of our April 30, 2010 rights offering and conditioned upon the shareholders’ approval of the amended Stock Option Plan, and (b) reimbursement for reasonable travel and related expenses incurred for Dr. Porter and Messrs Breen and Bussandri.  On August 18, 2010, following shareholder approval, each of Dr. Porter and Messrs. Breen and Bussandri were granted 4,603,668 options.

Mr. Butts and Mr. Lieberman do not accept cash fees or stock for their participation on the Board.  Mr. Breen, Mr. Bussandri and Dr. Porter do not accept cash fees for their participation on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information regarding shares of our common stock beneficially owned as of March 24, 2011 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person.  Except as otherwise indicated below, the address for each listed shareholder is c/o Adherex Technologies Inc., 68 TW Alexander Drive, PO Box 13628, Research Triangle Park, North Carolina 27709.

Name	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrant Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (1)

Robert Andrade	780,100	17,493,939	-	18,274,039	4.7%

David Lieberman (2)	200,000,000		200,000,000	400,000,000	70.3%

William G. Breen	1,367,781	4,853,668	-	6,221,449	1.7%

Claudio F. Bussandri	-	4,853,668	-	4,853,668	1.3%

Arthur T. Porter	-	4,974,410	-	4,974,410	1.3%

Rostislav Raykov	1,000,000	17,493,939	-	18,493,939	4.8%

Robert Butts	41,504,000		41,504,000	83,008,000	20.2%

Thomas Spector	2	17,563,937	-	17,563,939	4.6%

All officers and directors as a group (7 persons)	244,651,881	67,253,563	241,504,000	553,409,444	81.7%

Southpoint Capital Advisors LP (2)	200,000,000	-	200,000,000	400,000,000	70.3%

* Percentage of shares beneficially owned does not exceed one percent.

(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or group has the right to acquire within 60 days after March 24, 2011.  For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 24, 2011 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 24, 2011, there were 368,293,453 shares of our common stock issued and outstanding.

(2)
David Lieberman an employee of Southpoint Capital Advisors, LP, 623 Fifth Avenue, Suite 2503, New York, New York 10022.  John S. Clark, II holds dispositive power over the shares owned by Southpoint Capital Advisors, LP

Equity Compensation Plan Information

The following table provides certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2010:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights (*)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans	12,970	$0.55	9,557
approved by security holders	70,210	CAD $ 0.07
Equity compensation plans not approved by security holders	-	-	-
Total	83,180	-	9,557

* The Company’s current stock option plans allows for the issuance of stock options denominated in both United States, or U.S., dollars and Canadian, or CAD, dollars.  This table presents the number and weighted-average exercise price of outstanding options by the currency associated with the original grants  At December 31, 2010 we had 12,970 stock options denominated in U.S. dollars with a weighted-average exercise price of $0.55 and 70,210 stock options denominated in CAD dollars with a weighted-average exercise price of CAD$0.07.  At December 31, 2010, we had 9,557 stock options available for future issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

D. Scott Murray, a former executive officer, and Adherex entered into a Separation and Mutual Release Agreement, dated as of March 8, 2011, pursuant to which (a) each party thereto agreed to a mutual release of claims by such party and (b) we made a separation payment of $50,000 to Mr. Murray and granted Mr. Murray a three year period commencing July 10, 2009 to exercise any vested but unexpired stock options previously granted to him.

Except for the foregoing, there were no related party transactions in the last two years that were required to be reported under Item 404(d) of Regulation S-K.

Director Independence

The Board of Directors is composed of a majority of independent directors.  The Board applies the definition of independence found in the rules of the SEC and in Canadian National Instrument 58-101 and National Policy 58-201.  The Board has determined that five of the current seven directors are “independent”, including the Chair of the Board, being Messrs. Butts, Breen, Bussandri, Lieberman and Porter.  Only two directors have material relationships with the Corporation and are therefore not independent.  Mr. Raykov, Chief Executive Officer of the Corporation, and Mr. Andrade, Chief Financial Officer of the Corporation, are considered to have a material relationship with the Corporation by virtue of their executive officer positions.  Adherex is of the view that the composition of its Board reflects a diversity of background and experience that are important for effective corporate governance.  Other directorships held by Board members are described in this report under the heading “Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees for professional services and other services rendered by our independent auditors, Deloitte & Touche LLP in fiscal year 2010 and 2009 (in US dollars):

	Fiscal Year 2010	Fiscal Year 2009
Audit Fees (1)	46,200	$63,000
Audit-Related Fees (2)	118,238	-
Tax Fees (3)	9,250	11,250
All Other Fees (4)	-	-
Total	$173,688	$74,250

(1)
Audit Fees include fees for the standard audit work that needs to be performed each year in order to issue an opinion on the consolidated financial statements of the Corporation and to issue reports on the local statutory and regulatory financial statements.  It also includes fees for services that can only be provided by the Corporation’s auditor such as auditing of non-recurring transactions and application of new accounting policies.

(2)
Audit-Related Fees include fees for those other assurance services provided by auditors but not restricted to those that can only be provided by the auditor signing the audit report, which includes reviews of quarterly financial results, consents and comfort letters and any other audit services required for U.S. Securities and Exchange Commission or other regulatory filings.

(3)	Tax Fees include fees for periodic tax consultations and compliance services in various local, regional and national tax jurisdictions.

(4)	All Other Fees include fees for products and services other than Audit Fees, Audit Related Fees and Tax Fees.

The Audit Committee does not have formal pre-approval policies and procedures, however, prior to the engagement by the registrant, the Audit Committee approved all of the services performed by Deloitte & Touche LLP as required by SEC regulation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are included as part of this Annual Report filed on Form 10-K:

1.  Financial Statements – See Index to Financial Statements on page F-1.

2.  All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3.  Exhibits:
Exhibit No.	Description	Location

3.1	Articles of Amalgamation dated June 29, 2004	Exhibit 1.7 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

3.2	By-law No. 2 of the Company, as amended on November 2, 2004	Exhibit 1.9 to the Form 20-F/A Registration Statement (No. 001-32295) of Adherex, filed November 5, 2004

4.1	Registration Rights Agreement, dated as of December 19, 2003, by and between Adherex Technologies Inc. and HBM BioVentures (Cayman) Ltd.	Exhibit 4.9 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

4.2	Warrant Indenture dated February 21, 2007 between Adherex Technologies Inc. and Computershare Trust Company of Canada	Exhibit 4.45 to Form 8-K of Adherex, filed February 22, 2007

4.3	Form of common stock Warrant dated February 21, 2007	Exhibit 4.43 to Form 8-K of Adherex, filed February 22, 2007

4.4	Form of Underwriter’s Warrant dated February 21, 2007	Exhibit 4.44 to Form 8-K of Adherex, filed February 22, 2007

4.5	Form of Subscription Rights Certificate (March 2011 Rights Offering)	Exhibit 4.5 to Form S-1/A Registration Statement (No. 333-170570) of Adherex, filed February 9, 2011

4.6	Form of Warrant (March 2011 Rights Offering)	Exhibit 4.6 to Form S-1/A Registration Statement (No. 333-170570) of Adherex, filed February 9, 2011

4.7	Form of Warrant (April 2010 Private Placement)	Exhibit 99.3 to Form 8-K of Adherex, filed May 4, 2010

10.1	General Collaboration Agreement, dated as of February 26, 2001, by and between Adherex Technologies Inc. and McGill University	Exhibit 4.2 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

10.2	Exclusive License Agreement, dated as of September 26, 2002, by and between Oregon Health & Science University and Oxiquant, Inc.	Exhibit 4.5 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

10.3	Lease Agreement, dated as of March 8, 2004, by and between Realmark-Commercial, LLC and Adherex, Inc.	Exhibit 4.8 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

*10.4	Executive Employment Agreement, dated as of December 12, 2001, by and between Adherex Technologies Inc. and Robin J. Norris	Exhibit 4.10 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

*10.5	Executive Employment Agreement, dated as of February 19, 2003, by and between Adherex Technologies Inc. and William P. Peters	Exhibit 4.12 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

*10.6	Executive Employment Agreement, dated April 21, 2004, by and between Adherex, Inc. and James A. Klein, Jr.	Exhibit 4.13 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

10.7	Second Amendment to Lease Agreement dated September 14, 2004 between Realmark Commercial LLC and Adherex, Inc.	Exhibit 4.29 to the Form 20-F/A Registration Statement (No. 001-32295) of Adherex, filed November 5, 2004

10.8	Development and License Agreement dated July 14, 2005 between Adherex Technologies Inc. and Glaxo Group Limited**	Exhibit 4.30 to Form 6-K of Adherex, filed July 22, 2005

10.9	Sublease Agreement, dated as of August 31, 2005, by and between Biostratum, Inc. and Adherex, Inc. (Englert)	Exhibit 4.32 to the Form 20-F Annual Report (No. 001-32295) of Adherex for the fiscal year ended December 31, 2005, filed on March 31, 2006

10.10	Sublease Agreement, dated as of August 31, 2005, by and between Biostratum, Inc. and Adherex, Inc. (Creekstone)	Exhibit 4.33 to the Form 20-F Annual Report (No. 001-32295) of Adherex for the fiscal year ended December 31, 2005, filed on March 31, 2006

10.11	Amendment No. 1 to Development and License Agreement dated December 20, 2005 between Glaxo Group Limited and Adherex Technologies Inc.**	Exhibit 4.36 to the Form 20-F Annual Report (No. 001-32295) of Adherex for the fiscal year ended December 31, 2005, filed on March 31, 2006

10.12	Partial Assignment of Lease and Lease Amendment Number Two dated August 31, 2005	Exhibit 4.38 to the Form 20-F Annual Report (No. 001-32295) of Adherex for the fiscal year ended December 31, 2005, filed on March 31, 2006

10.13	Highwoods Realty Limited Partnership Office Master Lease (Creekstone)	Exhibit 4.39 to the Form 20-F Annual Report (No. 001-32295) of Adherex for the fiscal year ended December 31, 2005, filed on March 31, 2006

10.14	Consent to Sublease dated August 31, 2005 among Highwoods Realty Limited Partnership, BioStratum, Inc. and Adherex, Inc.	Exhibit 4.40 to the Form 20-F Annual Report (No. 001-32295) of Adherex for the fiscal year ended December 31, 2005, filed on March 31, 2006

10.15	Amendment No. 2 to Development and License Agreement dated June 23, 2006 between Glaxo Group Limited and Adherex Technologies Inc.**	Exhibit 4.41 to Form 6-K of Adherex, filed August 9, 2006

10.16	Sub-SubLease Agreement dated December 22, 2006 between Biostratum, Inc and NephroGenex, Inc	Exhibit 4.46 to the Form 20-F Annual Report (No. 001-32295) of Adherex for the fiscal year ended December 31, 2006, filed on April 2, 2007

*10.17	Executive Employment Agreement, dated as of February 28, 2007, by and between Adherex, Inc. and D. Scott Murray	Exhibit 4.47 to the Form 20-F Annual Report (No. 001-32295) of Adherex for the fiscal year ended December 31, 2006, filed on April 2, 2007

10.18	Amendment No. 3 to Development and License Agreement dated January 17, 2007 between Adherex Technologies Inc. and Glaxo Group Limited	Exhibit 4.42 to Form 6-K of Adherex, filed January 19, 2007

10.19	Amendment No. 4 to Development and License Agreement dated May 23, 2007 between Adherex Technologies Inc. and Glaxo Group Limited	Exhibit 10.1 to Form 8-K of Adherex, filed June 19, 2007

10.20	Amended and Restated Stock Option Plan	Exhibit 10.19 to Form 10-K of Adherex, filed March 28, 2008

10.21	License Agreement entered into on May 13, 2008 between Adherex Technologies Inc. and Stichting Antoni van Leeuwenhoek Ziekenhuis	Exhibit 10.21 to Form 10-Q of Adherex, filed August 13, 2008

10.22	Success-Based Incentive Program	Exhibit 10.22 to Form 8-K of Adherex, filed December 11, 2008

10.23	Separation and Mutual Release Agreement – Dr. William Peters	Exhibit 10.23 to Form 8-K of Adherex, filed July 13, 2009

10.24	Lease Termination and Release	Exhibit 10.24 to Form 10-Q of Adherex, filed November 16, 2009

10.25	Amended and Restated Employment Agreement – Dr. Robin J. Norris	Exhibit 10.23 to Form 10-Q of Adherex, filed November 16, 2009

10.26	Form of Subscription Agreement	Exhibit 99.2 to the Form 8-K of Adherex, filed on May 4, 2010.

10.27	Lease agreement dated January 1, 2010, between Adherex and Valfern Holdings, Inc.	Exhibit 10.27 to the Form 10-Q of Adherex, filed on May 14, 2010

10.28	Executive Employment Agreement dated May 3, 2010 by and between Adherex and Rostislav Raykov	Exhibit 10.28 to the Form 10-Q of Adherex, filed on May 14, 2010

10.29	Executive Employment Agreement dated May 3, 2010 by and between Adherex and Robert Andrade	Exhibit 10.29 to the Form 10-Q of Adherex, filed on May 14, 2010

10.30	Executive Employment Agreement dated May 3, 2010 by and between Adherex and Dr. Thomas Spector	Exhibit 10.30 to the Form 10-Q of Adherex, filed on May 14, 2010

10.31	Form of Independent Director Agreement, dated May 3, 2010	Exhibit 10.31 to the Form 10-Q of Adherex, filed on May 14, 2010

10.32	Master Service Agreement with OCT Group LLC	Exhibit 10.1 to the Form 10-Q of Adherex filed on November 15, 2010

21	Subsidiaries	Exhibit 8 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Audit Committee Charter	Exhibit 99.1 to the Form 10-K of Adherex, filed on March 31, 2010

*	Indicates a management contract or compensatory plan.

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

Adherex Technologies Inc.
By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director
Date: March 31, 2011

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	March 31, 2011
Rostislav Raykov	(principal executive officer) and Director

/s/ Robert Andrade	Chief Financial Officer, Director	March 31, 2011
Robert Andrade	(principal financial officer and principal accounting officer)

/s/ WILLIAM G. BREEN	Director	March 31, 2011
William G. Breen

/s/ CLAUDIO F. BUSSANDRI	Director	March 31, 2011
Claudio F. Bussandri

/s/ ROBERT W. BUTTS	Director	March 31, 2011
Robert W. Butts

/s/ ARTHUR T. PORTER	Director	March 31, 2011
Arthur T. Porter

/s/ David Lieberman	Director	March 31, 2011
David Lieberman

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant intends to furnish proxy materials to its security holders subsequent to the filing of this annual report on Form 10-K and shall furnish copies of such proxy materials to the Commission when such materials are sent to security holders.

ADHEREX TECHNOLOGIES INC.

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Adherex Technologies Inc.

We have audited the accompanying consolidated balance sheets of Adherex Technologies Inc.
 and subsidiaries (a development stage company) (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended, and cumulatively for the period from September 3, 1996 (date of inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.     The Company's financial statements for the period September 3, 1996 (date of inception) to December 31, 2008 were audited by other auditors whose report, dated March 30, 2009, expressed an unqualified opinion on those statements.  The financial statements for the period September 3, 1996 (date of inception) to December 31, 2008 reflect a net loss of $97,979,000. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from September 3, 1996 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the deficiency in working capital at December 31, 2010 and the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
Ottawa, Canada
March 31, 2011

Independent Auditors’ Report
To the Shareholders of Adherex Technologies Inc.

In our opinion, the consolidated statements of operations and cashflows, not separately presented herein, and statement of stockholders’ equity present fairly, in all material respects, the results of operations and cash flows for the period from September 3, 1996 (date of inception) to December 31, 2008 of Adherex Technologies Inc. (a development stage enterprise) (the “Company”) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Ottawa, Canada
March 30, 2009

Adherex Technologies Inc.
(a development stage company)
Consolidated Balance Sheets
(U.S. Dollars and shares in thousands, except per share amounts)

	December 31, 2010	December 31, 2009
Assets

Current assets
Cash and cash equivalents	$5,947	$685
Accounts receivable	-	69
Prepaid expense	38	75
Other current assets	8	4

Total assets	$5,993	$833

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$272	$318
Accrued liabilities	195	70
Derivative warrant liability	10, 450	-
Other current liabilities	-	32
Total current liabilities	10,917	420

Other long-term liabilities	-	7
Total liabilities	10,917	427

Commitments and contingencies (Note 10 and 11)

Stockholders’ (deficit) equity

Common stock, no par value; unlimited shares authorized; (2010 - 368,293, 2009 – 368,293 shares issued and outstanding)	64,929	64,929
Additional paid-in capital	37,717	35,225
Deficit accumulated during development stage	(108,813)	(100,991)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ (deficit) equity	(4,924)	406
Total liabilities and stockholders’ (deficit) equity	$5,993	$833

 (The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Consolidated Statements of Operations
(U.S. dollars and shares in thousands, except per share information)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative From September 3, 1996 to December 31, 2010

Revenue	$-	$-	$-

Operating expenses:
Research and development	708	2,113	65,598
Impairment of Capital Assets	-	386	386
Gain on Deferred lease inducements	-	(497)	(497)
Acquired in-process research and development	-	-	13,094
General and administration	3,896	1,214	28,605
Loss from operations	(4,604)	(3,216)	(107,186)

Other income (expense):
Loss on derivative warrants	(3,251)	-	(3,251)
Settlement of Cadherin Biomedical Inc. litigation	-	-	(1,283)
Interest expense	-	-	(19)
Other income	-	157	254
Interest income	32	47	2,829
Total other income	(3,219)	204	(1,470)

Net loss and total comprehensive loss	$(7,823)	$(3,012)	$(108,656)

Net loss per share of common stock, basic and diluted	$(0.03)	$(0.02)

Weighted-average number of shares of common stock outstanding, basic and diluted	288,270	128,227

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(U.S. Dollars and shares in thousands, except per share amounts)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative From September 3, 1996 to December 31, 2010
Cash flows from (used in):
Operating activities:
Net loss	$(7,823)	$(3,012)	$(108,656)
Adjustments for non-cash items:
Loss on derivative warrant	3,251	-	3,251
Depreciation and amortization	-		1,404
Non-cash Cadherin Biomedical Inc. litigation expense	-	-	1,187
Unrealized foreign exchange loss	36	-	45
Loss on impairment of capital assets	-	386	386
Amortization of and gain on lease inducements	-	(538)	(412)
Non-cash severance expense	-	-	168
Stock options issued to consultants	53	10	775
Stock options issued to employees	2,439	355	9,965
Acquired in-process research and development		-	13,094
Changes in operating assets and liabilities	116	(1,889)	(23)
Net cash used in operating activities	(1,928)	(4,688)	(78, 817)

Investing activities:
Purchase of capital assets	-	-	(1,440)
Disposal of capital assets	-	-	115
Proceeds from sale of assets	-	24	24
Release of restricted cash	-	-	190
Restricted cash	-	-	(209)
Purchase of short-term investments	-	-	(22,148)
Redemption of short-term investments	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	(166)
Acquired intellectual property rights	-	-	(640)
Net cash provided from (used in) investing activities	-	24	(1,483)

Financing activities:
Conversion of long-term debt to equity	-	-	68
Long-term debt repayments	-	-	(65)
Capital lease repayments	-	-	(8)
Issuance of common stock	7,190	-	83,877
Registration expense	-	-	(465)
Financing expenses	-	-	(544)
Proceeds from convertible note	-	-	3,017
Other liability repayments	-	-	(87)
Security deposits received	-	-	35
Proceeds from exercise of stock options	-	-	51
Net cash provided from financing activities	7,190	-	85,879

Effect of exchange rate changes on cash and cash equivalents	-	-	368

Net change in cash and cash equivalents	5,262	(4,664)	5,947
Cash and cash equivalents - Beginning of period	685	5,349	-
Cash and cash equivalents - End of period	$5,947	$685	5,947

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

(The accompanying notes are an integral part of these consolidated financial statements)
(continued on next page)

Adherex Technologies Inc.
(a development stage company)
Consolidated Statements of Stockholders' Equity (continued)
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at December 31, 2004	36,535	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	15	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	6,079	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	42,629	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	7,753	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	50,382	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	75,759	17,842	-	5,379	-	-	23,221
Exercise of warrants	2,086	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	128,227	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	128,227	$64,929	$-	$34,860	$1,243	$(97,979)	$3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net loss	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	128,227	$64,929	$-	$35,225	$1,243	$(100,991)	$406
Stock options issued to consultants	-	-	-	53	-	-	53
Stock options issued to employees	-	-	-	2,439	-	-	2,439
April Financing	240,066	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,823)	(7,823)
Balance at December 31, 2010	368,293	$64,929	$-	$37,717	$1,243	$(108,813)	$(4,924)

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Notes to the Consolidated Financial Statements
(U.S. dollars and shares in thousands, except per share information)

1.         Going Concern

Adherex Technologies Inc. (“Adherex”), a Canadian Corporation together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a development stage biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer.  With the exception of Adherex Inc. all subsidiaries are inactive.

These consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is a development stage company and during the year ended December 31, 2010, incurred a net loss of $7,823.  At December 31, 2010, it had an accumulated deficit of $108,813, and had experienced negative cash flows from operations since inception in the amount of $78,817.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Significant estimates include certain accruals, valuation of derivative warrant liability and the value of stock based compensation.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment.  At December 31, 2010, the Company had $5,947 in cash accounts (2009 - $685).  Money market investments typically have minimal risk; however, in recent years the financial markets have been volatile resulting in concerns regarding money market investments.  The Company has not experienced any loss or write down of its money market investments.

Financial instruments

Financial instruments recognized on the balance sheets at December 31, 2010 and December 31, 2009 consist of cash and cash equivalents, accounts receivable, accounts payable and derivative warrant liability, the carrying value of which, with the exception of the derivative warrant liability, approximates fair value due to their relatively short time to maturity.  The Company does not hold or issue financial instruments for trading.

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

In November 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-5”), codified as ASC 815-40.  In June 2008, one of the conclusions reached under EITF 07-05 was a consensus that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency.  The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock.  This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer's functional currency; such as the Company’s outstanding warrants to purchase common stock that were denominated in Canadian dollars.  This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), codified as ASC 815-10.  SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders' equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133.  As a result, the Company’s outstanding warrants denominated in Canadian dollars were not considered to be indexed to its own stock and should therefore be treated as derivative financial instruments and recorded at their fair value as a liability.  EITF 07-05 is effective for financial statements for fiscal years beginning after December 15, 2008 and earlier adoption is not permitted.   Since the warrants to purchase common stock that are denominated in Canadian dollars expired on December 19, 2008, EITF 07-5 did not have a material impact on the Company’s financial statements through 2008. However, the Company issued further Canadian dollar denominated warrants on April 30, 2010 and this results in warrants shown as a liability which is marked to market as of December 31, 2010.  The impact is material.  At December 31, 2010, the derivative warrant liability is $10,450 (2009: NIL) and the unrealized loss on the value of the underlying security was $3,251 (2009:NIL) for the year ended December 31, 2010.

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

Loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted net loss per share is computed using the same method, except the weighted average number shares of common stock outstanding includes convertible debentures, stock options and warrants, if dilutive.

New accounting pronouncements

On April 16, 2010, the FASB issued ASU 2010-13, which amends ASC 718 to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades must not be considered to contain a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. This ASU is effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment to the opening balance of retained earnings for all awards outstanding as of the beginning of the annual period in which the ASU is adopted. Earlier application is permitted. The Company does not expect the adoption of the guidance to have an impact on the Company’s consolidated financial position and results of operations.

On December 16, 2010, the FASB issued ASU 2010-27, which requires that (1) annual fees be classified as an operating expense and (2) when the annual fee is recognized as a liability (i.e., when it becomes payable to the government once the entity has a gross receipt from a branded prescription drug sale to a specified government program in the applicable year), a corresponding asset be recognized and amortized to expense over the calendar year. In addition, on December 17, 2010, the FASB issued a proposed ASU, which requires that the annual fee assessed on health insurance entities (1) be classified and recognized in a manner consistent with the annual fee assessed on pharmaceutical manufacturers and (2) not be considered a deferred acquisition cost, as described in ASU 2010-26. The ASU is effective for an entity’s calendar years beginning after December 31, 2010. Comments on the proposed ASU are due by April 18, 2011. The Company does not expect the adoption of the guidance to have an impact on the Company’s consolidated financial position and results of operations.

On April 29, 2010, the FASB issued ASU 2010-17, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The Company does not expect the adoption of the guidance to have an impact on the Company’s consolidated financial position and results of operations.

Recent accounting pronouncements

In January 2010, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of the guidance to have an impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends ASC Topic 855, Subsequent Events, to require SEC registrants and conduit bond obligors to evaluate subsequent events through the date that the financial statements are issued, however, SEC registrants are exempt from disclosing the date through which subsequent events have been evaluated. All other entities are required to evaluate subsequent events through the date that the financial statements are available to be issued and must disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance for all entities except conduit debt obligors. The adoption of ASU 2010-09 did not have an impact on our results of operations or financial position.

3.         Capital Assets

At December 31, 2010 and December 31, 2009, the Company determined the carrying values of its capital assets to be nil.  The Company recorded a $101 loss on impairment of assets for the year ended December 31, 2009.

4.         Leasehold Improvements

On August 31, 2005, the Company entered into agreements to lease a new office and laboratory facility (“Maplewood Facility”) and sublease the Company’s existing facility (“Englert Facility”) on similar terms as in the original lease.  As an incentive to enter into the Maplewood Facility lease, the Company received free rent and capital inducements.  The Company only paid half rent for the Maplewood Facility over the first 24 months of the 84-month lease term and received additional inducements in the form of furniture, equipment and leasehold improvements.  In September 2009, the Company terminated the Maplewood lease relating to the Company’s primary office facility in Research Triangle Park for approximately $175.

Management has performed an impairment analysis ASC Topic 360, ―Property, Plant and Equipment‖ (previously SFAS No. 144) and has determined that the leasehold improvements, consisting primarily of equipment and leasehold improvements, were impaired at December 31, 2009.  At December 31, 2009, the Company determined the fair value of these leasehold improvements to be nil.  Accordingly, the Company recorded a $386 loss on impairment in Consolidated Statement of Operations for the year ended December 31, 2009.

5.        Stock options

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time.  Based upon the current shares outstanding, a maximum of 92,073 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant.  All options vest within three years or less and are exercisable for a period of seven years from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants.  A summary of the stock option transactions, for both the Canadian and U.S. dollar grants, through the year ended December 31, 2010 is below.

The following options granted under the stock option plan are exercisable in Canadian dollars:

		Exercise Price in Canadian Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2008	2,773	$1.65 - 3.25	$2.18
Granted	-	-	-
Exercised	-	-	-
Cancelled	(150)	1.65 - 3.25	1.99
Outstanding at December 31, 2009	2,623	1.65 - 3.25	2.19
Granted	69,498	0.035-0.045	0.04
Exercised	-	-	-
Cancelled	(1,911)	1.65 – 2.65	1.97
Outstanding at December 31, 2010	70,210	$0.035-3.25	$0.07

Price in Canadian Dollars	# outstanding and exercisable at December 31, 2010	Remaining life (years)
$0.035	1,805	6.89
0.045	67,693	6.64
$1.95	79	0.96
$2.20	10	0.73
$2.65	200	0.32
$2.90	321	0.39
$3.25	101	0.16
	70,210	6.58

The following options granted under the stock option plan are exercisable in U.S. dollars:
		Exercise Price in U.S. Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2008	15,633	0.10 - 1.35	0.54
Granted	200	0.06	0.06
Exercised	-	-	-
Cancelled	(2,632)	0.28 - 1.20	0.50
Outstanding at December 31, 2009	13,201	$0.10 - 1.35	$0.55
Granted
Exercised
Cancelled	(231)	$0.06-1.20	0.21
Outstanding at December 31, 2010	12,970	$0.10-$1.35	0.55

Price in US Dollars	# Outstanding at December 31, 2010	# Exercisable at December 31, 2010	Remaining life (years)
$0.10	75	75	4.71
$0.28	2,396	2,396	2.03
$0.29	33	22	4.41
$0.34	40	40	1.52
$0.38	2,800	2,800	1.91
$0.40	33	33	3.70
$0.57	408	408	3.37
$0.63	5,960	5,960	1.91
$0.88	119	119	1.44
$1.10	150	150	1.50
$1.20	875	875	1.33
$1.35	80	60	1.50
	12,970	12,939	1.97

The Compensation Committee of the Board of Directors administers the Company's stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan.

On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time.  Under the current shares outstanding a maximum of 92,073 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant.  The stock option plan, as amended, allows the issuance of U.S. and Canadian dollar denominated grants.

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

Stock compensation expense for the fiscal years ended December 31, 2010 and 2009 was $2,492 and $365 respectively.  These amounts have been included in the general and administrative expenses for the respective periods. The weighted average fair value per share of options granted during the fiscal years ended December 31, 2010 and 2009 was $0.04 and $0.06 respectively.  The intrinsic value (being the difference between the share price and exercise price) of stock options outstanding at December 31, 2010 was $1,061.

The fair values of options granted in fiscal years ended December 31, 2010 and 2009  were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected dividend	0%	0%
Risk-free interest rate	2.06-2.2%	3%
Expected volatility	99-103%	85.6%
Expected life	7 years	7 years

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

These warrants have been recorded at their fair value at issuance and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/loss on derivative.  These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

As of December 31, 2010, the fair value of these warrants was determined to be $10,450. The fair value as at April 30, 2010, the inception of the derivative, was $7,202. Accordingly the Company recorded an unrealized loss of $3,251 on the consolidated statements of operations for the year ended December 31, 2010, related to the change in the fair value of those warrants. There is no cash flow impact for these derivatives until the warrants are exercised.  If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

7.         Fair Value Measurements

The Company has adopted Fair Value Measurements and Disclosure Topic of the FASB.  This Topic applies to certain assets and liabilities that are being measured and reported on a fair value basis.  The Fair Value Measurements Topic defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements.  This Topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Topic requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories.

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Fair Value Measurement at December 31, 2010
	Quoted Price	Significant
	in Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	-	$10,450	-	$10,450

The Company's financial instruments include accounts receivable, accounts payable and derivative warrant instruments. Due to the short-term maturity of accounts receivable and accounts payable, the carrying value of these instruments is a reasonable estimate of their fair value.  Derivative warrant liability instrument is carried at fair value and calculated using Black-Scholes option pricing model using the following weighted average assumptions; expected dividend 0%; risk-free interest rate of 2.01%; expected volatility of 128% and a 4.3 year expected life.

8.         Shareholders’ Equity

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

On April 30, 2010, the Company completed a first closing of a non-brokered private placement (“Private Placement”) of 240,066,664 units, at a price of CAD$0.03 per unit for net proceeds of CAD$7.2 million.  Each unit consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitles the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date.

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

2010 Private Placement Warrants

On April 30, 2010, the Company completed a first closing of a  non-brokered private placement (“Private Placement”) of 240,066,664 units, at a price of CAD$0.03 per unit for net proceeds of CAD$7,202.  Each unit  consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant will entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date.  As the exercise price is denominated in a currency other than the company’s functional currency, these warrants are treated as a derivative instrument. (Note 6.)

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

Warrants to Purchase Common Stock

At December 31, 2010, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of $0.08 and a weighted average remaining life of 4.3 years:

Warrants in thousands

Warrant Description	Warrants Outstanding at December 31, 2010 (in thousands)	Exercise Price In CAD Dollars	Expiration Date
Investor warrants	240,066	$0.08	April 30, 2015

9.         Research and Development

Investment tax credits earned as a result of qualifying research and development expenditures and government grants have been applied to reduce research and development expenses as follows:

	Year Ended December 31,	Year Ended December 31,	Cumulative From September 3, 1996 to December 31,
	2010	2009	2010
Research and development	$708	$2,113	$65,598
Investment tax credits	-	-	(1,632)
National Research Council grants	-	-	(197)
	$708	$2,113	$63,769

10.      Capital and Operating Lease Commitments

We had no material commitments for capital expenses or commitments extending beyond three years as of December 31, 2010.  The following table represents our contractual obligations and commitments at December 31, 2010 (in thousands of U.S. dollars):
	Less than 1 year	1-3 years	Total
Property Lease (1)	$5	$-	$5
OCT Clinical Service Agreement (2)	171	314	485
Database Integration Service Agreement (3)	130	146	276
Drug purchase commitments (4)	105	-	105
Total	$411	$460	$871

(1)
Our office lease in Chapel Hill, NC expired January 15, 2011. In February 2011, we entered into a lease for a new office facility in Research Triangle Park, North Carolina.  Amounts shown assume the maximum amounts due under the leases.

(2)
Under the service agreement with OCT Group LLC entered in August 2010, we are required to make several payments over the course of our planned Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients.

(3)
Under the service agreement with Database Integrations entered in December 2010, we are required to make several payments over the course of our planned Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: EDC live, time and completion of enrollment.

(4)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.

11.      Commitments and Contingencies

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

12.      Income Taxes

The Company operates in several tax jurisdictions.  Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.  A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows:

	Year Ended December 31,	Year Ended December 31,
	2010	2009
Domestic loss	(7,100)	(1,804)
Foreign loss	(723)	(1,208)
Loss before income taxes	(7,823)	(3,012)

Expected statutory rate (recovery)	29.9%	30.9%
Expected provision for (recovery of) income tax	(2,339)	(931)
Permanent differences	1,686	113
Change in valuation allowance	2,334	(3,290)
Non-refundable investment tax credits	(196)	(573)
Share issue costs and effect of change of carryforwards	-	-
Effect of foreign exchange rate differences	(585)	(876)
Expiry of loss	-	1,111
Effect of change in future enacted tax rates	-	-
Effect of tax rate changes and other	(900)	4,446
Provision for income taxes	$-	$-

The Canadian statutory come tax rate of 29.9 percent is comprised of federal income tax at approximately 18 percent and provincial income tax at approximately 11.9 percent.

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2010, December 31, 2009:

	December 31, 2010	December 31, 2009
Future tax assets:
SR&ED expenditures	2,228	2,117
Income tax loss carryforwards	20,008	17,651
Non-refundable investment tax credits	1,719	1,633
Share issue costs	81	187
Accrued expenses	9	27
Fixed and intangible assets	737	832
Harmonization credit	280	287
	25,062	22,734
Less: valuation allowance	(25,062)	(22,734)
Net future tax assets	$-	$-

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term.

At December 31, 2010 the Company has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry forwards and non-refundable investment tax credits.  The unclaimed amounts and their expiry dates are as listed below:

	Federal	Province/ State
SR&ED expenditures (no expiry)	$7,872	$1,580
Income tax loss carryforwards (expiry date):
2014	5,786	6,537
2015	10,928	11,680
2021	26	-
2022	233	-
2023	133	-
2024	1,536	1,455
2025	4,795	4,768
2026	19,982	19,970
2027	8,136	8,128
2028	10,509	10,492
2029	3,553	3,552
2030	1,857	1,862

Investment tax credits (expiry date):
2018	10	-
2019	8	-
2020	86	-
2021	55	-
2022	548	-
2023	399	-
2024	178	-
2025	199	-
2026	86	-
2027	90	-
2028	50	-
2029	-	`

13.      Subsequent Event - 2011 Rights Offering

We commenced a rights offering to our shareholders on March 2, 2011, the record date for the rights offering (the "Rights Offering"). Pursuant to the terms of the Rights Offering, we distributed rights to subscribe for up to 425,000,000 units at a price of CAD$0.03 per unit (for gross proceeds of up to CAD$12,750,000), to our shareholders on the basis of one right per each share of common stock held by such shareholder on the record date.  Purchasers of units in the Company's April 2010 private placement described above that owned common stock as of the record date for the Rights Offering agreed not to participate in the Rights Offering.  Each right was exercisable for one unit which consisted of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant will entitle the holder thereof, commencing on the six month anniversary of the issuance date, to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date.  Adherex filed a final short-form prospectus for the Rights Offering with the securities regulatory authorities in Canada to qualify the distribution of the rights in Canada on February 11, 2011 and a Form S-1 registration statement with the Securities and Exchange Commission to register the rights and underlying securities in the United States, which registration statement was declared effective on February 11, 2011.  As of 5:00 pm New York City time on March 29th, 2011, the expiration date for the Rights Offering, based on our preliminary calculations we had received subscriptions for an aggregate of approximately 85 million units, representing estimated aggregate gross proceeds of approximately CAD$2.5 million.