Form 10-Q
period 2011-03-31
ADHEREX TECHNOLOGIES INC
filed 2011-05-13
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____ to ____

Commission File Number: 001-32295

ADHEREX TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Canada (State or Other Jurisdiction of Incorporation or Organization	20-0442384 (I.R.S. Employer Identification No.)

PO Box 136285, 68 TW Alexander Drive Research Triangle Park, North Carolina (Address of Principal Executive Offices)	27709 (Zip Code)

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐NO ☒

As of May 13, 2011, there were 452,852,631 shares of Adherex Technologies Inc. common stock outstanding.

PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Balance Sheets
(U.S. Dollars and shares in thousands, except per share amounts)

	March 31, 2011	December 31, 2010

Assets

Current assets:
Cash and cash equivalents	$5,023	$5,947
Subscription receivable (see Note 5)	2,548	-
Prepaid expense	29	38
Other current Assets	37	8
Total assets	$7,637	$5,993

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$442	$272
Accrued liabilities	114	195
Derivative warrant liability	7,366	10,450

Total liabilities	7,922	10,917

Commitments (see Note 8)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 452,852 Shares issued and outstanding (2010-368,293)	65,952	64,929
Additional paid-in capital	37,916	37,717
Deficit accumulated during development stage	(105,396)	(108,813)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	(285)	(4,924)
Total liabilities and stockholders’ equity	$7,637	$5,993

(The accompanying notes are an integral part of these interim consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Operations
(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Cumulative From September 3, 1996 to
	March 31, 2011	March 31, 2010	March 31, 2011

Revenue	$-	$-	$-

Operating expenses:
Research and development	315	163	65,913
Gain on Deferred lease inducements	-	-	(497)
Impairment of Capital Assets	-	-	386
Acquired in-process research and development	-	-	13,094
General and administrative	706	203	29,311

Loss from operations	(1,021)	(366)	(108,207)

Other income (expense):

Settlement of Cadherin Biomedical Inc. litigation	-	-	(1,283)
Interest expense	-	-	(19)
Unrealized/realized gain on derivatives	5,680	-	2,429
Other Income	-	-	254
Interest income and other	10	-	2,839
Total other income, net	5,690	-	4,220

Net income (loss) and comprehensive income (loss)	$4,669	$(366)	$(103,987)

Basic and diluted net income (loss) per common share	$0.01	$(0.00)
Weighted-average number of common shares outstanding, basic	370,173	128,227
Weighted-average number of common shares outstanding, diluted	450,033	128.227

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Cash Flows
(U.S. Dollars and shares in thousands, except per share amounts)
	Three Months Ended		Cumulative From September 3, 1996 to
	March 31, 2011	March 31, 2010	March 31, 2011

Cash flows from (used in):
Operating activities:
Net income (loss)	$4,669	$(366)	$(103,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation expense	-	-	1,187
Unrealized/realized gain on derivative warrants	(5,680)	-	(2,429)
Unrealized foreign exchange loss	10	-	55
Amortization of deferred lease inducements	-	-	(412)
Loss on impairment of capital assets	-	-	386
Non-cash severance expense	-	-	168
Stock options issued to consultants	-	-	775
Stock options issued to employees	-	-	9,964
Acquired in-process research and development	-	-	13,094
Changes in operating assets and liabilities	(47)	29	(70)
Net cash used in operating activities	(1,048)	(337)	(79,865)

Investing activities:
Purchase of capital assets	-	-	(1,440)
Disposal of capital assets	-	-	115
Release of restricted cash	-	-	190
Restricted cash	-	-	(209)
Proceeds from sale of assets	-	-	24
Purchase of short-term investments	-	-	(22,148)
Redemption of short-term investments	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	(166)
Acquired intellectual property rights	-	-	(640)
Net cash used in investing activities	-	-	(1,483)

Financing activities:
Conversion of long-term debt to equity	-	-	68
Long-term debt repayments	-	-	(65)
Capital lease repayments	-	-	(8)
Issuance of common stock, net of issue costs	-	-	83,877
Registration expense	-	-	(465)
Financing expenses	-	-	(544)
Proceeds from convertible note	-	-	3,017
Other liability repayments	-	-	(87)
Security deposits	-	-	35
Proceeds from exercise of stock options	-	-	51
Net cash provided in financing activities	-	-	85,879

Effect of exchange rate changes on cash and cash equivalents	124	-	492
Net change in cash and cash equivalents	(924)	(337)	-
Cash and cash equivalents - Beginning of period	5,947	685	-
Cash and cash equivalents - End of period	$5,023	$348	$5,023

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

 (The accompanying notes are part of these interim consolidated financial statements)
(continued on next page)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Stockholders' Equity (Continued)
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at December 31, 2004	36,535	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	15	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	6,079	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	42,629	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	7,753	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	50,382	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	75,759	17,842	-	5,379	-	-	23,221
Exercise of warrants	2,086	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	128,227	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	128,227	64,929	-	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net loss for quarter	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	128,227	64,929	-	35,225	1,243	(100,991)	407
Stock options issued to consultants	-	-	-	53	-	-	53
Stock options issued to employees	-	-	-	2,439	-	-	2,439
April financing	240,066	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,823)	(7,823)
Balance at December 31, 2010	368,293	64,929	-	37,717	1,243	(108,813)	(4,924)
Rights offering, net of issuance of $300	84,559	1,023	-	199	-	(1,252)	(30)
Net income for quarter	-	-	-	-	-	4,669	4,669
Balance at March 31, 2011	452,852	$65,952	$-	$37,916	$1,243	$(105,396)	$(285)

(The accompanying notes are an integral part of these interim consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
 (U.S. dollars and shares in thousands, except per share information)

1.	Going Concern

Adherex Technologies Inc. (“Adherex”), a Canadian Corporation, together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a development stage biopharmaceutical company focused on cancer therapeutics.

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that Adherex will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is a development stage company and during the three months ended March 31, 2011, generated a net income of $4,669 substantially as a result of an unrealized gain on a derivative.  Cash used in operations in the quarter ended March 31, 2011 was $1,048. At March 31, 2011, the Company had an accumulated deficit of $105,396 and had experienced negative cash flows from operations since inception in the amount of $79,865.  These circumstances lend significant doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance our business strategy, operations and growth through the issuance of equity, debt or collaboration.  If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management.  These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.   The Company's accounting policies are consistent with those presented in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  These unaudited interim consolidated financial statements have been prepared in U.S. dollars.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim consolidated financial statements.  Actual results could differ from these estimates.  In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at March 31, 2011, and to state fairly the results for the periods presented.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment.  At March 31, 2011, the Company had $4,699 in money market investments, which typically have minimal risk, and $324 in cash of which $292 was in Canadian dollars.  The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments.  The Company did not experience any loss or write down of its money market investments for the three-month period ended March 31, 2011 and 2010, respectively.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
 (U.S. dollars and shares in thousands, except per share information)

3.	Recent Accounting Pronouncements

The Company reviewed recent accounting pronouncements and does not expect the adoption of any guidance to have an impact on the Company's consolidated financial position and results of operations.

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

The Company's only derivative instruments are 324,625 warrants, the exercise price for which are denominated in a currency other than the Company's functional currency, as follows:

•	240,066 warrants exercisable at CAD$0.08 that expire on April 30, 2015; and

•	84,559 warrants exercisable at CAD$0.08 that expire on March 29, 2016.
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

As of March 31, 2011, the fair value of the warrants expiring April 30, 2015 was determined to be $5,383. The fair value as at December 31, 2010 was $10,450. Accordingly the Company recorded an unrealized gain of $5,067 on the interim consolidated statements of operations for the three months ended March 31, 2011, related to the change in the fair value of those warrants. As of March 31, 2011, the fair value of the warrants expiring March 29, 2016 was determined to be $1,983. Total net proceeds committed for the rights offering issue on March 29, 2011 was $2,566. Accordingly the Company recorded an increase in Common stock of $583. There is no cash flow impact for these derivatives until the warrants are exercised.  If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

In February 2011, the Company filed a final short form prospectus for a rights offering open to all shareholders on a dilution-free, equal participation basis. In accordance with the terms of the rights offering, each shareholder of record on March 2, 2011 received one right for each common share held. Every right held entitled the holder thereof to purchase for Cdn $0.03 or USD $0.0303 at the shareholder’s option a unit consisting of one common share along with one warrant to purchase a common share of the Company at Cdn$0.08. The rights traded on the TSX and on the Pink Sheets and expired on March 29, 2011.

Under the terms of the rights offering, the monetary amount to be received by the Company upon the exercise of rights was not fixed.   Each holder of rights could elect either the $0.03 CDN or USD$0.0303 subscription price. Furthermore, the Cdn$0.03 subscription price is not denominated in the Company’s U.S. dollar functional currency. Therefore, the pro rata distribution of rights to the Company’s shareholders was accounted for as a derivative financial liability measured at fair value.

On March 2, 2011, rights began trading. On this date, the Company recognized a derivative financial liability of $1.25 million associated with the Company’s legal obligation to carry out the rights offering. The deficit was adjusted by a corresponding amount.  The derivative financial liability was remeasured at fair value with changes being recognized in earnings until its expiry. During the quarter ended March 31, 2011, the Company recognized a realized derivative gain of $0.613 million.  The rights expired on March 29, 2011.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
 (U.S. dollars and shares in thousands, except per share information)

Upon the closing of the rights offering, the Company issued a total of 84,559 units for total net proceeds of $2,566. Accordingly the Company recorded an increase in Common stock of $440.   Expenses and fees relating to the rights offering totaled approximately $300.

5.	Stockholders' Equity

Warrants to purchase common stock

At March 31, 2011, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of $0.08 and a weighted average remaining life of 4.2 years:

Warrant Description	Number Outstanding at March 31 2010	Exercise Price In CAD Dollars	Expiration Date
Investor warrants (1)	240,066	$0.08	April 30, 2015
Investor warrants (2)	84,559	$0.08	March 29, 2016
	324,625

(1) On April 30, 2010, the Company announced that it had completed a first closing of a  non-brokered private placement (“Private Placement”) of 240,066 units, at a price of $0.03 per unit for net proceeds of CAD$7,200.  Each unit consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitles the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date.

(2) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of $0.03 per unit for total net proceeds of $2,566 .  Each unit consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitles the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date.

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time.  Based upon the current shares outstanding, a maximum of 113,213 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant.  All options vest within three years or less and are exercisable for a period of seven years from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants.  During the three-month periods ended March 31, 2011 and 2010, the Company recognized total stock-based compensation expense of $0 and $0, respectively.

Valuation assumptions

There were no options granted in the three month period ended March 31, 2011 and the three-month period ended March 31, 2010.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
 (U.S. dollars and shares in thousands, except per share information)

Stock option activity

There was no stock option activity for the three-month period ended March 31, 2011 for stock options denominated in Canadian and U.S dollars:

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
Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Fair Value Measurement at March 31, 2011
	Quoted Price	Significant
	in Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market investment	$-	$4,669	$-	$4,669

Liabilities
Derivative warrant liability	-	7,366	-	7,366

The Company's financial instruments include subscription receivable, accounts payable and accrued liabilities and derivative warrant instruments. Due to the short-term maturity of subscription receivable, accounts payable and accrued liabilities, the carrying value of these instruments is a reasonable estimate of their fair value.  Derivative warrant liability instrument is carried at fair value and calculated using Black-Scholes option pricing model using the following weighted average assumptions; expected dividend 0%; risk-free interest rate of 2.24%; expected volatility of 132.3% and 125.49% and a 4.1 or 5 year expected life, respectively.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
 (U.S. dollars and shares in thousands, except per share information)

8.  Commitments

 The Company had no material commitments for capital expenses as of March 31, 2011.  The following table represents our contractual obligations and commitments at March 31, 2011 (in thousands of U.S. dollars):

		1-3
	Less than 1 year	years	Total
Property Lease (1)	2	-	2
OCT Clinical Service Agreement(2)	114	435	549
Database Integration Service Agreement (3)	130	146	276
Drug purchase commitments (4)	60	25	85
Total	$306	$606	$912

(1)
Our office lease in Chapel Hill, NC expired January 15, 2011. In February 2011, we entered into a lease for a new office facility in Research Triangle Park, North Carolina.  Amounts shown assume the maximum amounts due under the leases.

(2)
Under the service agreement with OCT Group LLC entered in August 2010, we are required to make several payments over the course of our Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients.  The Company amended the agreement in April 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial.

(3)
Under the service agreement with Database Integrations entered in December 2010, we are required to make several payments over the course of our Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: EDC live, time and completion of enrollment.

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

On April 30, 2010, we completed a CAD$7.2 million private placement, net of issue costs, the proceeds of which we intend to use to fund our planned clinical development of eniluracil and our remaining programs.

On March 29, 2011 we completed a rights offering to our shareholders (the "Rights Offering". Pursuant to the terms of the Rights Offering, we distributed rights to subscribe for up to 425,000 units (including an over subscription) at a price of CAD$0.03 per unit (for gross proceeds of up to CAD$12,750), to our shareholders on the basis of one right per each share of common stock held by such shareholder on March 2, 2011, the record date for the Rights Offering.   On March 29, 2011, the expiration date for the Rights Offering, we had received subscriptions for an aggregate of 84,559 units, representing total net proceeds of approximately $2.5 million.

Our current prioritization initiative focuses primarily on our clinical activities with eniluracil, as well as logistical and product support of ongoing clinical programs. Eniluracil was previously under development by GlaxoSmithKline.
GlaxoSmithKline advanced eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. We expect the net proceeds we received from the April 2010 private placement and the Rights Offering completed in March 2011 will be sufficient to fund a Phase II trial involving approximately 140 patients. We expect results from those trials to be indicative of the future viability of eniluracil and will allow us to assess whether further development and testing of enliuracil is warranted. During the third quarter of 2010, Adherex submitted the protocol to the U.S. Food and Drug Administration and to the Ministry of Healthcare and Social Development in Russia. The Phase II trial is currently open for recruitment in Russia and enrolled its first patient on April 27, 2011.

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

Our common stock trades on the Pink Sheets in the United States. Our common stock also trades on the Toronto Stock Exchange. The Toronto Stock Exchange has continuing listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations. On April 22, 2010, the Toronto Stock Exchange issued an official delisting review of our common stock. On August 17, 2010, we were notified of the results of the review and it was determined that we satisfied the listing requirements.

We have financed our operations since our inception on September 3, 1996 through the sale of equity and debt securities. We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated net income of approximately $4.7 million for the three months ended March 31, 2011. The net income for the period ended March 31, 2011 was primarily as a result of a $5.7 million gain on derivative income, of which $1.3 million was realized, offset by operating expenses. As of March 31, 2011, our deficit accumulated during development stage was approximately $105.4 million.

As a result of our limited financial resources we have postponed or terminated many of our previously planned or ongoing clinical development programs. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, our filed Form 10-K for the year ended December 31, 2010 included a notation related to the uncertainty of our ability to continue as a going concern.  Our projections of our capital requirements are subject to substantial uncertainty.  More capital than we had anticipated may be thereafter required.  To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources.  Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms.  If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the implementation of further cost reduction measures.  Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of product candidates, will depend on the availability of financial resources, the results of our clinical trials and any directives from regulatory agencies, which are difficult to predict.  Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated with our corporate office in Research Triangle Park, North Carolina in support of our drug development programs.

Results of Operations

Three months ended March 31, 2011 versus three months ended March 31, 2010:

In thousands of U.S. Dollars	Three Months Ended March 31, 2011%		Three Months Ended March 31, 2010%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	315	31%	163	45%	152
General and administration	706	69%	203	55%	503
Total operating expenses	1,021	100%	366	100%	655

Loss from operations	(1,021)		(366)		(655)

Unrealized/realized gain on derivative warrants	5,680		-		5,680
Interest income	10		-		10
Net income/(loss) and total comprehensive income/ (loss)	$4,669		$(366)		$5,035

There was a significant increase in operating expenses for the three months ended March 31, 2011 as compared to the same period in 2010 as a result of an increase in trial-related expenses incurred in preparation for the Phase 2 clinical trial of eniluracil. In addition there were increased professional fees associated with the rights offering.

The gain of $5,680 on the derivative warrants is comprised of an unrealized gain $5,067 relating to the warrants expiring in 2015, and realized gain of $613 for the rights offering which expired on March 29, 2011.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through March 31, 2011, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic and Diluted Net Loss per Common Share
March 31, 2009	$(2,246)	$(0.02)
June 30, 2009	$(761)	$(0.01)
September 30, 2009	$(35)	$(0.00)
December 31, 2009	$30	$0.00
March 31, 2010	$(366)	$(0.00)
June 30, 2010	$(2,569)	$(0.01)
September 30, 2010	$1,694	$0.01
December 31, 2010	$(6,582)	$(0.03)
March 31, 2011	$4,669	$0.01

Liquidity and Capital Resources

	March 31,	December 31,
In thousands of U.S. dollars	2011	2010
Selected Asset and Liability Data:
Cash and cash equivalents	$5,023	$5,947
Subscription receivable	2,548	-
Other current assets	66	46
Current liabilities	556	467
Derivative warrant liability	7,365	10,450
Long term liabilities
Working capital [Current Assets - Current Liabilities excluding the derivative warrant liabilities]	7,081	5,526

Selected Stockholders’ Equity Data:
Common stock	$65,952	$64,929
Deficit accumulated during the development stage	(105,396)	(108,813)
Total stockholders’ equity	(285)	(4,924)

Cash and cash equivalents were $5.9 million at December 31, 2010 and $5.0 million at March 31, 2011.  The decrease of $0.9 million, is attributed to the ramp up in clinical trial expenses related to our Phase II study as well as expenses associated with the Rights Offering.

The Company recorded $2.5 million in subscription receivable relating to the Company's completed rights offering in March 2011.  This was collected after the quarter end.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $88.9 million through March 31, 2011. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $105.4 million at March 31, 2011.  We have not generated any revenues to date through the sale of products.  We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the three months ended March 31, 2011 was approximately $1.0 million, as compared to $0.3 million during the same period in 2010.  This increase is due to an increase in our overall clinical activities during the three months ended March 31, 2011, as compared to the same period in 2010 as well as costs associated with the rights offering.

Outstanding Share Information

The outstanding share data for our company as of March 31, 2011 (in thousands):

March 31, 2011
Common shares	452,852
Warrants	324,625
Stock options	83,180
Total	860,657

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment.  At March 31, 2011, we had approximately $5.0 million in cash accounts.  We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2011 and 2010, respectively.

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

Contractual Obligations and Commitments

We had no material commitments for capital expenses as of March 31, 2011.  The following table represents our contractual obligations and commitments at March 31, 2011 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total
Property Lease (1)	2	-	2
OCT Clinical Service Agreement(2)	114	435	549
Database Integration Service Agreement (3)	130	146	276
Drug purchase commitments (4)	60	25	85
Total	$306	$606	$912

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

Research and Development

Our research and development efforts have been focused on the development of cancer therapeutics and currently include eniluracil, STS, ADH-1 and various cadherin-based preclinical programs.

We have established relationships with contract research organizations, universities and other institutions, which we utilize to perform many of the day-to-day activities associated with our drug development.  Where possible, we have sought to include leading scientific investigators and advisors to enhance our internal capabilities.

Research and development expenses totaled $315 and $163 for the three months ended March 31, 2011 and 2010, respectively.

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

Our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

At March 31, 2011, we had $4,699 in money market investments which typically have minimal risk.  The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments.  We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2011 and 2010.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim.  To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research, and other corporate obligations.  At March 31, 2011 we held approximately $292 in Canadian dollars.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

After the Company filed its Current Report on Form 8-K under Item 4.02 on November 2, 2010, the Company took remedial actions for our internal control weaknesses by contracting additional personnel with experience in the application of U.S. GAAP financial accounting and reporting requirements in order to assist management in its financial accounting and reporting functions. We believe that this has helped remedy, but has not eliminated, the control deficiency described above regarding lack of sufficient staff to segregate accounting duties. To finance our continuing operations, we will need to raise additional funds beyond those from our April 2010 private placement and the Rights Offering and, as disclosed in the notes to the interim financial statements for the period ended March 31, 2011, there remains substantial uncertainty of our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations. Once we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unable to effectively deploy the proceeds from our recent financings for the development of eniluracil.

In April 2010, we announced the closing of a private placement for proceeds of CAD $7.2 million and in March 2011, we announced the closing of a rights offering for total net proceeds of approximately$2.5 million.  Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop eniluracil.

Additional Risks Related to our Common Stock

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” who are generally individuals with a net worth in excess of $1,000,000 (excluding the value of their primary residence) or annual incomes exceeding $200,000, or $300,000, together with their spouses. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

4.1	Form of Subscription Rights Certificate (March 2011 Rights Offering) (Exhibit 4.5 to Form S-1/A Registration Statement (No. 333-170570) of Adherex, filed February 9, 2011).

4.2	Form of Warrant (March 2011 Rights Offering)( Exhibit 4.6 to Form S-1/A Registration Statement (No. 333-170570) of Adherex, filed February 9, 2011).

10.1	Amended Master Service Agreement with OCT Group LLC dated April 2, 2011 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2011 (filed herewith).

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: May 13, 2011	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 13, 2011	By:	/s/ Robert Andrade

Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)