Form 10-Q
period 2011-06-30
ADHEREX TECHNOLOGIES INC
filed 2011-08-15
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____ to ____

Commission File Number: 001-32295

ADHEREX TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Canada	20-0442384
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

PO Box 13628, 68 TW Alexander Drive	27709
Research Triangle Park, North Carolina	(Zip Code)
(Address of Principal Executive Offices)

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

As of August 12, 2011, there were 452,852,631 shares of Adherex Technologies Inc. common stock outstanding.

PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Balance Sheets
(U.S. Dollars and shares in thousands)

	June 30, 2011	December 31, 2010

Assets

Current assets:
Cash and cash equivalents	$6,810	$5,947
Prepaid expense	12	38
Other current assets	8	8
Total assets	$6,830	$5,993

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$239	$272
Accrued liabilities	31	195
Derivative liability	7,244	7,244

Total liabilities	7,514	10,917

Commitments (see Note 8)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 452,852shares issued and outstanding (2010-368,293)	65,952	64,929
Additional paid-in capital	37,863	37,717
Deficit accumulated during development stage	(105,742)	(108,813)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	(684)	(4,924)
Total liabilities and stockholders’ equity	$6,830	$5,993

(The accompanying notes are an integral part of these interim consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Operations
(U.S. Dollars and shares in thousands)

	Three Months Ended		Six Months Ended		Cumulative From September 3, 1996 to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	234	146	549	309	66,147
Impairment of capital assets	-	-	-	-	386
Gain on deferred lease inducements	-	-	-	-	(497)
Acquired in-process research and development	-	-	-	-	13,094
General and administrative	338	2,359	1,044	2,563	29,649
Total operating expenses	572	2,505	1,593	2,872	108,779

Loss from operations	(572)	(2,505)	(1,593)	(2,872)	(108,779)

Other income (expense):
Settlement of Cadherin litigation	-	-	-	-	(1,283)
Interest expense	-	-	-	-	(19)
Unrealized/realized gain (loss) on derivatives	225	(72)	5,905	(72)	2,654
Other income	-	-	-	-	254
Interest income and other	(1)	8	9	8	2,838
Total other income (expense), net	224	(64)	5,914	(64)	4,444

Net (loss)/income and total comprehensive (loss)/income	$(348)	$(2,569)	$4,321	$(2,936)	$(104,335)

Basic and diluted net (loss)/income per common share	$(0.00)	$(0.01)	$0.01	$(0.01)
Weighted-average number of common shares outstanding, basic	452,852	368,294	452,852	128,227

Weighted-average common shares outstanding, diluted	452,852	368,294	452,852	128,227

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Cash Flows
(U.S. Dollars and shares in thousands)

	Three Months Ended		Six Months Ended		Cumulative From September 3,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	1996 to June 30, 2011

Cash flows from (used in):
Operating activities:

Net (loss)/income	$(348)	$(2,569)	$4,321	$(2,936)	$(104,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation	-	-	-	-	1,187
Unrealized(gain)/loss on derivative	(225)	72	(5,905)	72	(2,654)
Amortization of deferred lease inducements	-	-	-	-	(412)
Unrealized foreign exchange loss	(13)	-	(3)	-	42
Loss on impairment of capital assets	-	-	-	-	386
Non-cash severance	-	-	-	-	168
Stock-based compensation - consultants	49	-	49	-	824
Stock-based compensation - employees	-	2,054	-	2,054	9,965
Acquired in-process research and development	-	-	-	-	13,094
Changes in operating assets and liabilities	2,309	57	(285)	87	(308)
Net cash provided by (used in) operating activities	1,772	(386)	(1,823)	(723)	(80,640)
Investing activities:
Purchase of capital assets	-	-	-	-	(1,440)
Disposal of capital assets	-	-	-	-	115
Proceeds from sale of assets	-	-	-	-	24
Release of restricted cash	-	-	-	-	190
Restricted cash	-	-	-	-	(209)
Purchase of short-term investments	-	-	-	-	(22,148)
Redemption of short-term investments	-	-	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	-	-	(166)
Acquired intellectual property rights	-	-	-	-	(640)
Net cash used in investing activities	-	-	-	-	(1,483)
Financing activities:
Conversion of long-term debt to equity	-	-	-	-	68
Long-term debt repayment	-	-	-	-	(65)
Capital lease repayments	-	-	-	-	(8)
Issuance of units, net of issue costs	-	7,190	2,566	7,190	86,443
Registration expense	-	-	-	-	(465)
Proceeds from convertible note	-	-	-	-	3,017
Other liability repayments	-	-	-	-	(87)
Financing expenses	-	-	-	-	(544)
Security deposits received	-	-	-	-	35
Proceeds from exercise of stock options	-	-	-	-	51
Net cash provided by financing activities	-	7,190	2,566	7,190	88,445

Effect of exchange rate on cash and cash equivalents	15	-	139	-	507
Increase (decrease) in cash and cash equivalents	1,787	6,804	882	6,467	-
Cash and cash equivalents - Beginning of period	5,023	348	5,947	685	-
Cash and cash equivalents - End of period	$6,810	$7,152	$6,810	$7,152	$6,810

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

 (The accompanying notes are part of these interim consolidated financial statements)
(continued on next page)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Stockholders' Equity (Continued)
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid- in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	Equity
Balance at December 31, 2004	36,535	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	15	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	6,079	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	42,629	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	7,753	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	50,382	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	75,759	17,842	-	5,379	-	-	23,221
Exercise of warrants	2,086	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	128,227	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	128,227	64,929	-	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net loss for quarter	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	128,227	64,929	-	35,225	1,243	(100,991)	407
Stock options issued to consultants	-	-	-	53	-	-	53
Stock options issued to employees	-	-	-	2,439	-	-	2,439
April financing	240,066	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,823)	(7,823)
Balance at December 31, 2010	368,293	64,929	-	37,717	1,243	(108,813)	(4,924)
Rights offering, net of issuance of $300	84,559	1,023	-	199	-	(1,250)	(28)
Net income for quarter	-	-	-	-	-	4,669	4,669
Balance at March 31, 2011	452,852	65,952	-	37,916	1,243	(105,394)	(283)
Stock options issued to consultants	-	-	-	(53)	-	-	(53)
Net loss for quarter	-	-	-	-	-	(348)	(348)
Balance at June 30, 2011	452,852	$65,952	$-	$37,863	$1,243	$(105,742)	$(684)

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(U.S. dollars and shares in thousands,)

1.	Going Concern

Adherex Technologies Inc. (“Adherex”), a Canadian Corporation, together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a development stage biopharmaceutical company focused on cancer therapeutics.

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that Adherex will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is a development stage company and during the six months ended June 30, 2011, generated net income of $4,321.  Cash used in operations in the six months ended June 30, 2011 was $1,823. At June 30, 2011, the Company had an accumulated deficit of $105,742 and had experienced negative cash flows from operations since inception in the amount of $80,640.These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance our business strategy beyond our current trials through the issuance of equity, debt or collaboration.  If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.       Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management.  These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.The Company's accounting policies are consistent with those presented in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  These unaudited interim consolidated financial statements have been prepared in U.S. dollars.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim consolidated financial statements.  Actual results could differ from these estimates.  In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at June 30, 2011, and to state fairly the results for the periods presented. Significant estimates include the valuation of derivatives and, when applicable, stock based compensation.
Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment.  At June 30, 2011, the Company had $6,517 in money market investments, which typically have minimal risk and $293 in cash of which $278 was in Canadian dollars.  The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments.  The Company did not experience any loss or write down of its money market investments for the six-month period ended June 30, 2011 and 2010, respectively.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(U.S. dollars and shares in thousands,)

3.      Derivative Instruments

Effective January 1, 2009, the Company adopted ASC Topic 815-40, "Derivatives and Hedging" (ASC 815-40). One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency.  The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments.  ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions: (a) indexed to the Company's own stock; and (b) classified in shareholders' equity in the Company's statement of financial position.  The Company's outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is United States dollars. Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as a liability.  All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency, and are included in stockholders' equity.

The Company's derivative instruments include324,625 warrants, the exercise prices for which are denominated in a currency other than the Company's functional currency, as follows:

•	240,066 warrants exercisable at CAD$0.08 that expire on April 30, 2015; and

•	84,559 warrants exercisable at CAD$0.08 that expire on March 29, 2016.

These warrants have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss).  These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

As of June 30, 2011, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $5,229 and $1,912, respectively, and the gain on these warrants for the three months ended June 30, 2011 was $154 and $71, respectively. The fair value of the warrants expiring April 30, 2015 as at June 30, 2011 and December 31, 2010 was $5,229 and $10,450, respectively, and the gain on these warrants for the six months ended June 30, 2011 was $5,221. The fair value of the warrants expiring March 29, 2016 as at June 30, 2011 and March 31, 2011 was $1,983 and $1,912, respectively, and the gain on these warrants for the six months and three months ended June 30, 2011 was $71. Accordingly, the Company recorded an unrealized gain of $5,292and $225 on the interim consolidated statements of operations for the six months and three months ended June 30, 2011, respectively, related to the change in the fair value of the warrants. There is no cash flow impact for these derivatives until the warrants are exercised.  If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

In February 2011, the Company filed a final short form prospectus for a rights offering. In accordance with the terms of the rights offering, each shareholder of record on March 2, 2011 received one right for each common share held. Every right held entitled the holder thereof to purchase for CAD $0.03, or USD $0.0303 at the shareholder’s option, a unit consisting of one common share along with one warrant to purchase a common share of the Company at CAD $0.08. The rights began trading on March 2, 2011 on the TSX and on the Pink Sheets and expired on March 29, 2011.

On March 2, 2011, the Company recognized a derivative financial liability of $1.25 million associated with the Company’s obligation to carry out the rights offering. The deficit was adjusted by a corresponding amount.  The derivative financial liability will be adjusted to fair value at each quarter end with changes being recognized in earnings until the expiry of the warrants. During the six months ended June 30, 2011, the Company recognized a realized derivative gain of $613.  The rights expired on March 29, 2011.

During the three months ended June 30, 2011, the Company issued 1.9 million options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the functional currency of the Company.  While there is an exception to this rule for employees in ASU 2010-13, no such exception exists for contractors.  Consequently, the Company classified $49 as a derivative relating to options issued in the quarter and reclassified $53 from additional paid in capital for the1.8 million options issued to contractors in 2010.  These options will be marked to market until the earlier of their expiry or exercise.

Under the terms of the rights offering, the monetary amount to be received by the Company upon the exercise of rights was not fixed. Each holder of rights could elect either the $0.03 CAD or USD$0.0303 subscription price. Furthermore, the CAD $0.03subscription price was not denominated in the Company’s U.S. dollar functional currency. Therefore, the pro rata distribution of rights to the Company’s shareholders was accounted for as a derivative financial liability measured at fair value.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(U.S. dollars and shares in thousands,)

Upon the closing of the rights offering in March 2011, the Company issued a total of 84,559units for total net proceeds of $2,566. Accordingly the Company recorded an increase in Common stock of $1,023. Expenses and fees relating to the rights offering totaled approximately $300.

4.           Stockholders' Equity

Warrants to purchase common stock

At June 30, 2011, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD $0.08 and a weighted average remaining life of 4 years:

Warrant Description	Number Outstanding at June 30 2011	Exercise Price In CAD Dollars	Expiration Date
Investor warrants (1)	240,066	$0.08	April 30, 2015
Investor warrants (2)	84,559	$0.08	March 29, 2016
	324,625

(1) On April 30, 2010, the Company announced that it had completed a first closing of a  non-brokered private placement (“Private Placement”) of 240,066 units, at a price of $0.03 CAD per unit for net proceeds of CAD$7,200.  Each unit consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitles the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date.

(2) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of $0.03 CAD per unit for total net proceeds of $2,547.  Each unit consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitles the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date.

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time.  Based upon the current shares outstanding, a maximum of 113,213 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant.  All options vest within three years or less and are exercisable for a period of seven years from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants.  During the three and six-month periods ended June 30, 2011 and 2010, the Company recognized total stock-based compensation expense of $49 and $2,054.

Valuation assumptions

The value of options granted in the threemonths ended June 30, 2011 and June 30, 2010, respectively were estimated using the Black-Scholes option-pricing model, using the following assumptions: expected dividend 0% and 0% respectively; risk-free interest rate of 2.5% and 2.59%, respectively; expected volatility of 115-116% and 134.7% respectively; and a 7 year expected life.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(U.S. dollars and shares in thousands,)

Stock option activity
The following is a summary of option activity for the six months ended June 30, 2011 for stock options denominated in Canadian dollars:

Options in thousands	Number of Options (thousands)	Weighted- average Exercise Price
Outstanding at December 31, 2010	70,210	CAD$	0.07
Granted	1,938		$0.0368
Exercised	-		-
Forfeited/cancelled/expired	-		-
Outstanding at June 30, 2011	72,148	CAD$	0.07

Canadian dollar denominated options issued to contractors are treated as liabilities and are recorded at fair value estimated using the Black Scholes model with the gain or loss reported as unrealized gain(loss). During the six months ended June 30, 2011, 1.9 million options were issued to contractors.

The following is a summary of option activity for the six months ended June 30, 2011 for stock options denominated in U.S. dollars:

Options in thousands	Number of Options (thousands)	Weighted- average Exercise Price
Outstanding at December 31, 2010	12,970	$0.55
Granted	-	-
Exercised	-	-
Forfeited/cancelled/expired	-	-
Outstanding at June 30, 2011	12,970	$0.55

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(U.S. dollars and shares in thousands,)

5.         Fair Value Measurements

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
Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Fair Value Measurement at June 30, 2011
	Quoted Price	Significant
	in Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market investment	$-	$6,517	$-	$6,517

Liabilities
Derivative liabilities	-	7,244	-	7,244

The Company's financial instruments include cash equivalents, accounts payable and accrued liabilities and derivative instruments. Only cash equivalents, options issued to consultants and derivatives are carried at their fair value. Due to the short-term maturity of accounts payable and accrued liabilities, the carrying value of these instruments is a reasonable estimate of their fair value. The derivativeliability instrument is carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions; expected dividend 0%; risk-free interest rate of 2.2%; expected volatility of 140% or 132%; and a 3.8 or 4.9year expected life, respectively. The options also use the Black Scholes model with the following assumptions:expected dividend 0%; risk-free interest rate of 2.5-2.6%; expected volatility of 115%- 134.7%; and a 6-6.9 year expected life.

6.  Commitments

The Company had no material commitments for capital expenses as of June 30, 2011.The following table represents its contractual obligations and commitments at June 30, 2011 (in thousands of U.S. dollars):

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(U.S. dollars and shares in thousands,)

	Less than 1 year	1-3 years	Total
OCT Clinical Service Agreement(1)	114	435	549
Database Integration Service Agreement (2)	107	146	253
Drug purchase commitments (3)	60	25	85
Total	$281	$606	$887

(1)
Under the service agreement with OCT Group LLC entered in August 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients.  The Company amended the agreement in April 2011 for the monitoring of additional sites for OCT to service during the Phase II clinical trial.

(2)
Under the service agreement with Database Integrations entered in December 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the clinical trial including: EDC live, time and completion of enrollment.

(3)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.

7. Subsequent Events

On August 11, 2011, Adherex announced that the Company's Board of Directors approved the continuance of Adherex from the Canada Business Corporation Act to the Business Corporations Act(British Columbia) (the "Continuance"). The Continuance was approved by shareholders of Adherex at its Annual and Special Meeting of Shareholders held on June 28, 2011. Adherex also announced that, effective upon the Continuance, Chris A. Rallis and Steven D. Skolsky have been appointed as members of the Board of Directors and Dr. Arthur T. Porter, William G. Breen and Claudio F. Bussandri will step down.

Additionally, on August 11, 2011, Adherex reported that its Board of Directors approved a 1-for-18 reverse stock split (the “Reverse Stock Split”), which will be effective on August 25, 2011. The Reverse Stock Split was approved by shareholders of Adherex at its Annual and Special Meeting of Shareholders held on June 28, 2011. The Reverse Stock Split, which will affect all of the Company’s common shares, stock options and warrants outstanding at the effective time, is being implemented to consolidate the Company’s outstanding common shares. The Reverse Stock Split will reduce the number of shares of the Company's outstanding common stock from approximately 452.8 million, as of the filing date of the Company's most recent Quarterly Report on Form 10-Q, to approximately 25.2 million.

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

Overview

Adherex Technologies, Inc. is a biopharmaceutical company focused on cancer therapeutics. We incorporated under the Canada Business Corporations Act(“CBCA”).  At the Company's June 2011 Annual Meeting, shareholders of Adherex approved the continuation of Adherex from the CBCAto the Business Corporations Act (British Columbia).We have three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company.

Further, on August 11, 2011, Adherex reported that its Board of Directors approved a 1-for-18 reverse stock split, which will be effective on August 25, 2011. The 1-for-18 reverse stock split, which will affect all of the Company’s common shares, stock options and warrants outstanding at the effective time. It is being implemented in accordance with the authorization granted by the Company’s shareholders at its Annual and Special Meeting of Shareholders held on June 28, 2011 to consolidate the Company’s outstanding common shares in a ratio of between 1-for-15 and 1-for-20.  The reverse stock split will reduce the number of shares of the Company's outstanding common stock from approximately 452.8 million, as of the filing date of the Company's most recent Quarterly Report on Form 10-Q, to approximately 25.2 million.

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

On April 30, 2010, the Company announced that it had completed a first closing of a  non-brokered private placement (“Private Placement”) of 240,066 units, at a price of $0.03 CAD per unit for net proceeds of CAD$7,200.  Each unit consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitles the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date.

On March 29, 2011 we completed a rights offering to our shareholders (the "Rights Offering"). Pursuant to the terms of the Rights Offering, we distributed rights to subscribe for up to 425,000,000 units (inclusive of over subscription rights) at a price of CAD$0.03 per unit (for gross proceeds of up to CAD$12,750,000), to our shareholders on the basis of one right per each share of common stock held by such shareholder on March 2, 2011, the record date for the Rights Offering.   On March 29, 2011, the expiration date for the Rights Offering, we had received subscriptions for an aggregate of 84,559,178 units, representing total net proceeds of approximately $2.5 million.

Our current prioritization initiative focuses primarily on our clinical activities with eniluracil, as well as logistical and product support of ongoing clinical programs.  Eniluracil was previously under development by GlaxoSmithKline. GlaxoSmithKline advanced eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. We expect the net proceeds we received from the April 2010 private placement and the Rights Offering completed in March 2011 will be sufficient to fund a Phase II trial involving approximately 140 patients. We expect results from those trials to be indicative of the future viability of eniluracil and will allow us to assess whether further development and testing of enliuracil is warranted. The Phase II trial is currently open for recruitment in Russia and the United States and enrolled its first patient on April 27, 2011.The Company anticipates that it will take approximately 12 to 14 months to complete enrollment of the Phase II trial from the commencement of the trial.

Patient enrollment is continuing in the Phase III trials of STS conducted by the International Childhood LiverTumour Strategy Group, known as SIOPEL and the Children's Oncology Group.  Each of these trials is managed by SIOPEL and the Children’s Oncology Group, respectively, and each group is responsible for the costs of the trial.  We continue to hold STS patents and our responsibility in the testing is limited to providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study.  The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide and the Children's Oncology Group study is expected to enroll up to 120 pediatric patients worldwide in five different disease indications.
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

Our common stock trades on the Pink Sheets in the United States.Our common stock also trades on the Toronto Stock Exchange.  The Toronto Stock Exchange has continuing listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock declines significantly or we are unable to raise capital to continue our operations.  On April 22, 2010, the Toronto Stock Exchange issued an official delisting review of our common stock.  On August 17, 2010, we were notified of the results of the review and it was determined that we satisfied the listing requirements.

We have financed our operations since our inception on September 3, 1996 through the sale of equity and debt securities. We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.  We generated net income of approximately $4.3 million for the six months ended June 30, 2011. The net income for the period ended June 30, 2011 was primarily as a result of a $5.9 million unrealized gain on derivative income, offset by operating expenses relating principally to the eniluracil Phase II clinical trial. As of June 30, 2011, our deficit accumulated during development stage was approximately $105.7 million.

As a result of our limited financial resources we have postponed or terminated many of our previously planned or ongoing clinical development programs.  We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, our Form 10-K for the year ended December 31, 2010 included a note related to the uncertainty of our ability to continue as a going concern.  Our projections of our capital requirements are subject to substantial uncertainty.  More capital than we anticipated may be thereafter required.  To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources.  Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms.  If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended June 30, 2011 versus three months ended June 30, 2010:

In thousands of U.S. Dollars	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	234	146	88
General and administration	338	2,359	(2,021)
Total operating expenses	572	2,505	(1,933)

Loss from operations	(572)	(2,505)	1,933

Unrealized gain/(loss) on derivatives	225	(72)	(297)
Interest and other income	(1)	8	9
Net loss and total comprehensive loss	$(348)	$(2,569)	$(2,221)

There was a significant decrease in operating expenses for the three months ended June 30, 2011 as compared to the same period in 2010 as a result of stock based compensation in the period ended June 30, 2010 of $2.1 million compared to the period ended June 30, 2011 of $0.1 million.  Excluding stock based compensation, operating expenses for the three month period endedJune 30, 2011 were higher than for the same period endedJune 30, 2010 principally as a result of higher research and development expenses.  Research and development expenses were approximately $0.1 million higher in the period as the Company commenced enrolling patients in the Phase 2 eniluraciltrial at the end of April 2011.

The Company recorded an unrealized gain on derivatives of $0.2 million in the three months ended June 30, 2011 compared to an unrealized loss of $0.1 million in the three months ended June 30, 2010.These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss).  These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Our results of operations for the six months ended June 30, 2011 versus six months ended June 30, 2010 were as follows:

In thousands of U.S. Dollars	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	549	309	240
General and administration	1,044	2,563	(1,519)
Total operating expenses	1,593	2,872	(1,279)

Unrealized/realized gain/(loss) on derivatives	5,905	(72)	5,977
Interest and other income	9	8	1

Net income/ (loss) and total comprehensive income/(loss)	$4,321	$(2,936)	$7,257

Total operating expenses were approximately $1.6 million for the six months ended June 30, 2011 and approximately $2.9 million for the six months ended June 30, 2010.  The decrease of approximately $1.3 million was primarily due to a reduction in stock based compensation of $2.0 million from the six month period endedJune 30, 2010 to the same period ended June 30, 2011 offset by increased research and development expenses and general and administration expenses.
Research and development expenses increased approximately $0.2 million in the period ended June 30, 2011 compared to the similar period as a result of the commencement of the Phase 2 trial of eniluracil in April 2011. Excluding stock based compensation, general and administrative expenses increased approximately $0.5 million principally as a result of expenses relating to the March 2011 Rights Offering as well as increased overhead in preparation of the launch of the Phase 2 trial in April 2011.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through June 30, 2011, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net (Loss)/Income for the Period	Basic and Diluted Net (Loss)/Income per Common Share
September 30, 2009	$(35)	$(0.00)
December 31, 2009	$30	$0.00
March 31, 2010	$(366)	$(0.00)
June 30, 2010	$(2,569)	$(0.01)
September 30, 2010	$1,694	$0.01
December 31, 2010	$(6,582)	$(0.03)
March 31, 2011	$4,669	$0.01
June 30, 2011	$(348)	$(0.00)

Liquidity and Capital Resources

	June 30,	December 31,
In thousands of U.S. dollars	2011	2010
Selected Asset and Liability Data:
Cash and cash equivalents	$6,810	$5,947
Other current assets	20	46
Current liabilities	270	467
Derivative liability	7,244	10,450
Long term liabilities
Working capital [Current Assets - Current Liabilities excluding the derivative warrant liabilities]	6,560	5,526

Selected Stockholders’ Equity Data:
Common stock	$65,952	$64,929
Deficit accumulated during the development stage	(105,742)	(108,813)
Total stockholders’ equity	(684)	(4,924)

Cash and cash equivalents were approximately $5.9 million at December 31, 2010 and approximately $6.8 million at June 30, 2011.  The increase of approximately $0.9 million, is attributed to the to the Company's completed rights offering in March 2011 which was offset by clinical trial expenses related to our Phase II study as well as expenses associated with the Rights Offering.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $88.9 million through June 30, 2011.We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $105.7 million at June 30, 2011.  We have not generated any revenues to date through the sale of products.  We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the six months ended June 30, 2011 was approximately $1.8 million, as compared to approximately $0.7 million during the same period in 2010.  This increase is due to an increase in our overall clinical activities during the six months ended June 30, 2011, as compared to the same period in 2010

Net cash provided by financing activities for the six months ended June 30, 2011 was approximately $2.5 million, as compared to approximately $7.2 million during the same period in 2010.  The decrease is due to the size of the Rights Offering completed in March 2011 and private placement completed in April, 2010, respectively.

Outstanding Share Information

The outstanding share data for our company as of June 30, 2011 (in thousands):

June 30, 2011
Common shares	452,852
Warrants	324,625
Stock options	85,118
Total	862,595

Financial Instruments

We invest excesscash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment.  At June 30, 2011, we had approximately $6.8 million in cash accounts.  We have not experienced any loss or write down of our money market investments for the six months ended June 30, 2011 and 2010, respectively.

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

Contractual Obligations and Commitments

We had no material commitments for capital expenses as of June 30, 2011.The following table represents our contractual obligations and commitments at June 30, 2011 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total
OCT Clinical Service Agreement(1)	114	435	549
Database Integration Service Agreement (2)	107	146	253
Drug purchase commitments (3)	60	25	85
Total	$281	$606	$887

(1)
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

(2)
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

Research and Development

Our research and development efforts have been focused on the development of cancer therapeutics and currently includeeniluracil, STS, ADH-1 and various cadherin-based preclinical programs.

We have established relationships with contract research organizations, universities and other institutions, which we utilize to perform many of the day-to-day activities associated with our drug development.  Where possible, we have sought to include leading scientific investigators and advisors to enhance our internal capabilities.

Research and development expenses for the three months ended June 30, 2011 and 2010 were $234 and $146 respectively and for the six months then ended totaled $549 and $309, respectively. The increase in research and development expenses relates to the initiation of the Phase 2 clinical trial. As a result of the commencement of the trial, increased research and development expenses included patient monitoring, database support and drug shipment costs to Russia.

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

At June 30, 2011, we had $6,517 in money market investments which typically have minimal risk.  The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments.  We have not experienced any loss or write down of our money market investments for the six months ended June 30, 2011 and 2010.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim.  To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay for certain clinical development activities conducted in Canada and research, and other corporate obligations.  At June 30, 2011 we held approximately $278 in Canadian dollars.

Item 4.Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting in a prior year, as described in further detail below.

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

Our management has also identified another control deficiency that it believes constitutes a material weakness in our control over financial reporting. We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency could result in a misstatement of the financial statements including disclosure that would not be prevented or detected on a timely basis. We have not historically, timely prepared all of our consolidated financial statements and filed all of our periodic reports with the Securities and Exchange Commission ("SEC"). While we strive to ensure we have appropriate accounting personnel as well as an appropriate segregation of duties as much as practicable, we currently have insufficient financial resources to justify additional staff. The Company continues to seek solutions to improve internal control over financial reporting. As a result, these significant internal control deficiencies are not expected to be remediated until we secure additional financial resources.

After the Company filed its Current Report on Form 8-K under Item 4.02 on November 2, 2010, the Company took remedial actions for our internal control weaknesses by contracting additional personnel with experience in the application of U.S. GAAP financial accounting and reporting requirements in order to assist management in its financial accounting and reporting functions. We believe that this has helped remedy, but has not eliminated, the control deficiency described above regarding lack of sufficient staff to segregate accounting duties. To finance our continuing operations, we will need to raise additional funds beyond those from our April 2010 private placement and the Rights Offering and, as disclosed in the notes to the interim financial statements for the period ended June 30, 2011, there remains substantial uncertainty of our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations. Once we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.Risk Factors.

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

In April 2010, we announced the closing of a private placement for proceeds of CAD $7.2 million and in March 2011, we announced the closing of a rights offering for net proceeds of approximately$2.5 million.  Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop eniluracil.

Additional Risks Related to our Common Stock

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” who are generally individuals with a net worth in excess of $1,000,000 (excluding the value of their primary residence) or annual incomes exceeding $200,000,or $300,000, together with their spouses. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
On April 4, 2011 and May 18, 2011, the Company issued 1.6 million and 0.3 million stock options, respectively, to certain consultants of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").  The options were issued in Canadian dollar denominated grants at an exercise price of $0.03 and $0.045 per share, respectively, and are exercisable for a period of 7 years from the grant date.

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

4.1	Form of Subscription Rights Certificate (March 2011 Rights Offering) (Exhibit 4.5 to Form S-1/A Registration Statement (No. 333-170570) of Adherex, filed February 9, 2011).

4.2	Form of Warrant (March 2011 Rights Offering)( Exhibit 4.6 to Form S-1/A Registration Statement (No. 333-170570) of Adherex, filed February 9, 2011).

10.1	Amended Master Service Agreement with OCT Group LLC, dated April 2, 2011 (included as Exhibit 10.1 to Form 10-Q of Adherex, filed May 13, 2011, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2011 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: August 12, 2011	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 12, 2011	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)