Form 10-Q
period 2011-09-30
ADHEREX TECHNOLOGIES INC
filed 2011-11-14
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____ to ____

Commission File Number: 001-32295

ADHEREX TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Canada (State or Other Jurisdiction of Incorporation or Organization	20-0442384 (I.R.S. Employer Identification No.)

PO Box 13628, 68 TW Alexander Drive Research Triangle Park, North Carolina (Address of Principal Executive Offices)	27709 (Zip Code)

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
Yes ☑ No☐

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

As of November 12, 2011, there were 25,157,618 shares of Adherex Technologies Inc. common stock outstanding.

PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Balance Sheets
(U.S. Dollars and shares in thousands)

	September 30, 2011	December 31, 2010

Assets

Current assets:
Cash and cash equivalents	$6,174	$5,947
Prepaid expense	82	38
Other current assets	15	8
Total assets	$6,271	$5,993

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$414	$272
Accrued liabilities	62	195
Derivative liability	9,465	10,450

Total liabilities	9,941	10,917

Commitments (see Note 8)

Stockholders' deficiency:
Common stock, no par value; unlimited shares authorized;
25,158 shares issued and outstanding (2010-20,461)	65,952	64,929
Additional paid-in capital	38,021	37,717
Deficit accumulated during development stage	(108,886)	(108,813)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ deficiency	(3,670)	(4,924)
Total liabilities and stockholders’ deficiency	$6,271	$5,993

(The accompanying notes are an integral part of these interim consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Operations
(U.S. Dollars and shares in thousands)

	Three Months Ended		Nine Months Ended		Cumulative From September 3, 1996 to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	439	110	988	419	66,586
Impairment of capital assets	-	-	-	-	386
Gain on deferred lease inducements	-	-	-	-	(497)
Acquired in-process research and development	-	-	-	-	13,094
General and administrative	505	807	1,548	3,369	30,153
Total operating expenses	944	917	2,536	3,788	109,722

Loss from operations	(944)	(917)	(2,536)	(3,788)	(109,722)

Other income (expense):
Settlement of Cadherin litigation	-	-	-	-	(1,283)
Interest expense	-	-	-	-	(19)
Unrealized/realized(loss) gain on derivatives	(2,221)	2,570	3,683	2,498	(432)
Other income	-	28	-	29	254
Interest income and other	21	13	29	21	2,800
Total other income (expense), net	(2,200)	2,611	3,712	2,548	1,320

Net (loss)/income and total comprehensive (loss)/income	$(3,144)	$1,694	$1,176	$(1,240)	$(107,479)

Basic and diluted net (loss)/income per common share	$(0.17)	$0.08	$0.05	$(0.17)
Weighted-average number of common shares outstanding, basic	18,085	20,461	23,592	7,124

Weighted-average common shares outstanding, diluted	18,085	20,461	23,793	7,124

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statement of Cash Flows
(US dollars and shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30,2010	Cumulative from September 3, 1996 to September 30, 2011
Cash flows from (used in):
Operating Activities
Net (loss)/income	$(3,144)	$1,694	$1,176	$(1,240)	$(107,479)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	-	-	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation	-	-	-	-	1,187
Unrealized loss/(gain) on derivative	2,221	(2,570)	(3,683)	(2,498)	(432)
Amortization of deferred lease inducements	-	-	-	-	(412)
Unrealized foreign exchange loss	-	-	(3)	-	42
Loss on impairment of capital assets	-	-	-	-	386
Non-cash severance	-	-	-	-	168
Stock-based compensation – consultants	29	-	77	-	852
Stock-based compensation – employees	129	386	129	2,439	10,095
Acquired in-process research and development		-	-	-	13,094
Changes in operating assets and liabilities	129	(60)	(155)	26	(180)
Net cash used in operating activities	(636)	(550)	(2,459)	(1,273)	(81,276)

Investing activities
Purchase of capital assets					(1,440)
Loss on capital assets					115
Cash (pledged) released as collateral					190
Restricted cash					(209)
Proceeds from sale of assets					24
(Purchase) redemption of short-term investments					643
Investment in CBI					(166)
Acquired intellectual property rights					(640)
Net cash used in investing activities					(1,483)

Financing activities
Conversion of long-term debt to equity					68
Long-term debt repayment					(65)
Capital lease payments					(8)
Issuance of units, net of issue costs		-	2,566	7,190	86,443
Registration expense					(465)
Proceeds from convertible note					3,017
Other liability repayments					(87)
Financing expenses					(544)
Security deposits received					35
Proceeds from exercise of stock options					51
Net cash provided by financing activities		-	2,566	7,190	88,445

Effect of exchange rate on cash and cash equivalents			120		488
(Decrease) increase in cash and cash equivalents	(636)	(550)	227	5,917	6,174
Cash and cash equivalents – beginning of period	6,810	7,152	5,947	685	-
Cash and cash equivalents - end of period	$6,174	$6,602	$6,174	$6,602	$6,174

(The accompanying notes are an integral part of these interim consolidated financial statements)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Stockholders' Deficiency
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number(Note 4)	Amount	of Subsidiary	Capital	Income	Stage	Deficiency
Balance at June 30, 1996	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	89	-	-	-	-	-	-
Net loss	-	-	-	-	-	(37)	(37)
Balance at June 30, 1997	89	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(398)	(398)
Balance at June 30, 1998	89	-	-	-	-	(435)	(435)
Exchange of Adherex Inc. shares for Adherex Technologies Inc. shares	(89)	-	-	-	-	-	-
Issuance of common stock	239	1,615	-	-	-	-	1,615
Cumulative translation adjustment	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(958)	(958)
Balance at June 30, 1999	239	1,615	-	-	20	(1,393)	242
Issuance of common stock	16	793	-	-	-	-	793
Issuance of equity rights	-	-	-	171	-	-	171
Issuance of special warrants	-	-	-	255	-	-	255
Settlement of advances:
Issuance of common stock	16	175	-	-	-	-	175
Cancellation of common stock	(7)	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	16	-	16
Net loss	-	-	-	-	-	(1,605)	(1,605)
Balance at June 30, 2000	264	2,583	-	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering (“IPO”)	74	5,727	-	-	-	(38)	5,689
Other	5	341	-	-	-	-	341
Issuance of special warrants	-	-	-	1,722	-	-	1,722
Conversion of special warrants	30	1,977	-	(1,977)	-	-	-
Issuance of Series A special warrants	-	-	-	4,335	-	-	4,335
Conversion of Series A special warrants	69	4,335	-	(4,335)	-	-	-
Conversion of equity rights	4	171	-	(171)	-	-	-
Cumulative translation adjustment	-	-	-	-	182	-	182
Net loss	-	-	-	-	-	(2,524)	(2,524)
Balance at June 30, 2001	446	15,134	-	-	218	(5,560)	9,792
Cumulative translation adjustment	-	-	-	-	11	-	11
Net loss	-	-	-	-		(3,732)	(3,732)
Balance at June 30, 2002	446	15,134	-	-	229	(9,292)	6,071
(The accompanying notes are an integral part of these interim consolidated financial statements)
(continued on next page)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Stockholders' Deficiency (Continued)
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number(Note 4)	Amount	of Subsidiary	Capital	Income	Stage	Deficiency
Balance at June 30, 2002	446	15,134	-	-	229	(9,292)	6,071
Common stock issued for Oxiquant acquisition	446	11,077	-	543	-	-	11,620
Exercise of stock options	1	4	-	-	-	-	4
Distribution to shareholders	-	-	-	-	-	(158)	(158)
Stated capital reduction	-	(9,489)	-	9,489	-	-	-
Stock options issued to consultants	-	-	-	4	-	-	4
Equity component of June convertible notes	-	-	-	1,058	-	-	1,058
Financing warrants	-	-	-	53	-	-	53
Cumulative translation adjustment	-	-	-	-	(159)	-	(159)
Net loss	-	-	-	-	-	(17,795)	(17,795)
Balance at June 30, 2003	893	16,726	-	11,147	70	(27,245)	698
Stock options issued to consultants	-	-	-	148	-	-	148
Repricing of warrants related to financing	-	-	-	18	-	-	18
Equity component of December convertible notes	-	-	-	1,983	-	-	1,983
Financing warrants	-	-	-	54	-	-	54
Conversion of June convertible notes	96	1,216	-	(93)	-	-	1,123
Conversion of December convertible notes	60	569	-	(398)	-	-	171
Non-redeemable preferred stock	-	-	1,045	-	-	-	1,045
December private placement	640	8,053	-	5,777	-	-	13,830
May private placement	259	6,356	-	2,118	-	-	8,474
Exercise of stock options	1	23	-	-	-	-	23
Amalgamation of 2037357 Ontario Inc.	44	660	(1,045)	363	-	-	(22)
Cumulative translation adjustment	-	-	-	-	(219)	-	(219)
Net loss	-	-	-	-	-	(6,872)	(6,872)
Balance at June 30, 2004	1,993	33,603	-	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	-	-	-	39	-	-	39
Stock options issued to employees	-	-	-	604	-	-	604
Cost related to SEC registration	-	(493)	-	-	-	-	(493)
Acquisition of Cadherin Biomedical Inc.	37	1,252	-	-	-	-	1,252
Cumulative translation adjustment	-	-	-	-	1,392	-	1,392
Net loss – six months ended December 31, 2004	-	-	-	-	-	(6,594)	(6,594)
Balance at December 31, 2004	2,030	34,362	-	21,760	1,243	(40,711)	16,654

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Stockholders' Deficiency (Continued)
(U.S. dollars and shares in thousands, except per share information)

 (The accompanying notes are part of these interim consolidated financial statements)
(continued on next page)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid- in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number(Note 4)	Amount	of Subsidiary	Capital	Income	Stage	Deficiency
Balance at December 31, 2004	2,030	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	1	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	337	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	2,368	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	431	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	2,799	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	4,209	17,842	-	5,379	-	-	23,221
Exercise of warrants	116	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	7,124	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	7,124	64,929	-	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net loss for quarter	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	7,124	64,929	-	35,225	1,243	(100,991)	406
Stock options issued to consultants	-	-	-	53	-	-	53
Stock options issued to employees	-	-	-	2,439	-	-	2,439
April financing	13,337	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,823)	(7,823)
Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,813)	(4,924)
Rights offering, net of issuance costs of $300	4,697	1,023	-	199	-	(1,250)	(28)
Net income for quarter	-	-	-	-	-	4,669	4,669
Balance at March 31, 2011	25,158	65,952	-	37,916	1,243	(105,394)	(283)

Adherex Technologies Inc.
(a development stage company)
Unaudited Interim Consolidated Statements of Stockholders' Deficiency (Continued)
(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock of	Additional Paid- in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number(Note 4)	Amount	Subsidiary	Capital	Income	Stage	Deficiency
Balance at March 31, 2011	25,158	65,952	-	37,916	1,243	(105,394)	(283)
Stock options issued to consultants	-	-	-	(53)	-	-	(53)
Net loss for quarter	-	-	-	-	-	(348)	(348)
Balance at June 30, 2011	25,158	65,952	-	37,863	1,243	(105,742)	(684)
Stock options issued to employees	-	-	-	129	-	-	129
Stock options issued to consultants	-	-	-	29	-	-	29
Net loss for quarter	-	-	-	-	-	(3,144)	(3,144? )
Balance at September 30, 2011	25,158	65,952		38,021	1,243	(108,886)	(3,670)

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

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that Adherex will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is a development stage company and during the nine months ended September 30, 2011, generated net income of $1,176 as a result of a gain on a derivative liability of $3,683.  Cash used in operations in the nine months ended September 30, 2011 was $2,459. At September 30, 2011, the Company had an accumulated deficit of $108,886 and had experienced negative cash flows from operations since inception in the amount of $81,276.These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance our business strategy beyond our current trials through the issuance of equity, debt or collaboration.  If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing.

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

On August 25, 2011, the Company effected a 1 for 18 reverse split of its share capital. Accordingly, the share, per share, and share option data appearing in the consolidated financial statements and notes has been adjusted for all periods to reflect the impact of the reverse split.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these interim consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at September 30, 2011, and to state fairly the results for the periods presented. Significant estimates include the valuation of derivatives and, when applicable, stock based compensation.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(U.S. dollars and shares in thousands,)

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment.  At September 30, 2011, the Company had $5,918 in money market investments, which typically have minimal risk and $256 in cash of which $205 was in Canadian dollars. The Company has not experienced any loss or write down of its money market at any time since inception.

3.      Derivative Instruments

Effective January 1, 2009, the Company adopted ASC Topic 815-40, "Derivatives and Hedging" (ASC 815-40). One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency.  The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments.  ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions: (a) indexed to the Company's own stock; and (b) classified in shareholders' equity in the Company's statement of financial position.  The Company's outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is United States dollars. Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as a liability.  All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency, and are included in stockholders' deficiency.

The Company's derivative instruments include warrants to purchase 18,035 shares, the exercise prices for which are denominated in a currency other than the Company's functional currency, as follows:

•	Warrants to purchase 13,337 shares at CAD$1.44 per whole share that expire on April 30, 2015; and

•	Warrants to purchase 4,698 shares exercisable at CAD$1.44 per whole share that expire on March 29, 2016.

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

As of September 30, 2011, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $6,844 and $2,502, respectively, and the loss on these warrants for the three months ended September 30, 2011 was $1,615 and $589, respectively. The fair value of the warrants expiring April 30, 2015 as at September 30, 2011 and December 31, 2010 was $6,844 and $10,450, respectively, and the gain on these warrants for the nine months ended September 30, 2011 was $3,606. The fair value of the warrants expiring March 29, 2016 as at September 30, 2011 and at their issue date of March 30, 2011 was $2,502 and $1,982, respectively, and the loss on these warrants since issue was $438. Accordingly, the Company recorded an unrealized gain/(loss) of $4,044 and ($2,204) on the interim consolidated statements of operations for the nine months and three months ended September 30, 2011, respectively, related to the change in the fair value of the warrants. There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Gain/(Loss) on Derivative Instruments	Three months ended September 30, 2011	Nine months ended September 30, 2011
Warrant expiring April 15, 2015	(1,615)	3,606
Warrant expiring March 29, 2016	(589)	(519)
Rights offering derivative	-	613
Options to contractors	(17)	(17)
Total	(2,221)	3,683

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

On March 2, 2011, the Company recognized a derivative financial liability of $1.25 million associated with the Company’s obligation to carry out the rights offering. The deficit was adjusted by a corresponding amount.  The derivative financial liability will be adjusted to fair value at each quarter end with changes being recognized in earnings until the expiry of the warrants. During the nine months ended September 30, 2011, the Company recognized a realized derivative gain of $613.  The rights expired on March 29, 2011.

Under the terms of the rights offering, the monetary amount to be received by the Company upon the exercise of rights was not fixed. Each holder of rights could elect either the $0.03 CAD or USD$0.0303 subscription price. Furthermore, the CAD $0.03 subscription price was not denominated in the Company’s U.S. dollar functional currency. Therefore, the pro rata distribution of rights to the Company’s shareholders was accounted for as a derivative financial liability measured at fair value.

Upon the closing of the rights offering in March 2011, the Company issued a total of 84,559 units for total net proceeds of $2,566. Accordingly the Company recorded an increase in Common stock of $1,023. Expenses and fees relating to the rights offering totaled approximately $300.

During the nine months ended September 30, 2011, the Company issued 151 options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13, no such exception exists for contractors.  Consequently, the Company classified $49 as a derivative relating to options issued in the quarter and reclassified $53 from additional paid in capital for the 86 options issued to contractors in 2010. These options will be marked to market until the earlier of their expiry or exercise.

4.           Stockholders' Equity

On August 10, 2011, the Board of Directors approved a 1-for-18 reverse stock split, or “Share Consolidation”, which became effective on August 25, 2011. The 1-for-18 reverse stock split affected all of the Company’s common shares, stock options and warrants outstanding at the effective date.  Consequently, the Company has retroactively adjusted its financial statements for all periods presented to show the share shares, stock options and warrants as if they had always been presented on this basis.  The number of units and unit prices have not been adjusted to reflect the Share Consolidation, and the number of warrants outstanding have not been adjusted to reflect the Share Consolidation (in accordance with the terms of the warrants, the number of shares of common stock issuable thereunder were adjusted as a result of the Share Consolidation but not the number of warrants outstanding).

Warrants to purchase common stock

At September 30, 2011, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD $0.08 and a weighted average remaining life of 4 years:

Warrant Description	Common Shares Issuable Upon Exercise of Outstanding Warrants at September 30, 2011	Exercise Price In CAD Dollars	Expiration Date
Investor warrants (1)	13,337	$1.44	April 30, 2015
Investor warrants (2)	4,698	$1.44	March 29, 2016
	18,035

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(U.S. dollars and shares in thousands,)

(1) On April 30, 2010, the Company announced that it had completed a first closing of a non-brokered private placement (“Private Placement”) of 240,066 units, at a price of $0.03 CAD per unit for net proceeds of CAD$7,200.  Each unit consisted of one common share and one common share purchase warrant (a “Warrant”).  As a result of the Share Consolidation, each eighteen (18) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$1.44 per whole share for a period of five years from the issue date.

(2) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of $0.03 CAD per unit for total net proceeds of $2,547.  Each unit consisted of one common share and one common share purchase warrant (a “Warrant”).  As a result of the Share Consolidation, each eighteen (18) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$1.44 per whole share for a period of five years from the issue date.

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time.  Based upon the current shares outstanding, a maximum of 6,290 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant.  All options vest within three years or less and are exercisable for a period of seven years from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants.  During the three months ended September 30, 2011 and 2010, the Company recognized total stock-based compensation expense of $158 and $386 respectively and during the nine months ended September 30, 2011 and 2010, the Company recognized total stock-based compensation expense of $206 and $2,439 respectively.

Valuation assumptions

The value of options granted in the three months ended September 30, 2011 and September 30, 2010, respectively were estimated using the Black-Scholes option-pricing model, with the following assumptions: expected dividend 0% and 0% respectively; risk-free interest rate of 1.43%-1.68% and 2.59%, respectively; expected volatility of 132% and 135% respectively; and a 7 year expected life.

Stock option activity
The following is a summary of option activity for the nine months ended September 30, 2011 for stock options denominated in Canadian dollars:

Options in thousands	Number of Options (thousands)	Weighted- average Exercise Price
Outstanding at December 31, 2010	3,901	CAD$	1.26
Granted	310		$0.62
Exercised	-		-
Forfeited/cancelled/expired(1)	70		$19.87
Outstanding at September 30, 2011	4,281	CAD$	1.59
(1) Includes 5 options reinstated to D.Scott Murray per severance agreement on March 8, 2011.

Canadian dollar denominated options issued to contractors are treated as liabilities and are recorded at fair value estimated using the Black Scholes model with the gain or loss reported as unrealized gain(loss). During the nine months ended September 30, 2011, 107 options were issued to contractors and 203 options were issued to employees and members of the Board of Directors.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(U.S. dollars and shares in thousands,)

The following is a summary of option activity for the ninemonths ended September 30, 2011 for stock options denominated in U.S. dollars:

Options in thousands	Number of Options (thousands)	Weighted- average Exercise Price
Outstanding at December 31, 2010	721	$9.90
Granted	44	$0.64
Exercised	-	-
Forfeited/cancelled/expired	-	-
Outstanding at September 30, 2011	765	$9.49

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
Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Fair Value Measurement at September 30, 2011
	Quoted Price	Significant
	in Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market investment	$-	$5,918	$-	$5,918

Liabilities
Derivative liabilities	-	9,465	-	9,465

The Company's financial instruments include cash equivalents, accounts payable derivative instruments. Only cash equivalents, and derivatives are carried at their fair value. Due to the short-term maturity of accounts payable, the carrying value of these instruments is a reasonable estimate of their fair value. The derivative liability instruments include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company. The warrants are carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions; expected dividend 0%; risk-free interest rate of 1.13%-1.32%; expected volatility of 133% - 143%; and a 3.6 or 4.5 year expected life. The options also use the Black Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 1.43%-1.64% expected volatility of 121%- 136%; and a 6.1-6.9 year expected life.

Adherex Technologies Inc.
(a development stage company)
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(U.S. dollars and shares in thousands,)

6. Commitments

The Company had no material commitments for capital expenses as of September 30, 2011.The following table represents its contractual obligations and commitments at September 30, 2011 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total
OCT Clinical Service Agreement(1)	52	580	632
Database Integration Service Agreement (2)	107	123	230
Drug purchase commitments (3)	60	25	85
Total	$219	$728	$947

(1)
Under the service agreement with OCT Group LLC entered in August 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients.  The Company amended the agreement in April 2011 and August 2011 for the monitoring of additional sites for OCT to service during the Phase II clinical trial.  The Company’s amended agreement with OCT in August 2011 for the monitoring of additional sites for OCT to service increased contractual obligations by $0.09 million

(2)
Under the service agreement with Database Integrations entered in December 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the clinical trial including: EDC live, time and completion of enrollment.

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

Overview

Adherex Technologies Inc. is a biopharmaceutical company focused on cancer therapeutics. We incorporated under the Canada Business Corporations Act in September 1996.  Effective on August 25, 2011, the Company continued from the Canada Business Corporations Act to the Business Corporations Act (British Columbia)  (the “Continuance”), which Continuance was approved by the shareholders of Adherex at the Company's June 2011 Annual and Special Meeting and by resolution of the Board of Directors on August 10, 2011. We have three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company.

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
We used the proceeds from the April 20, 2010 private placement to fund the development of a study design for a Phase II trial of eniluracil, and for other general corporate purposes.

We commenced a rights offering to our shareholders on March 2, 2011, the record date for the rights offering (the "Rights Offering"). Pursuant to the terms of the Rights Offering, we distributed rights to subscribe for up to 425,000,000 Units at a price of CAD$0.03 per unit, for gross proceeds of up to CAD$12,750,000, to our shareholders on the basis of one right per each share of common stock held by such shareholder on March 2, 2011..  Purchasers of units in the Company's April 2010 Private Placement described above that owned common stock as of the record date for the Rights Offering agreed not to participate in the Rights Offering.  Each right was exercisable for one unit which consisted of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitled the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date. We filed a final short-form prospectus for the Rights Offering with the securities regulatory authorities in Canada to qualify the distribution of the rights in Canada on February 11, 2011 and a Form S-1 registration statement with the Securities and Exchange Commission to register the rights and underlying securities in the United States, which registration statement was declared effective on February 11, 2011.  As of 5:00 pm New York City time on March 29, 2011, the expiration date for the Rights Offering, we had received subscriptions for an aggregate of 84,559,178 Units, representing estimated aggregate gross proceeds of approximately $2.5 million.

On August 10, 2011, the Board of Directors approved a 1-for-18 reverse stock split, or “share consolidation,” which became effective on August 25, 2011. The 1-for-18 reverse stock split affected all of the Company’s common shares, stock options and warrants outstanding at the effective time.  The share consolidation was implemented in accordance with the authorization granted by the Company’s shareholders at its Annual and Special Meeting of Shareholders held on June 28, 2011 to consolidate the Company’s outstanding common shares in a ratio of between 1-for-15 and 1-for-20.  The share consolidation reduced the number of shares of the Company's outstanding common stock from approximately 452.8 million, as of August 15, 2011 to approximately 25.2 million effective as of August 25, 2011, the effective date of the Share Consolidation.

On August 25, 2011, Chris A. Rallis and Steven D. Skolsky were appointed as members of the Board of Directors and Dr. Arthur T. Porter, William G. Breen and Claudio F. Bussandri resigned from the Board of Directors.

Our current prioritization initiative focuses primarily on our clinical activities with eniluracil, as well as logistical and product support of ongoing clinical programs.  Eniluracil was previously under development by GlaxoSmithKline. GlaxoSmithKline advanced eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. We expect the net proceeds we received from the April 2010 private placement and the Rights Offering completed in March 2011 will be sufficient to fund a Phase II trial involving approximately 140 patients. We expect results from those trials to be indicative of the future viability of eniluracil and will allow us to assess whether further development and testing of enliuracil is warranted. The Phase II trial is currently open for recruitment in Russia and the United States and enrolled its first patient on April 27, 2011.The Company anticipatesthat it will take approximately 12 to 14 months to complete enrollment of the Phase II trial from the commencement of the trial.

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

We have financed our operations since our inception on September 3, 1996 through the sale of equity and debt securities. We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.  We generated net income of approximately $1.2 million for the nine months ended September 30, 2011. The net income for the period ended September 30, 2011 was primarily as a result of a $3.7 million unrealized gain on derivative income, offset by operating expenses relating principally to the eniluracil Phase II clinical trial. As of September 30, 2011, our deficit accumulated during development stage was approximately $108.9 million.

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

Results of Operations

Three months ended September 30, 2011 versus three months ended September 30, 2010:

In thousands of U.S. Dollars	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	439	110	329
General and administration	505	807	(302)
Total operating expenses	944	917	27

Loss from operations	(944)	(917)	(27)

Unrealized (loss)/gain on derivatives	(2,221)	2,570	(4,791)
Interest and other income	21	41	(20)
Net (Loss)/Income and total comprehensive (loss)/income/	$(3,144)	$1,694	$(4,838)

Operating expenses for the three months ended September 30, 2011 were $0.9 million unchanged from the same period in 2010.  Research and development expenses for the three months ended September 30, 2011 increased to $0.4 million as a result of increased expenses in the recruitment of the Phase II trial, which commenced in April 2011compared to the period ended September 30, 2010 of $0.1 million.  General and administrative expenses decreased to $0.5 million for the three months ended September 30, 2011 as compared to $0.8 million in the period ended September 30, 2010 primarily as a result of lower stock based compensation in the period. Research and development expenses were approximately $0.3 million higher in the period as the Company commenced enrolling patients in the Phase 2 eniluracil trial at the end of April 2011.

The Company recorded an unrealized loss on derivatives of $2.2 million in the three months ended September 30, 2011 compared to an unrealized gain of $2.6 million in the three months ended September 30, 2010.These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss).  These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Our results of operations for the nine months ended September 30, 2011 versus nine months ended September 30, 2010 were as follows:

In thousands of U.S. Dollars	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	988	419	569
General and administration	1,548	3,369	(1,821)
Total operating expenses	2,536	3,788	(1,252)

Unrealized/realized gain on derivatives	3,683	2,498	1,185
Interest and other income	29	50	(21)

Net income/ (loss) and total comprehensive income/(loss)	$1,176	$(1,240)	$2,416

Total operating expenses were approximately $2.5 million for the nine months ended September 30, 2011 and approximately $3.8 million for the nine months ended September 30, 2010.  The decrease of approximately $1.3 million was primarily due to a reduction in stock based compensation of $2.2 million from the nine month period ended September 30, 2010 compared to the same period ended September 30, 2011, offset by increased research and development expenses and general and administration expenses.
 Research and development expenses increased approximately $0.6 million in the period ended September 30, 2011 compared to the similar period in the prior year as a result of the commencement of the Phase 2 trial of eniluracil in April 2011. Excluding stock based compensation, general and administrative expenses increased approximately $0.5 million principally as a result of expenses relating to the March 2011 Rights Offering as well as increased overhead costs for document preparation and storage and contract negotiation in preparation of the launch of the Phase 2 trial in April 2011.
Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through September 30, 2011, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net (Loss)/Income for the Period	Basic and Diluted Net (Loss)/Income per Common Share
December 31, 2009	$30	$0.00
March 31, 2010	$(366)	$(0.05)
June 30, 2010	$(2,569)	$(0.13)
September 30, 2010	$1,694	$0.08
December 31, 2010	$(6,582)	$(0.32)
March 31, 2011	$4,669	$0.23
June 30, 2011	$(348)	$(0.01)
September 30, 2011	$(3,144)	$(0.17)

Liquidity and Capital Resources

	September 30,	December 31,
In thousands of U.S. dollars	2011	2010
Selected Asset and Liability Data:
Cash and cash equivalents	$6,174	$5,947
Other current assets	97	46
Current liabilities	476	467
Derivative liability	9,465	10,450
Total liabilities	9,941	10,971
Working capital [Current Assets - Current Liabilities excluding the derivative warrant liabilities]	5,795	5,526

Selected Stockholders’ Deficiency Data:
Common stock	$65,952	$64,929
Deficit accumulated during the development stage	(108,886)	(108,813)
Total stockholders’ deficiency	(3,670)	(4,924)

Cash and cash equivalents were approximately $5.9 million at December 31, 2010 and approximately $6.2 million at September 30, 2011.  The increase of approximately $0.3 million, is attributed to the  Company's completed rights offering in March 2011 which was offset by clinical trial expenses related to our Phase II study as well as expenses associated with the Rights Offering.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $88.4 million through September 30, 2011.We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $109 million at September 30, 2011.  We have not generated any revenues to date through the sale of products.  We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the nine months ended September 30, 2011 was approximately $2.5 million, as compared to approximately $1.3 million during the same period in 2010.  This increase is due to an increase in our overall clinical activities during the nine months ended September 30, 2011, as compared to the same period in 2010

Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $2.6 million, as compared to approximately $7.2 million during the same period in 2010.  The decrease is due to the size of the Rights Offering completed in March 2011 and private placement completed in April, 2010, respectively.

Outstanding Share Information

The outstanding share data for our company as of September 30, 2011 (in thousands):

September 30, 2011 (1)
Common shares	25,158
Warrant shares	18,035
Stock options	5,046
Total	48,239
(1) Reflects a 1- for-18 Reverse Stock Split on August 25, 2011, which adjusted each warrant share issuable into 0.055 common shares.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment.  At September 30, 2011, we had approximately $6.2 million in cash accounts.  We have not experienced any loss or write down of our money market investments for the nine months ended September 30, 2011 and 2010, respectively.

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

Contractual Obligations and Commitments

We had no material commitments for capital expenses as of September 30, 2011.The following table represents our contractual obligations and commitments at September 30, 2011 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total
OCT Clinical Service Agreement(1)	52	580	632
Database Integration Service Agreement (2)	107	123	230
Drug purchase commitments (3)	60	___________25	85
Total	$219	$728	$947

(1)
Under the service agreement with OCT Group LLC entered in August 2010, we are required to make several payments over the course of our Phase II clinical trial in Russia.  The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients.  The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. The Company's amended agreement with OCT in August 2011 for the monitoring of additional sites for OCT to service increased the contractual obligations by $0.09 million.

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

Research and development expenses for the three months ended September 30, 2011 and 2010 were $439 and $110 respectively and for the nine months then ended totaled $988 and $419, respectively. The increase in research and development expenses relates to the initiation of the Phase 2 clinical trial. As a result of the commencement of the trial, increased research and development expenses included patient monitoring, database support and drug shipment costs to Russia.

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

At September 30, 2011, we had $5,917 in money market investments which typically have minimal risk.  The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments.  We have not experienced any loss or write down of our money market investments for the nine months ended September 30, 2011 and 2010.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim.  To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay for certain clinical development activities conducted in Canada and research, and other corporate obligations.  At September 30, 2011 we held approximately $205 in Canadian dollars.

Item 4.Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting in a prior year, as described in further detail below.

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

After the Company filed its Current Report on Form 8-K under Item 4.02 on November 2, 2010, the Company took remedial actions for our internal control weaknesses by contracting additional personnel with experience in the application of U.S. GAAP financial accounting and reporting requirements in order to assist management in its financial accounting and reporting functions. We believe that this has helped remedy, but has not eliminated, the control deficiency described above regarding lack of sufficient staff to segregate accounting duties. To finance our continuing operations, we will need to raise additional funds beyond those from our April 2010 private placement and the Rights Offering and, as disclosed in the notes to the interim financial statements for the period ended September 30, 2011, there remains substantial uncertainty of our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations. Once we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

(b)           Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2010, we announced the closing of a private placement for proceeds of CAD $7.2 million and in March 2011, we announced the closing of a rights offering for net proceeds of approximately CAD $2.5 million.  Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop eniluracil.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
On August 19, 2011, the Company issued stock options to purchase 0.2 million shares of our common stock,  to certain employees directors and consultants of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").  The options were issued in Canadian dollar denominated grants for employees and directors and United States dollar denominated grants for consultants at an exercise price of USD$0.63 per share and CAD$0.63 per share, respectively, and are exercisable for a period of 7 years from the grant date.

Item 3. Default Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Notice of Articles, dated August 25, 2011 (included as Exhibit 3.2(i) to Form 8K of Adherex, filed August 26, 2011 and incorporated herein by reference~~)~~.

3.2	Articles, dated August 25, 2011 (included as Exhibit 3.2(ii) to Form 8-K of Adherex, filed August 26, 2011 and incorporated herein by reference).

10.1	Amended Master Service Agreement with OCT Group LLC, dated August 16, 2011 (included as Exhibit 10.1 to Form 10-Q of Adherex, filed November 13, 2011, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended September 30, 2011 (filed herewith).

101.1	Interactive Data File*

*To be filed by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: November 12, 2011	By:	/s/ RostislavRaykov
RostislavRaykov
Chief Executive Officer
(principal executive officer)

Date: November 12, 2011	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)