Form 10-Q
period 2012-03-31
ADHEREX TECHNOLOGIES INC
filed 2012-05-15
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____

Commission File Number: 001-32295

ADHEREX TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Its Charter)

Canada	20-0442384
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

PO Box 136285, 68 TW Alexander Drive	27709
Research Triangle Park, North Carolina	(Zip Code)
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

Yes ☐ No☑

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

As of May 10, 2012, there were 25,157,618 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	March 31,
	2012	December 31,
	(unaudited)	2011

Assets

Current assets:
Cash and cash equivalents	$4,719	$5,297
Prepaid expense	24	35
Other current assets	14	19
Total assets	4,757	5,351

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$374	$342
Accrued liabilities	38	52
Derivative liability	1,750	5,077

Total liabilities	2,162	5,471

Commitments (see Note 6)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 25,158 shares issued and outstanding (2011-25,158)	65,952	65,952
Additional paid-in capital	38,065	38,065
Deficit accumulated during development stage	(102,665)	(105,380)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	2,595	(120)
Total liabilities and stockholders’ equity	4,757	5,351

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Cumulative From September 3, 1996 to
	March 31, 2012	March 31, 2011	March 31, 2012

Revenue	$-	$-	$-

Operating expenses:
Research and development	296	315	67,389
Gain on deferred lease inducements	-	-	(497)
Impairment of capital assets	-	-	386
Acquired in-process research and development	-	-	13,094
General and administrative	320	706	30,869

Loss from operations	(616)	(1,021)	(111,241)

Other income (expense):
Settlement of Cadherin Biomedical Inc. litigation	-	-	(1,283)
Interest expense	-	-	(19)
Unrealized/realized gain on derivatives	3,327	5,680	8,147
Other income / (expense)	(4)	-	260
Interest income and other	8	10	2,880
Total other income, net	3,331	5,690	9,985

Net income / (loss) and comprehensive income / (loss)	$2,715	$4,669	$(101,256)

Earnings per share of common stock, basic	$0.11	$0.23
Earnings per share of common stock, diluted	$0.11	$0.19
Weighted-average number of common shares outstanding, basic	25,158	20,565
Weighted-average number of common shares outstanding, diluted	25,158	25,001

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

			Cumulative
			From
			September 3,
	Three Months Ended		1996 to
	March 31, 2012	March 31, 2011	March 31, 2012

Cash flows from (used in):
Operating activities:
Net income (loss)	$2,715	$4,669	$(101,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation expense	-	-	1,187
(Gain)/loss on derivative warrant	(3,327)	(5,680)	(8,146)
Unrealized foreign exchange loss		10	36
Amortization of deferred lease inducements	-	-	(412)
Loss on impairment of capital assets	-	-	386
Non-cash severance expense	-	-	168
Stock options issued to consultants	-	-	896
Stock options issued to employees	-	-	10,095
Acquired in-process research and development	-	-	13,094
Changes in non-cash working capital	34	(47)	(73)
Net cash used in operating activities	(578)	(1,048)	(82,621)

Investing activities:
Purchase of capital assets	-	-	(1,440)
Disposal of capital assets	-	-	115
Release of restricted cash	-	-	190
Restricted cash	-	-	(209)
Proceeds from sale of assets	-	-	24
Purchase of short-term investments	-	-	(22,148)
Redemption of short-term investments	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	(166)
Acquired intellectual property rights	-	-	(640)
Net cash used in investing activities	-	-	(1,483)

Financing activities:
Conversion of long-term debt to equity	-	-	68
Long-term debt repayments	-	-	(65)
Capital lease repayments	-	-	(8)
Issuance of common stock, net of issue costs	-	-	86,443
Registration expense	-	-	(465)
Financing expenses	-	-	(544)
Proceeds from convertible note	-	-	3,017
Other liability repayments	-	-	(87)
Security deposits	-	-	35
Proceeds from exercise of stock options	-	-	51
Net cash from used in financing activities	-	-	88,445

Effect of exchange rate changes on cash and cash equivalents	-	124	378
Net change in cash and cash equivalents	(578)	(924)	4,719
Cash and cash equivalents - Beginning of period	5,297	5,947	-
Cash and cash equivalents - End of period	$4,719	$5,023	$4,719

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc. (a development stage company) Unaudited Interim Consolidated Statements of Stockholders' Equity (U.S. dollars and shares in thousands, except per share information)
	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Number(Note 4)	Amount	of Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at June 30, 1996	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	89	-	-	-	-	-	-
Net loss	-	-	-	-	-	(37)	(37)
Balance at June 30, 1997	89	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(398)	(398)
Balance at June 30, 1998	89	-	-	-	-	(435)	(435)
Exchange of Adherex Inc. shares for Adherex Technologies Inc. shares	(89)	-	-	-	-	-	-
Issuance of common stock	239	1,615	-	-	-	-	1,615
Cumulative translation adjustment	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(958)	(958)
Balance at June 30, 1999	239	1,615	-	-	20	(1,393)	242
Issuance of common stock	16	793	-	-	-	-	793
Issuance of equity rights	-	-	-	171	-	-	171
Issuance of special warrants	-	-	-	255	-	-	255
Settlement of advances:
Issuance of common stock	16	175	-	-	-	-	175
Cancellation of common stock	(7)	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	16	-	16
Net loss	-	-	-	-	-	(1,605)	(1,605)
Balance at June 30, 2000	264	2,583	-	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering (“IPO”)	74	5,727	-	-	-	(38)	5,689
Other	5	341	-	-	-	-	341
Issuance of special warrants	-	-	-	1,722	-	-	1,722
Conversion of special warrants	30	1,977	-	(1,977)	-	-	-
Issuance of Series A special warrants	-	-	-	4,335	-	-	4,335
Conversion of Series A special warrants	69	4,335	-	(4,335)	-	-	-
Conversion of equity rights	4	171	-	(171)	-	-	-
Cumulative translation adjustment	-	-	-	-	182	-	182
Net loss	-	-	-	-	-	(2,524)	(2,524)
Balance at June 30, 2001	446	15,134	-	-	218	(5,560)	9,792
Cumulative translation adjustment	-	-	-	-	11	-	11
Net loss	-	-	-	-		(3,732)	(3,732)
Balance at June 30, 2002	446	15,134	-	-	229	(9,292)	6,071

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Number (Note 4)	Amount	of Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at June 30, 2002	446	15,134	-	-	229	(9,292)	6,071
Common stock issued for Oxiquant acquisition	446	11,077	-	543	-	-	11,620
Exercise of stock options	1	4	-	-	-	-	4
Distribution to shareholders	-	-	-	-	-	(158)	(158)
Stated capital reduction	-	(9,489)	-	9,489	-	-	-
Stock options issued to consultants	-	-	-	4	-	-	4
Equity component of June convertible notes	-	-	-	1,058	-	-	1,058
Financing warrants	-	-	-	53	-	-	53
Cumulative translation adjustment	-	-	-	-	(159)	-	(159)
Net loss	-	-	-	-	-	(17,795)	(17,795)
Balance at June 30, 2003	893	16,726	-	11,147	70	(27,245)	698
Stock options issued to consultants	-	-	-	148	-	-	148
Repricing of warrants related to financing	-	-	-	18	-	-	18
Equity component of December convertible notes	-	-	-	1,983	-	-	1,983
Financing warrants	-	-	-	54	-	-	54
Conversion of June convertible notes	96	1,216	-	(93)	-	-	1,123
Conversion of December convertible notes	60	569	-	(398)	-	-	171
Non-redeemable preferred stock	-	-	1,045	-	-	-	1,045
December private placement	640	8,053	-	5,777	-	-	13,830
May private placement	259	6,356	-	2,118	-	-	8,474
Exercise of stock options	1	23	-	-	-	-	23
Amalgamation of 2037357 Ontario Inc.	44	660	(1,045)	363	-	-	(22)
Cumulative translation adjustment	-	-	-	-	(219)	-	(219)
Net loss	-	-	-	-	-	(6,872)	(6,872)
Balance at June 30, 2004	1,993	33,603	-	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	-	-	-	39	-	-	39
Stock options issued to employees	-	-	-	604	-	-	604
Cost related to SEC registration	-	(493)	-	-	-	-	(493)
Acquisition of Cadherin Biomedical Inc.	37	1,252	-	-	-	-	1,252
Cumulative translation adjustment	-	-	-	-	1,392	-	1,392
Net loss – six months ended December 31, 2004	-	-	-	-	-	(6,594)	(6,594)
Balance at December 31, 2004	2,030	34,362	-	21,760	1,243	(40,711)	16,654

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Number(Note 4)	Amount	of Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at December 31, 2004	2,030	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	1	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	337	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	2,368	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	431	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	2,799	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	4,209	17,842	-	5,379	-	-	23,221
Exercise of warrants	116	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	7,124	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	7,124	64,929	-	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net loss	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	7,124	64,929	-	35,225	1,243	(100,991)	406
Stock options issued to consultants	-	-	-	53	-	-	53
Stock options issued to employees	-	-	-	2,439	-	-	2,439
April financing	13,337	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,824)	(7,824)
Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,815)	(4,926)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock of	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Number(Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,815)	(4,926)
Stock options issued to consultants	-	-		20	-	-	20
Stock options issued to employees	-	-		129	-	-	129
Rights offering,	4,697	1,023	-	199	-	(1,250)	(28)
Net income	-	-	-	-	-	4,685	4,685
Balance at December 31, 2011	25,158	65,952	-	38,065	1,243	(105,380)	(120)
Net income for the quarter	-	-	-	-	-	2,715	2,715
Balance at March 31, 2012	25,158	65,952		38,065	1,243	(102,665)	2,595

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Going Concern

Adherex Technologies Inc. (“Adherex”), a Canadian Corporation, together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company”, is a development stage biopharmaceutical company focused on cancer therapeutics.

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern entity which contemplates that Adherex will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is a development stage company and during the three months ended March 31, 2012, generated net income of $2,715 substantially as a result of an unrealized gain on a derivative of $3,327. Cash used in operations in the quarter ended March 31, 2012 was $578. At March 31, 2012, the Company had an accumulated deficit of $102,665 and had experienced negative cash flows from operations since inception in the amount of $82,621. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate.The Company will need to obtain additional funding in the future in order to finance our business strategy, operations and growth through the issuance of equity, debt or collaboration. If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing.

These consolidated financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.The Company's accounting policies are consistent with those presented in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. These unaudited interim consolidated financial statements have been prepared in U.S. dollars.

On August 25, 2011, the Company affected a 18-for-1 reverse split of its share capital. Accordingly, the share, per share, and share option data appearing in the unaudited interim consolidated financial statements and notes have been adjusted for all periods to reflect the impact of the reverse split.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these unaudited interim consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at March 31, 2012, and to state fairly the results for the periods presented. The most significant estimates included in these financial statements are the derivative instruments described in Note 3. There were significant changes in their valuation during the quarter.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2012, the Company had $4,604 in money market investments included as cash equivalents, which typically have minimal credit risk, and $115 in cash of which $90 (as translated to US dollars) was in Canadian dollars. The Company did not experience any loss or write down of its money market investments for the three-month periods ended March 31, 2012 and 2011, respectively.

3.	Derivative Instruments

Effective January 1, 2009, the Company adopted Accounting Standards Codification (ASC) Topic 815-40, "Derivatives and Hedging" (ASC 815-40). One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency. The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments. ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions: (a) indexed to the Company's own stock; and (b) classified in shareholders' equity in the Company's statement of financial position. The Company's outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is United States dollars. Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as a liability. All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency, and are included in stockholders' equity (deficiency.)

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

As of March 31, 2012, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $1,204 and $518, respectively (December 31, 2011 – warrants expiring April 30, 2015, fair value of $3,672 and $1,340 respectively), and the gain on these warrants for the three months ended March 31, 2012 was $2,468 and $821, respectively (For the three months ending March 31, 2011 - warrants expiring April 30, 2015 and March 29, 2016, gain of $5,067). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Gain/(Loss) on Derivative Instruments	Three months ended March 31, 2012	Three months ended March 31, 2011
Warrants expiring April 30, 2015	2,468	5,067
Warrants expiring March 29, 2016	821	-
Rights offering derivative	-	613
Options to contractors	38	-
Gain on Derivative Instruments	3,327	5,680

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

On March 2, 2011, the Company recognized a derivative financial liability of $1,250 million associated with the Company’s obligation to carry out the rights offering. The deficit was adjusted by a corresponding amount. The derivative financial liability was adjusted to fair value at each quarter end with changes being recognized in earnings until the expiry of the warrants. During the three months ended March 31, 2011, the Company recognized a realized derivative gain of $613. The rights expired on March 29, 2011.

Under the terms of the rights offering, the monetary amount to be received by the Company upon the exercise of rights was not fixed. Each holder of rights could elect either the CAD $0.03 CAD or USD$0.0303 subscription price. Furthermore, the CAD $0.03 subscription price was not denominated in the Company’s U.S. dollar functional currency. Therefore, the pro rata distribution of rights to the Company’s shareholders was accounted for as a derivative financial liability measured at fair value.

Upon the closing of the rights offering in March 2011, the Company issued a total of 84,559 units for total proceeds of $2,566. Accordingly the Company recorded an increase in Common stock of $1,023 (4,697 shares). Expenses and fees relating to the rights offering totaled approximately $300 and were expensed since it was uncertain as to whether any shares would be issued.

During the three months ended March 31, 2012, the Company issued no options to contractors with a Canadian dollar denominated strike price. However, during 2010 and 2011, the Company issued 194 options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13, no such exception exists for contractors.

4.	Stockholders' Equity

On August 10, 2011, the Board of Directors approved a 18-for-1 reverse stock split, or “Share Consolidation”, which became effective on August 25, 2011. The 18-for-1 reverse stock split affected all of the Company’s common shares, stock options and warrants outstanding at the effective date. Consequently, the Company has retroactively adjusted its financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis. The number of units and unit prices have not been adjusted to reflect the Share Consolidation, and the number of warrants outstanding have not been adjusted to reflect the Share Consolidation (in accordance with the terms of the warrants, the number of shares of common stock issuable thereunder were adjusted as a result of the Share Consolidation but not the number of warrants outstanding).

Warrants to purchase common stock

At March 31, 2012, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of $0.08 and a weighted average remaining life of 3.3 years:

Warrant Description	Common Shares Issuable Upon Exercise of Outstanding Warrants at March 31, 2012	Exercise Price In CAD Dollars	Expiration Date
Investor warrants (1)	13,337	$1.44	April 30, 2015
Investor warrants (2)	4,698	$1.44	March 29, 2016
	18,035

(1) On April 30, 2010, the Company announced that it had completed a first closing of a non-brokered private placement (“Private Placement”) of 240,066 units, at a price of CAD $0.03 per unit for net proceeds of CAD$7,200. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). As a result of the Share Consolidation, each eighteen (18) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$1.44 per whole share for a period of five years from the issue date.

(2) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of CAD $0.03 per unit for total net proceeds of $2,566. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). As a result of the Share Consolidation, each eighteen (18) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$1.44 per whole share for a period of five years from the issue date.

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000 to the number of shares that represent twenty-five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 6,289 options are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. During the three months ended March 31, 2012 and 2011, the Company recognized total stock-based compensation expense of $0 and $0, respectively.

There were no options granted in the three month period ended March 31, 2012 and the three-month period ended March 31, 2011.

Stock option activity

There was no stock option activity for the three-month period ended March 31, 2012 and the three-month period ended March 31, 2011 for stock options denominated in Canadian or U.S dollars:

5.	Fair Value Measurements

The Company has adopted the Fair Value Measurements and Disclosure Topic of the FASB. This Topic applies to certain assets and liabilities that are being measured and reported on a fair value basis. The Fair Value Measurements Topic defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosure about fair value measurements. This Topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Topic requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at March 31, 2012
	Quoted Price
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$-	$4,604	$-	$4,604

Liabilities
Derivative liabilities	-	1,750	-	1,750
TOTAL	$-	$6,354	$-	$6,354

The Company's financial instruments include cash equivalents and derivatives. Only cash equivalents and derivatives are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company. The warrants are carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 1.3%-1.5%; expected volatility of 138% - 139%; and a 3.1 or 4.0 year remaining life. The options also use the Black-Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 1.73%-1.89% expected volatility of 124%-128%; and a 5.6-6.2 year remaining life. The risk free rate was based on Bank of Canada Bond issues of similar term. Expected volatility was estimated by using historical volatility of weekly close share prices for a period equal to the remaining life of the instrument.

6. Commitments

The Company had no material commitments for capital expenses as of March 31, 2012.The following table represents our contractual obligations and commitments at March 31, 2012 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total

OCT Clinical Service Agreement (1)	$360	$36	$396
Database Integration Service Agreement (2)	109	-	109
Drug purchase commitments (3)	9	-	9
Total	$478	$36	$514

(1)	Under the service agreement with OCT Group LLC entered in August 2010, we are required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial.
(2)	Under the service agreement with Database Integrations entered in December 2010, we are required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: EDC live, time and completion of enrollment.
(3)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP in the United States (“U.S.”) and have been prepared by and are the responsibility of the Company’s management. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

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

On August 25, 2011, Adherex filed Articles of Amendment under the Canada Business Corporations Act to implement a eighteen-for-one reverse split of our common stock (defined herein as the “Share Consolidation”).  As a result of the Share Consolidation, every eighteen shares of common stock outstanding on August 25, 2011 were combined into one share of common stock. Our common stock began trading on the Toronto Stock Exchange and the OTC market (on the OTCQB tier) on a post-Share Consolidation basis on August 30, 2011.The share consolidation reduced the number of shares of the Company's outstanding common stock from approximately 452.8 million, to approximately 25.2 million as of August 25, 2011, the effective date of the Share Consolidation. Consequently, the Company has retroactively adjusted its financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis.

Our current prioritization initiative focuses primarily on our clinical activities with eniluracil, as well as logistical and product support of ongoing clinical programs.  Eniluracil was previously under development by GlaxoSmithKline. GlaxoSmithKline advanced eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. We expect the proceeds we received from the April 2010 Private Placement and the Rights Offering completed in March 2011 will be sufficient to fund a Phase II trial involving approximately 140 patients. We expect results from those trials to be indicative of the future viability of eniluracil and will allow us to assess whether further development and testing of eniluracil is warranted. The Phase II trial is currently open for recruitment in Russia and the United States and enrolled its first patient on April 27, 2011. The Company has enrolled 114 patients as of May 10, 2012 and anticipates that it will achieve full enrollment during the Company's third calendar quarter of 2012.

Patient enrollment is continuing in the Phase III trials of STS conducted by the International Childhood LiverTumour Strategy Group, known as SIOPEL and the Children's Oncology Group.  Each of these trials is managed by SIOPEL and the Children’s Oncology Group, respectively, and each group is responsible for the costs of the trial. We continue to hold STS patents and our responsibility in the testing is limited to providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study.  The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide and the Children's Oncology Group study is expected to enroll up to 135 pediatric patients worldwide in five different disease indications.  The Company's Children Oncology Group study has enrolled 131 patients as of May 10, 2012. The SIOPEL trial has enrolled 53 patients as of May 10, 2012.

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

Our common stock trades on the OTCQB in the United States. Our common stock also trades on the Toronto Stock Exchange. The Toronto Stock Exchange has continuing listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations. On April 22, 2010, the Toronto Stock Exchange issued an official delisting review of our common stock. On August 17, 2010, we were notified of the results of the review and it was determined that we satisfied the listing requirements.

We have financed our operations since our inception on September 3, 1996 through the sale of equity and debt securities. We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated net income of approximately $2.7 million for the three months ended March 31, 2012 (as a result of a non-cash gain on derivatives of $3.3 million). As of March 31, 2012, our deficit accumulated during development stage was approximately $102.7 million.

As a result of our limited financial resources we have postponed or terminated many of our previously planned or ongoing clinical development programs.  We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, our filed Form 10-K for the year ended December 31, 2011 included a notation related to the uncertainty of our ability to continue as a going concern.  Our projections of our capital requirements are subject to substantial uncertainty.  More capital than we had anticipated may be thereafter required.  To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources.  Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms.  If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the implementation of further cost reduction measures. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of product candidates, will depend on the availability of financial resources, the results of our clinical trials and any directives from regulatory agencies, which are difficult to predict. Our general and administrative expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated with our corporate office in Research Triangle Park, North Carolina in support of our drug development programs.

Results of Operations

Three months ended March 31, 2012 versus three months ended March 31, 2011:

In thousands of U.S. Dollars	Three Months Ended March 31, 2012%		Three Months Ended March 31, 2011%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	296	49%	315	31%	(19)
General and administrative	320	51%	706	69%	(386)
Total operating expenses	616	100%	1,021	100%	(405)

Loss from operations	(616)		(1,021)		405

Unrealized/realized gain on derivative	3,327		5,680		(2,353)
Interest and other income	4		10		(6)
Net incomeloss and total comprehensive income/ (loss)	$2,715		$4,669		$1,954

Operating expenses for the three months ended March 31, 2012 were $0.6 million or $0.4 million less than the comparable period in 2011. Research and development expenses for the three months ended March 31, 2012 were unchanged from the comparable period in 2011. General and administrative expenses decreased to $0.3 million for the three months ended March 31, 2012 as compared to $0.7 million in the period ended March 31, 2011 primarily as a result of the expenses associated with the March 2011 Rights Offering.

The Company recorded an unrealized gain on derivatives of $3.3 million in the three months ended March 31, 2012 compared to an unrealized gain of $5.7 million in the three months ended March 31, 2011. These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through March 31, 2012, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Income (Loss) for the Period	Basic and Diluted Net Income(Loss) per Common Share

June 30, 2010	$(2,569)	$(0.13)
September 30, 2010	1,694	0.08
December 31, 2010	(8,895)	(0.32)
March 31, 2011	4,669	0.23
June 30, 2011	(348)	(0.01)
September 30, 2011	(3,144)	(0.17)
December 31, 2011	3,508	0.14
March 31, 2012	2,715	0.11

Liquidity and Capital Resources

	March 31,	December 31,
In thousands of U.S. dollars	2012	2011
Selected Asset and Liability Data:
Cash and cash equivalents	$4,719	$5,297
Other current assets	38	54
Derivative liabilities	1,750	5,077
Other current liabilities	412	394
Long term liabilities
Working capital [Current Assets - Current Liabilities excluding the derivative liabilities]	4,345	4,957

Selected Stockholders’ Equity Data:
Common stock	$65,952	$65,952
Deficit accumulated during the development stage	(102,665)	(105,380)
Total stockholders’ equity (deficiency)	2,595	(120)

Cash and cash equivalents were $5.3 million at December 31, 2011 and $4.7 million at March 31, 2012. The decrease of $0.6 million, is attributed to the clinical trial expenses related to our Phase II study as well as ongoing general and administrative expenses.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $88.4 million through March 31, 2012. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $102.7 million at March 31, 2012. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments,royalties or other payments.

Net cash used in operating activities for the three months ended March 31, 2012 was approximately $0.6 million, as compared to $1.0 million during the same period in 2011. This decrease is due to our expenses associated with the March 2011 Rights Offering during the three months ended March 31, 2011, as compared to the current period.

Outstanding Share Information

The outstanding share data for our company as of March 31, 2012 (in thousands):

March 31, 2012
Common shares	25,158
Warrants	18,035
Stock options	5,134
Total	48,327

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2012, we had approximately $4.7 million in cash accounts and money market investments. We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2012 and 2011, respectively.

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

Contractual Obligations and Commitments

We had no material commitments for capital expenses as of March 31, 2012. The following table represents our contractual obligations and commitments at March 31, 2012 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total

OCT Clinical Service Agreement (1)	$360	$36	$396
Database Integration Service Agreement (2)	109	-	109
Drug purchase commitments (3)	9	-	9
Total	$478	$36	$514

(1)	Under the service agreement with OCT Group LLC entered in August 2010, we are required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial.
(2)	Under the service agreement with Database Integrations entered in December 2010, we are required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: EDC live, time and completion of enrollment.

(3)	Commitments to our third party manufacturing vendors that supply drug substance primarily for our clinical studies.

Research and Development

Our research and development efforts have been focused on the development of cancer therapeutics and currently include eniluracil and STS.

We have established relationships with contract research organizations, universities and other institutions, which we utilize to perform many of the day-to-day activities associated with our drug development. Where possible, we have sought to include leading scientific investigators and advisors to enhance our internal capabilities.

Research and development expenses totaled $0.3 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

Our product candidates are in various stages of development and still require significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our product candidates, we are subject to risks of failure that are inherent in the development of products based on innovative technologies. For example, it is possible that any or all of these products will be ineffective or toxic, or will otherwise fail to receive the necessary regulatory clearances. Further, even if regulatory clearances are received, we will be required to monitor our product for adverse effects and should these develop, previously received regulatory clearance may be suspended or revoked. There is a risk that our product candidates will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our product candidates or that others will market a superior or equivalent product. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete the development of these product candidates and bring them to market. In addition, we are unable to reasonably estimate the period when material net cash inflows could commence from the sale, licensing or commercialization of such product candidates, if ever.

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

Our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

At March 31, 2012, we had $4.6 million in money market investments which typically have minimal market risk. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2012 and 2011.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe, Russia and the Pacific Rim. To date, we have not employed the use of derivative instruments to hedge our exposure to changes in currency exchange rates; however, we do hold Canadian dollars which we use to pay certain research and other corporate obligations conducted in Canada. At March 31, 2012 we held approximately $0.1 million in Canadian dollars.

Item 4.Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

Our management has identified a control deficiency because we lack sufficient staff to segregate accounting duties. We believe the control deficiency results primarily because we have one full time employee performing all accounting and financial reporting duties. As a result, we do not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

After the Company filed its Current Report on Form 8-K under Item 4.02 on November 2, 2010, the Company took remedial actions for our internal control weaknesses by contracting additional personnel with experience in the application of U.S. GAAP financial accounting and reporting requirements in order to assist management in its financial accounting and reporting functions. In addition, the Company has engaged additional accounting resources during the first quarter of 2012 to assist with the Company's U.S. GAAP financial accounting and reporting requirements. We believe that this added experience and knowledge should, over time, remediate the material internal control weakness of having sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. Further we believe that this has helped remedy, but has not eliminated, the control deficiency described above regarding lack of sufficient staff to segregate accounting duties. To finance our continuing operations, we will need to raise additional funds beyond those from our April 2010 private placement and the Rights Offering and, as disclosed in the notes to the interim consolidated financial statements for the period ended March 31, 2012, raises substantial doubt over our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations. Once we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We need to obtain additional funding in the future in order to finance our business strategy, operations and growth. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed. If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock or other securities. If we cannot raise sufficient capital when necessary, we will likely have to curtail operations and stockholders may lose part or all of their investment.

We may be unable to effectively deploy the proceeds from our recent financings for the development of eniluracil.

In April 2010, we announced the closing of a private placement for proceeds of CAD $7.2 million and in March 2011, we announced the closing of a Rights Offering for proceeds of approximately$2.5 million.  Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop eniluracil.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2012 (filed herewith).

101.1	Interactive Data File*

*To be filed by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: May 10, 2012	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 10, 2012	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

