Form 10-Q
period 2012-06-30
ADHEREX TECHNOLOGIES INC
filed 2012-08-13
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

As of August 10, 2012, there were 25,157,618 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	June 30, 2012	December 31, 2011

Assets

Current assets:
Cash and cash equivalents	$3,586	$5,297
Prepaid expenses	11	35
Other current assets	3	19
Total assets	3,600	5,351

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	276	342
Accrued liabilities	173	52
Derivative liability	1,106	5,077

Total liabilities	1,555	5,471

Commitments (see Note 6)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized;25,158 shares issued and outstanding (2011-25,158)	65,952	65,952
Additional paid-in capital	38,117	38,065
Deficit accumulated during development stage	(103,267)	(105,380)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity (deficiency)	2,045	(120)
Total liabilities and stockholders’ equity	$3,600	$5,351

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Operations

(U.S. Dollars and shares in thousands)

	Three Months Ended		Six Months Ended		Cumulative From September 3, 1996 to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	860	234	1,157	549	68,250
Impairment of capital assets	-	-	-	-	386
Gain on deferred lease inducements	-	-	-	-	(497)
Acquired in-process research and development	-	-	-	-	13,094
General and administrative	390	338	710	1,044	31,259
Total operating expenses	1,250	572	1,867	1,593	112,492

Loss from operations	(1,250)	(572)	(1,867)	(1,593)	(112,492)

Other income (expense):
Settlement of Cadherin litigation	-	-	-	-	(1,283)
Interest expense	-	-	-	-	(19)
Unrealized/realized gain on derivatives	645	225	3,971	5,905	8,792
Other income	-	-	-	-	264
Interest income (loss) and other	3	(1)	8	9	2,880
Total other income (expense), net	648	224	3,979	5,914	10,634

Net (loss)/income and total comprehensive (loss)/income	$(602)	$(348)	$2,112	$4,321	$(101,858)

Basic and diluted net (loss)/income per common share	$(0.02)	$(0.01)	$0.08	$0.17
Weighted-average number of common shares outstanding, basic	25,158	25,158	25,158	25,158
Weighted-average common shares outstanding, diluted	25,158	25,158	25,158	25,158

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands)

	Three Months Ended		Six Months Ended		Cumulative From September 3,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	1996 to June 30, 2012
Cash flows (used in):
Operating activities:

Net (loss)/income	$(602)	$(348)	$2,112	$4,321	$(101,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation	-	-	-	-	1,187
Unrealized(gain) on derivative	(645)	(225)	(3,971)	(5,905)	(8,792)
Amortization of deferred lease inducements	-	-	-	-	(412)
Unrealized foreign exchange loss	-	(13)	-	(3)	36
Loss on impairment of capital assets	-	-	-	-	386
Non-cash severance	-	-	-	-	168
Stock-based compensation - consultants	35	49	35	49	931
Stock-based compensation - employees	17		17		10,112
Acquired in-process research and development	-	-	-	-	13,094
Changes in operating assets and liabilities	62	2,309	96	(285)	(10)
Net cash used in operating activities	(1,133)	1,772	(1,711)	(1,823)	(83,754)
Investing activities:
Purchase of capital assets	-	-	-	-	(1,440)
Disposal of capital assets	-	-	-	-	115
Proceeds from sale of assets	-	-	-	-	24
Release of restricted cash	-	-	-	-	190
Restricted cash	-	-	-	-	(209)
Purchase of short-term investments	-	-	-	-	(22,148)
Redemption of short-term investments	-	-	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	-	-	(166)
Acquired intellectual property rights	-	-	-	-	(640)
Net cash used in investing activities	-	-	-	-	(1,483)
Financing activities:
Conversion of long-term debt to equity	-	-	-	-	68
Long-term debt repayment	-	-	-	-	(65)
Capital lease repayments	-	-	-	-	(8)
Issuance of units, net of issue costs	-	-	-	2,566	86,443
Registration expense	-	-	-	-	(465)
Proceeds from convertible note	-	-	-	-	3,017
Other liability repayments	-	-	-	-	(87)
Financing expenses	-	-	-	-	(544)
Security deposits received	-	-	-	-	35
Proceeds from exercise of stock options	-	-	-	-	51
Net cash provided by financing activities	-	-	-	2,566	88,445

Effect of exchange rate on cash and cash equivalents		15		139	378
(Decrease)/Increase in cash and cash equivalents	(1,133)	1,787	(1,711)	882	3,586
Cash and cash equivalents - Beginning of period	4,719	5,023	5,297	5,947	-

Cash and cash equivalents - End of period	$3,586	$6,810	$3,586	$6,810	$3,586

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

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock of	Additional Paid- in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Number(Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,815)	(4,926)
Stock options issued to consultants	-	-	-	20	-	-	20
Stock options issued to employees	-	-	-	129	-	-	129
Rights offering,	4,697	1,023	-	199	-	(1,250)	(28)
Net income	-	-	-	-	-	4,685	4,685
Balance at December 31, 2011	25,158	65,952	-	38,065	1,243	(105,380)	(120)
Net income	-	-	-	-	-	2,715	2,715
Balance at March 31, 2012	25,158	65,952	-	38,065	1,243	(102,665)	2,595
Stock options issued to consultants	-	-	-	35	-	-	35
Stock options issued to employees	-	-	-	17	-	-	17
Net loss	-	-	-	-	-	(602)	(602)
Balance at June 30, 2012	25,158	65,952	-	38,117	1,243	(103,267)	2,045

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

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that Adherex will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is a development stage company and during the six months ended June 30, 2012, generated net income of $2,112 which includes an unrealized non-cash gain of $3,971 on derivative liabilities. Cash used in operations in the six months ended June 30, 2012 was $1,711. At June 30, 2012, the Company had an accumulated deficit of $103,267and had experienced negative cash flows from operations since inception in the amount of $83,754.These circumstances cast substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance its business strategy beyond the current trials through the issuance of equity, debt or collaboration. If the Company fails to arrange for sufficient capital on a timely basis, it may be required to curtail its business activities until it can obtain adequate financing.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.The Company's accounting policies are consistent with those presented in the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. These unaudited interim consolidated financial statements have been prepared in U.S. dollars.

On August 25, 2011, the Company affected an 18-for-1 reverse split of its share capital. Accordingly, the share, per share, and share option data appearing in the unaudited interim consolidated financial statements and notes have been adjusted for all periods to reflect the impact of the reverse split.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these unaudited interim consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at June 30, 2012, and to state fairly the results for the periods presented. The most significant estimates included in these financial statements are the derivative instruments described in Note 3. There were significant changes in their valuation during the quarter.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2012, the Company had $3,473 in money market investments, which typically have minimal risk and $113 in cash of which $4 was in Canadian dollars. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. The Company did not experience any loss or write down of its money market investments for the six-month periods ended June 30, 2012 and 2011, respectively.

3.	Derivative Instruments

Effective January 1, 2009, the Company adopted Accounting Standards Codification (ASC) Topic 815-40, "Derivatives and Hedging" (ASC 815-40). One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency. The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments. ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions: (a) indexed to the Company's own stock; and (b) classified in stockholders' equity in the Company's statement of financial position. The Company's outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is United States dollars. Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as a liability. All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency, and are included in stockholders' equity (deficiency).

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

These warrants were recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

As of June 30, 2012, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $691 and $394, respectively (December 31, 2011 – warrants expiring April 30, 2015 and March 29, 2016, fair value of $3,672 and $1,340 respectively), and the gain on these warrants for the three months ended June 30, 2012 was $513 and $125, respectively (For the three months ended June 30, 2011 - warrants expiring April 30, 2015 and March 29, 2016, gain of $154 and 71 respectively.) The six month gain on the warrants expiring April 30, 2015 and March 29, 2016 for the six months ended June 30, 2012 was $2,981 and $946, respectively (For the six months ended June 30, 2011 - warrants expiring April 30, 2015 and March 29, 2016, gain of $5,221 and 71 respectively.) There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Gain/(Loss) on Derivative Instruments	Three months ended June 30, 2012	Three months ended June 30, 2011
Warrants expiring April 30, 2015	513	154
Warrants expiring March 29, 2016	125	71
Rights offering derivative	-	-
Options to contractors	7	-
Gain on Derivative Instruments	645	225

Gain/(Loss) on Derivative Instruments	Six months ended June 30, 2012	Six months ended June 30, 2011
Warrants expiring April 30, 2015	2,981	5,221
Warrants expiring March 29, 2016	946	71
Rights offering derivative	-	613
Options to contractors	44	-
Gain on Derivative Instruments	3,971	5,905

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In February 2011, the Company filed a final short form prospectus for a rights offering. In accordance with the terms of the rights offering, each shareholder of record on March 2, 2011 received one right for each common share held. Every right held entitled the holder thereof to purchase for CAD $0.03, or USD $0.0303 at the shareholder’s option, a unit consisting of one common share along with one warrant to purchase a common share of the Company at CAD $0.08. The rights began trading on March 2, 2011 on the TSX and on the Pink Sheets, and expired on March 29, 2011.

On March 2, 2011, the Company recognized a derivative financial liability of $1,250 associated with the Company’s obligation to carry out the rights offering. The deficit was adjusted by a corresponding amount. The derivative financial liability was adjusted to fair value at each quarter end with changes being recognized in earnings until the expiry of the warrants. During the three months ended March 31, 2011, the Company recognized a realized derivative gain of $613. The rights expired on March 29, 2011.

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

During the three months ended June 30, 2012, the Company issued no options to contractors with a Canadian dollar denominated strike price. However, during 2010 and 2011, the Company issued 194 options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13, no such exception exists for contractors. For the three and six months ended June 30, 2012, the gain on these derivatives related to contractor options was $7 and $44, respectively, compared to the three and six months ended June 30, 2011 in which the gain on these derivatives related to contractor options was nil.

4.	Stockholders' Equity

On August 10, 2011, the Board of Directors approved a 18-for-1 reverse stock split, or “Share Consolidation”, which became effective on August 25, 2011. The 18-for-1 reverse stock split affected all of the Company’s common shares, stock options and warrants outstanding at the effective date. Consequently, the Company has retroactively adjusted its financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis. The number of units and unit prices have not been adjusted to reflect the Share Consolidation, and the number of warrants outstanding have not been adjusted to reflect the Share Consolidation (in accordance with the terms of the warrants, the number of shares of common stock issuable thereunder was adjusted as a result of the Share Consolidation but not the number of warrants outstanding).

Warrants to purchase common stock

At June 30, 2012, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD $1.44 and a weighted average remaining life of 3.0 years:

Warrant Description	Common Shares Issuable Upon Exercise of Outstanding Warrants at June 30, 2012	Exercise Price In CAD Dollars	Expiration Date
Investor warrants (1)	13,337	$1.44	April 30, 2015
Investor warrants (2)	4,698	$1.44	March 29, 2016
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

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

(2) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of CAD $0.03 per unit for total net proceeds of $2,547. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). As a result of the Share Consolidation, each eighteen (18) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$1.44 per whole share for a period of five years from the issue date.

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time.  Based upon the current shares outstanding, a maximum of 6,290 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant.  All options vest within three years or less and are exercisable for a period of seven years from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants.  During the three and six-month periods ended June 30, 2012 the Company recognized total stock-based compensation expense of $52 and $52. During the three and six-month periods ended June 30, 2011 the Company recognized total stock-based compensation expense of $49 and $49.

Valuation assumptions

The value of options granted in the three months ended June 30, 2012 and June 30, 2011, respectively were estimated using the Black-Scholes option-pricing model, using the following assumptions: expected dividend 0% and 0% respectively; risk-free interest rate of 1.125 – 1.25% and 2.5% - 2.59%, respectively; expected volatility of 132-3% and 134.7% respectively; and a 7 year expected life.

Stock option activity

The following is a summary of option activity for the six months ended June 30, 2012 for stock options denominated in Canadian dollars:

Options in thousands	Number of Options (thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2011	4,171	CAD$	0.78
Granted	-		-
Exercised	-		-
Expired	-		-
Outstanding at June 30, 2012	4,171	CAD$	0.78

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivatives liabilities. They are recorded at fair value estimated using the Black Scholes model with the gain or loss reported as unrealized gain (loss). During the six months ended June 30, 2011,107,677 options were issued to contractors.

The following is a summary of option activity for the six months ended June 30, 2012 for stock options denominated in U.S. dollars:

Options in thousands	Number of Options (thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2011	963	$8.51
Granted	315	0.20
Exercised	-	-
Expired	(39)	1.20
Outstanding at June 30, 2012	1,239	$6.63

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at June 30, 2012
	Quoted Price in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	-	$3,473	-	$3,473
Liabilities
Derivative liabilities	-	1,106	-	1,106
TOTAL	-	$4,579	-	$4,579

The Company's financial instruments include cash equivalents and derivatives. Only cash equivalents and derivatives are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company. The warrants are carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 1.01%-1.15%; expected volatility of 128% - 141%; and a 2.83 or 3.75 year remaining life. The options also use the Black-Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 1.26%-1.32% expected volatility of 123%-126%; and a 5.4-5.9 year remaining life. The risk free rate was based on Bank of Canada Bond issues of similar term. Expected volatility was estimated by using historical volatility of weekly close share prices for a period equal to the remaining life of the instrument.

6.	Commitments

The Company had no material commitments for capital expenses as of June 30, 2012.The following table represents its contractual obligations and commitments at June 30, 2012 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total

OCT Clinical Service Agreement (1)	$356	$-	$356
Oregon Health & Science University(2)	-	500	500
Database Integration Service Agreement (3)	80	-	80
Total	$436	$500	$936

(1)	Under the service agreement with OCT Group LLC entered in August 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. Further the Company amended the agreement in June 2012 for the transition to a paper based database to be developed by OCT.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

(2)	Under the license agreement with Oregon Health & Science University (OHSU) for STS, the Company is required to pay specified amounts in the event that we complete certain Adherex-initiated clinical trials. For example, upon the successful completion of the Phase III clinical trial with COG or SIOPEL, we may become responsible for a payment to OHSU of up to $0.5 million. In addition, under the license agreement upon the first commercial sale of STS we may become responsible for another payment to OHSU of up to $0.3 million. Royalty payments, which are contingent on sales, are not included.

(3)	Under the service agreement with Database Integrations entered in December 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made monthly with the last payment to be made upon the completion of the milestone of the database lock.

Adherex Technologies Inc.

(a development stage company)

(U.S. dollars and shares in thousands, except per share information)

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

Overview

Adherex Technologies, Inc. is a biopharmaceutical company focused on cancer therapeutics. We incorporated under the Canada Business Corporations Act(“CBCA”). At the Company's June 2011 Annual Meeting, shareholders of Adherex approved the continuation of Adherex Technologies’ federal incorporation under the CBCA to incorporation under the Business Corporations Act (British Columbia). We have three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company.

On August 25, 2011, Adherex filed Articles of Amendment under the CBCA to implement a eighteen-for-one reverse split of our common stock (defined herein as the “Share Consolidation”).  As a result of the Share Consolidation, every eighteen shares of common stock outstanding on August 25, 2011 were combined into one share of common stock. Our common stock began trading on the Toronto Stock Exchange and the OTC market (on the OTCQB tier) on a post-Share Consolidation basis on August 30, 2011.The share consolidation reduced the number of shares of the Company's outstanding common stock from approximately 452.8 million, to approximately 25.2 million as of August 25, 2011, the effective date of the Share Consolidation. Consequently, the Company has retroactively adjusted its financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis.

Adherex Technologies Inc.

(a development stage company)

(U.S. dollars and shares in thousands, except per share information)

Our current prioritization initiative focuses primarily on our clinical activities with eniluracil, as well as logistical and product support of ongoing clinical programs.  Eniluracil was previously under development by GlaxoSmithKline. GlaxoSmithKline advanced eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. We expect the proceeds we received from the April 2010 Private Placement and the Rights Offering completed in March 2011 will be sufficient to fund a Phase II trial involving approximately 140 patients. We expect results from those trials to be indicative of the future viability of eniluracil and will allow us to assess whether further development and testing of eniluracil is warranted. The Phase II trial is currently open for recruitment in Russia and the United States and enrolled its first patient on April 27, 2011. The Company has enrolled 134 patients as of August 10, 2012 and anticipates that it will achieve full enrollment during the Company's fourth calendar quarter of 2012.

We are currently conducting Phase III trials of STS conducted by the International Childhood LiverTumour Strategy Group, known as SIOPEL and the Children's Oncology Group.  Each of these trials is managed by SIOPEL and the Children’s Oncology Group, respectively, and each group is responsible for the costs of the trial. We continue to hold STS patents and our responsibility in the testing is limited to providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study.  The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide and the Children's Oncology Group study was designed to enroll up to 135 pediatric patients worldwide in five different disease indications.  The Company's Children Oncology Group study completed enrollment during the three months ended June 30, 2012. The SIOPEL trial has enrolled 55 patients as of August 10, 2012.

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

We have financed our operations since our inception on September 3, 1996 through the sale of equity and debt securities. We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated net income of approximately $2,112 for the six months ended June 30, 2012. The net income for the period ended June 30, 2012 was primarily as a result of a $3,971 unrealized non-cash gain on derivative liabilities, offset by operating expenses relating principally to the eniluracil Phase II clinical trial. As of June 30, 2012, our deficit accumulated during development stage was approximately $103,267.

As a result of our limited financial resources we have postponed or terminated many of our previously planned or ongoing clinical development programs. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, our filed Form 10-K for the year ended December 31, 2011 included a notation related to the substantial doubt of our ability to continue as a going concern. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we had anticipated may be thereafter required. To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the implementation of further cost reduction measures. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of product candidates, will depend on the availability of financial resources, the results of our clinical trials and any directives from regulatory agencies, which are difficult to predict. Our general and administrative expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance, and other administrative matters associated with our corporate office in Research Triangle Park, North Carolina in support of our drug development programs.

Adherex Technologies Inc.

(a development stage company)

(U.S. dollars and shares in thousands, except per share information)

Results of Operations

Three months ended June 30, 2012 versus three months ended June 30, 2011:

In thousands of U.S. Dollars	Three Months Ended June 30,2012	Three Months Ended June 30, 2011	Change

Revenuet	$-	$-	$-
Operating expenses:
Research and development	860	234	626
General and administration	390	338	52
Total operating expenses	(1,250)	(572)	(678)

Loss from operations	(1,250)	(572)	(678)

Unrealized gain/(loss) on derivatives	645	225	420
Interest and other income	3	(1)	4
Net loss and total comprehensive loss	$(602)	$(348)	$(254)

There was a significant increase in research and development expenses for the three months ended June 30, 2012 as compared to the same period in 2011 due to the increased enrollment in the Phase II eniluracil trial. Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period. For the three months ended June 30, 2012 the Company had enrolled 125 patients in the Phase II eniluracil trial in comparison to 13 patients enrolled in the three months ended June 30, 2011

The Company recorded an unrealized gain on derivatives of $645 in the three months ended June 30, 2012 compared to an unrealized gain of $225 in the three months ended June 30, 2011. These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Our results of operations for the six months ended June 30, 2012 versus six months ended June 30, 2011 were as follows:

In thousands of U.S. Dollars	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	1,157	549	608
General and administration	710	1,044	(334)
Total operating expenses	1,867	1,593	274
Unrealized/realized gain/(loss) on derivatives	3,971	5,905	(1,934)
Interest and other income	8	9	(1)
Net income/ (loss)	$2,112	$4,321	$(2,131)

Total operating expenses were approximately $1,867 for the six months ended June 30, 2012 and approximately $1,593 for the six months ended June 30, 2011. The increase of approximately $274 was primarily due to increased costs associated with the Company’s Phase II eniluracil trial offset by decreased general and administrative expenses. Research and development expenses increased approximately $608in the period ended June 30, 2012 compared to the similar period as a result of the increased enrollment and activity in the Phase II trial of eniluracil. General and administrative expenses decreased $334 as a result of costs incurred during the six months ended June 30, 2011 relating to the March 2011 Rights Offering.

Adherex Technologies Inc.

(a development stage company)

(U.S. dollars and shares in thousands, except per share information)

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through June 30, 2012, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Income (Loss) for the Period	Basic and Diluted Net Income(Loss) per Common Share

September 30, 2010	$1,694	$0.08
December 31, 2010	(8,895)	(0.32)
March 31, 2011	4,669	0.23
June 30, 2011	(348)	(0.01)
September 30, 2011	(3,144)	(0.17)
December 31, 2011	3,508	0.14
March 31, 2012	2,715	0.11
June 30, 2012	(602)	(0.02)

Liquidity and Capital Resources

In thousands of U.S. dollars	June 30, 2012	December 31, 2011
Selected Asset and Liability Data:
Cash and cash equivalents	$3,586	$5,297
Other current assets	14	54
Derivative liabilities	1,106	5,077
Other current liabilities	449	394
Long term liabilities
Working capital [Current Assets - Current Liabilities excluding the derivative liabilities]	3,151	4,957
Selected Stockholders’ Equity Data:
Common stock	$65,952	$65,952
Deficit accumulated during the development stage	(103,267)	(105,380)
Total stockholders’ equity (deficiency)	2,045	(120)

Cash and cash equivalents were approximately $5,297 at December 31, 2011 and approximately $3,586 at June 30, 2012. The decrease of approximately $1,711 is attributable to the Company's operating expenses.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $88,900 through June 30, 2012.We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $103,267 at June 30, 2012. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the six months ended June 30, 2012 was approximately $1,711, as compared to approximately $1,823 during the same period in 2011. This decrease is due to expenses relating to the rights offering in 2011 which did not recur during the six months ended June 30, 2012 offset by increased research and development expenses incurred from the ongoing Phase II eniluracil trial. There was no net cash provided by financing activities for the six months ended June 30, 2012 as compared to approximately $2,566 during the same period in 2011.

Adherex Technologies Inc.

(a development stage company)

(U.S. dollars and shares in thousands, except per share information)

Outstanding Share Information

The outstanding share data for our company as of June 30, 2012 (in thousands):

June 30, 2012
Common shares	25,158
Warrants	18,035
Stock options	5,410
Total	48,603

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2012, we had approximately $3,600 in cash accounts. We have not experienced any loss or write down of our money market investments for the six months ended June 30, 2012 and 2011, respectively.

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

Contractual Obligations and Commitments

We had no material commitments for capital expenses as of June 30, 2012. The following table represents our contractual obligations and commitments at June 30, 2012 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total

OCT Clinical Service Agreement (1)	$356	$-	$356
Oregon Health & Science University(2)	-	500	500
Database Integration Service Agreement (3)	80	-	80
Total	$436	$500	$936

(1)	Under the service agreement with OCT Group LLC entered in August 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. Further the Company amended the agreement in June 2012 for the transition to a paper based database to be developed by OCT.

(2)	Under the license agreement with Oregon Health & Science University (OHSU) for STS, we are required to pay specified amounts in the event that we complete certain Adherex-initiated clinical trials. For example, upon the successful completion of the Phase III clinical trial with COG or SIOPEL, the Company may become responsible for a payment to OHSU of up to $0.5 million. In addition, under the license agreement upon the first commercial sale of STS we may become responsible for another payment to OHSU of up to $0.3 million. Royalty payments, which are contingent on sales, are not included.

Adherex Technologies Inc.

(a development stage company)

(U.S. dollars and shares in thousands, except per share information)

(3)	Under the service agreement with Database Integrations entered in December 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made monthly with the last payment to be made upon the completion of the milestone of the database lock.

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

Research and development expenses for the three months ended June 30, 2012 and 2011 were $860 and $234 respectively and for the six months then ended totaled $1,157 and $549, respectively. The increase in research and development expenses relates to the increased enrollment and ongoing clinical support of the Phase II eniluracil trial. As a result of the commencement of the trial, increased research and development expenses included patient monitoring, database support and drug shipment costs to Russia.

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

At June 30, 2012, we had approximately $3,500 in money market investments which typically have minimal market risk. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. We have not experienced any loss or write down of our money market investments for the three months ended June 30, 2012 and 2011.

Adherex Technologies Inc.

(a development stage company)

(U.S. dollars and shares in thousands, except per share information)

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe, Russia and the Pacific Rim. To date, we have not employed the use of derivative instruments to hedge our exposure to changes in currency exchange rates; however, we do hold Canadian dollars which we use to pay certain research and other corporate obligations conducted in Canada. At June 30, 2012 we held approximately $5 Canadian dollars.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

After the Company filed its Current Report on Form 8-K under Item 4.02 on November 2, 2010, the Company took remedial actions for our internal control weaknesses by contracting additional personnel with experience in the application of U.S. GAAP financial accounting and reporting requirements in order to assist management in its financial accounting and reporting functions. In addition, the Company has engaged additional accounting resources during the first and second quarters of 2012 to assist with the Company's U.S. GAAP financial accounting and reporting requirements. We believe that this added experience and knowledge should, over time, remediate the material internal control weakness of having sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the complexity of our financial accounting and reporting requirements. Further we believe that this has helped remedy, but has not eliminated, the control deficiency described above regarding lack of sufficient staff to segregate accounting duties. To finance our continuing operations, we will need to raise additional funds beyond those from our April 2010 private placement and the Rights Offering. Once we are able to secure additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.Risk Factors.

Additional Risks Related to our Business

We do not presently have the financial or human resources to complete Phase III trials for our lead product candidates.

We do not presently have the financial or human resources internally to complete Phase III trials for any of our lead product candidates.  We are currently enrolling patients in a Phase II trial for eniluracil. If these trials are successful, and if we decide to continue to develop eniluracil, we will need additional funding, or we will need to enlist a partner to conduct future trials.

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

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” who are generally individuals with a net worth in excess of $1,000,000 (excluding the value of their primary residence) or annual incomes exceeding $200,000or $300,000 together with their spouses. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2012 and May 18, 2012, the Company issued 254,335 and 61,111stock options, respectively, to certain consultants and officers of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD dollar denominated grants at an exercise price of $0.18 and $0.20 per share, respectively, and are exercisable for a period of 7 years from the grant date.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

10.1	Amended Master Service Agreement with OCT Group LLC, dated June 4, 2012 (included as Exhibit 10.1 to Form 10-Q of Adherex, filed August 10, 2012, and incorporated herein by reference).

10.2	Notice of Termination of Master Service Agreement between Adhere Technologies, Inc. and Database Integrations, Inc. dated August 2, 2012 (filed August 10, 2012 and incorporated herein by reference).

99.1	Press Release for Quarter Ended June 30, 2012 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: August 10, 2012	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 10, 2012	By:	/s/ Robert Andrade

Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

