Form 10-Q
period 2012-09-30
ADHEREX TECHNOLOGIES INC
filed 2012-11-14
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 10, 2012, there were 25,157,618 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	September 30, 2012	December 31, 2011

Assets

Current assets:
Cash and cash equivalents	$2,860	$5,297
Prepaid expenses	64	35
Other current assets	6	19
Total assets	$2,930	$5,351

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$315	$342
Accrued liabilities	87	52
Derivative liability (Note 3)	1,244	5,077

Total liabilities	1,646	5,471

Commitments (see Note 6)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 25,158 shares issued and outstanding (2011-25,158)	65,952	65,952
Additional paid-in capital	38,120	38,065
Deficit accumulated during development stage	(104,031)	(105,380)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity (deficiency)	1,284	(120)
Total liabilities and stockholders’ equity	$2,930	$5,351

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		Cumulative From September 3, 1996 to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	357	439	1,514	988	68,607
Impairment of capital assets	-	-	-	-	386
Gain on deferred lease inducements	-	-	-	-	(497)
Acquired in-process research and development	-	-	-	-	13,094
General and administrative	273	505	983	1,548	31,532
Total operating expenses	630	944	2,497	2,536	113,122

Loss from operations	(630)	(944)	(2,497)	(2,536)	(113,122)

Other (expense) income :
Settlement of Cadherin litigation	-	-	-	-	(1,283)
Interest expense	-	-	-	-	(19)
Unrealized (loss) gain on derivatives	(139)	(2,221)	3,832	3,683	8,652
Other income	-	-	-	-	264
Interest income and other	5	21	13	29	2,885
Total other income (expense), net	(134)	(2,200)	3,845	3,712	10,499

Net (loss) income	$(764)	$(3,144)	$1,348	$1,176	$(102,623)

Basic and diluted net (loss) income per common share	$(0.03)	$(0.17)	$0.05	$0.05
Weighted-average number of common shares outstanding, basic	25,158	18,085	25,158	23,592

Weighted-average number of common shares outstanding, diluted	25,158	18,085	25,158	23,793

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements.)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands)

					Cumulative
					From
	Three Months Ended		Nine Months Ended		September 3,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	1996 to September 30, 2012
Cash flows (used in):
Operating activities:

Net (loss) income	$(764)	$(3,144)	$1,348	$1,176	$(102,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-	-	1,404
Non-cash settlement of Cadherin litigation	-	-	-	-	1,187
Unrealized loss (gain) on derivative	139	2,221	(3,832)	(3,683)	(8,652)
Amortization of deferred lease inducements	-	-	-	-	(412)
Unrealized foreign exchange (income) loss	-	-	-	(3)	36
Loss on impairment of capital assets	-	-	-	-	386
Non-cash severance	-	-	-	-	168
Stock-based compensation - consultants	3	29	38	77	934
Stock-based compensation - employees	-	129	17	129	10,112
Acquired in-process research and development	-	-	-	-	13,094
Changes in operating assets and liabilities	(104)	129	(8)	(155)	(111)
Net cash used in operating activities	(726)	(636)	(2,437)	(2,459)	(84,479)
Investing activities:
Purchase of capital assets	-	-	-	-	(1,440)
Disposal of capital assets	-	-	-	-	115
Proceeds from sale of assets	-	-	-	-	24
Release of restricted cash	-	-	-	-	190
Restricted cash	-	-	-	-	(209)
Purchase of short-term investments	-	-	-	-	(22,148)
Redemption of short-term investments	-	-	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	-	-	(166)
Acquired intellectual property rights	-	-	-	-	(640)
Net cash used in investing activities	-	-	-	-	(1,483)
Financing activities:
Conversion of long-term debt to equity	-	-	-	-	68
Long-term debt repayment	-	-	-	-	(65)
Capital lease repayments	-	-	-	-	(8)
Issuance of units, net of issue costs	-	-	-	2,566	86,443
Registration expense	-	-	-	-	(465)
Proceeds from convertible note	-	-	-	-	3,017
Other liability repayments	-	-	-	-	(87)
Financing expenses	-	-	-	-	(544)
Security deposits received	-	-	-	-	35
Proceeds from exercise of stock options	-	-	-	-	51
Net cash provided by financing activities	-	-	-	2,566	88,445

Effect of exchange rate on cash and cash equivalents				120	377
(Decrease) Increase in cash and cash equivalents	(726)	(636)	(2,437)	227	2,860
Cash and cash equivalents - Beginning of period	3,586	6,810	5,297	5,947	-

Cash and cash equivalents - End of period	$2,860	$6,174	$2,860	$6,174	$2,860

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements.)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Deficiency)

(U.S. dollars and shares in thousands)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Number (Note 4)	Amount	of Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at June 30, 1996	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	89	-	-	-	-	-	-
Net loss	-	-	-	-	-	(37)	(37)
Balance at June 30, 1997	89	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(398)	(398)
Balance at June 30, 1998	89	-	-	-	-	(435)	(435)
Exchange of Adherex, Inc. shares for Adherex Technologies Inc. shares	(89)	-	-	-	-	-	-
Issuance of common stock	239	1,615	-	-	-	-	1,615
Cumulative translation adjustment	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(958)	(958)
Balance at June 30, 1999	239	1,615	-	-	20	(1,393)	242
Issuance of common stock	16	793	-	-	-	-	793
Issuance of equity rights	-	-	-	171	-	-	171
Issuance of special warrants	-	-	-	255	-	-	255
Settlement of advances:
Issuance of common stock	16	175	-	-	-	-	175
Cancellation of common stock	(7)	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	16	-	16
Net loss	-	-	-	-	-	(1,605)	(1,605)
Balance at June 30, 2000	264	2,583	-	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering (“IPO”)	74	5,727	-	-	-	(38)	5,689
Other	5	341	-	-	-	-	341
Issuance of special warrants	-	-	-	1,722	-	-	1,722
Conversion of special warrants	30	1,977	-	(1,977)	-	-	-
Issuance of Series A special warrants	-	-	-	4,335	-	-	4,335
Conversion of Series A special warrants	69	4,335	-	(4,335)	-	-	-
Conversion of equity rights	4	171	-	(171)	-	-	-
Cumulative translation adjustment	-	-	-	-	182	-	182
Net loss	-	-	-	-	-	(2,524)	(2,524)
Balance at June 30, 2001	446	15,134	-	-	218	(5,560)	9,792
Cumulative translation adjustment	-	-	-	-	11	-	11
Net loss	-	-	-	-		(3,732)	(3,732)
Balance at June 30, 2002	446	15,134	-	-	229	(9,292)	6,071

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements.)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)

(U.S. dollars and shares in thousands)

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

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)

(U.S. dollars and shares in thousands)

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

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements.)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)

(U.S. dollars and shares in thousands)

	Common Stock		Non-redeemable Preferred Stock of	Additional Paid- in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,815)	(4,926)
Stock options issued to consultants	-	-	-	20	-	-	20
Stock options issued to employees	-	-	-	129	-	-	129
Rights offering	4,697	1,023	-	199	-	(1,250)	(28)
Net income	-	-	-	-	-	4,685	4,685
Balance at December 31, 2011	25,158	65,952	-	38,065	1,243	(105,380)	(120)
Net income	-	-	-	-	-	2,715	2,715
Balance at March 31, 2012	25,158	65,952	-	38,065	1,243	(102,665)	2,595
Stock options issued to consultants	-	-	-	35	-	-	35
Stock options issued to employees	-	-	-	17	-	-	17
Net loss	-	-	-	-	-	(602)	(602)
Balance at June 30, 2012	25,158	65,952	-	38,117	1,243	(103,267)	2,045
Stock options issued to consultants	-	-	-	3	-	-	3
Net loss	-	-	-	-	-	(764)	(764)
Balance at September 30, 2012	25,158	65,952	-	38,120	1,243	(104,031)	1,284

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

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) that are applicable to a going concern which contemplates that Adherex will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is a development stage company and during the nine months ended September 30, 2012, generated net income of $1,348 which includes an unrealized non-cash gain of $3,832 on derivative liabilities. Cash used in operations in the nine months ended September 30, 2012 was $2,437. At September 30, 2012, the Company had an accumulated deficit of $104,031and had experienced negative cash flows from operations since inception in the amount of $84,479.These circumstances cast substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance its business strategy beyond the current trials through the issuance of equity, debt or collaboration. If the Company fails to arrange for sufficient capital on a timely basis, it may be required to curtail its business activities until it can obtain adequate financing.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.The Company's accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. These unaudited interim consolidated financial statements have been prepared in U.S. dollars.

On August 25, 2011, the Company affected an 18-for-1 reverse split of its share capital. Accordingly, the share, per share, and share option data appearing in the unaudited interim consolidated financial statements and notes have been adjusted for all periods to reflect the impact of the reverse split.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in these unaudited interim consolidated financial statements. Actual results could differ from these estimates. In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at September 30, 2012, and to state fairly the results for the periods presented. The most significant estimates included in these unaudited interim consolidated financial statements are the derivative instruments described in Note 3. There were significant changes in their valuation during the quarter.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2012, the Company had $2,710 in money market investments, which typically have minimal risk and $150 in cash of which $11 was in Canadian dollars. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. The Company did not experience any loss or write down of its money market investments for the nine-month periods ended September 30, 2012 and 2011, respectively.

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

The Company's derivative instruments include warrants to purchase 18,035 shares, the exercise prices for which are denominated in a currency other than the Company's functional currency, as follows:

•	Warrants to purchase 13,337 shares exercisable at CAD$1.44 per whole share that expire on April 30, 2015; and

•	Warrants to purchase 4,698 shares exercisable at CAD$1.44 per whole share that expire on March 29, 2016.

These warrants were recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain (loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

As of September 30, 2012, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $820 and $399, respectively (December 31, 2011 – warrants expiring April 30, 2015 and March 29, 2016, fair value of $3,672 and $1,340, respectively), and the loss on these warrants for the three months ended September 30, 2012 was $129 and $6, respectively (for the three months ended September 30, 2011 - warrants expiring April 30, 2015 and March 29, 2016, loss of $1,615 and $589, respectively.). The unrealized gain on the warrants expiring April 30, 2015 and March 29, 2016 for the nine months ended September 30, 2012 was $2,852 and $940, respectively (for the nine months ended September 30, 2011 - warrants expiring April 30, 2015 and March 29, 2016, gain of $3,606 and a loss of $519, respectively.). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Gain (Loss) on Derivative Instruments	Three months ended September 30, 2012	Three months ended September 30, 2011
Warrants expiring April 30, 2015	(129)	(1,615)
Warrants expiring March 29, 2016	(6)	(589)
Options to contractors	(4)	(17)
Gain (loss) on Derivative Instruments	(139)	(2,221)

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Gain (Loss) on Derivative Instruments	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Warrants expiring April 30, 2015	2,852	3,606
Warrants expiring March 29, 2016	940	(519)
Rights offering derivative	-	613
Options to contractors	40	(17)
Gain on Derivative Instruments	3,832	3,683

In February 2011, the Company filed a final short form prospectus for a rights offering. In accordance with the terms of the rights offering, each shareholder of record on March 2, 2011 received one right for each common share held. Every right held entitled the holder thereof to purchase for CAD$0.03, or USD $0.0303 at the shareholder’s option, a unit consisting of one common share along with one warrant to purchase a common share of the Company at CAD$0.08. The rights began trading on March 2, 2011 on the TSX and on the Pink Sheets, and expired on March 29, 2011.

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

Under the terms of the rights offering, the monetary amount to be received by the Company upon the exercise of rights was not fixed. Each holder of rights could elect either the CAD$0.03 or USD$0.0303 subscription price. Furthermore, the CAD$0.03 subscription price was not denominated in the Company’s U.S. dollar functional currency. Therefore, the pro rata distribution of rights to the Company’s shareholders was accounted for as a derivative financial liability measured at fair value.

Upon the closing of the rights offering in March 2011, the Company issued 84,559 units for total proceeds of $2,566. Accordingly, the Company recorded an increase in Common stock of $1,023 (4,697 shares). Expenses and fees relating to the rights offering totaled approximately $300 and were expensed since it was uncertain as to whether any shares would be issued.

During the three months ended September 30, 2012, the Company issued no options to contractors with a Canadian dollar denominated strike price. However, during 2010 and 2011, the Company issued 194 options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13, no such exception exists for contractors. For the three and nine months ended September 30, 2012, the gain (loss) on these derivatives related to contractor options was $(4) and $40, respectively, compared to the three and nine months ended September 30, 2011 in which the loss on these derivatives related to contractor options was $(17).

4.	Stockholders' Equity

On August 10, 2011, the Board of Directors approved an 18-for-1 reverse stock split, or “Share Consolidation”, which became effective on August 25, 2011. The 18-for-1 reverse stock split affected all of the Company’s common shares, stock options and warrants outstanding at the effective date. Consequently, the Company has retroactively adjusted its financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis. The number of units and unit prices have not been adjusted to reflect the Share Consolidation, and the number of warrants outstanding have not been adjusted to reflect the Share Consolidation (in accordance with the terms of the warrants, the number of shares of common stock issuable thereunder was adjusted as a result of the Share Consolidation but not the number of warrants outstanding).

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Warrants to purchase common stock

At September 30, 2012, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD$1.44 and a weighted average remaining life of 3.0 years:

Warrant Description	Common Shares Issuable Upon Exercise of Outstanding Warrants at September 30, 2012	Exercise Price In CAD Dollars	Expiration Date
Investor warrants (1)	13,337	$1.44	April 30, 2015
Investor warrants (2)	4,698	$1.44	March 29, 2016
	18,035

(1) On April 30, 2010, the Company announced that it had completed a first closing of a non-brokered private placement (“Private Placement”) of 240,066 units, at a price of CAD$0.03 per unit for net proceeds of CAD$7,200. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). As a result of the Share Consolidation, each eighteen (18) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$1.44 per whole share for a period of five years from the issue date.

(2) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of CAD$0.03 per unit for total net proceeds of $2,547. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). As a result of the Share Consolidation, each eighteen (18) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$1.44 per whole share for a period of five years from the issue date.

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the stock option plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 6,290 options are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. During the three and nine-month periods ended September 30, 2012, the Company recognized total stock-based compensation expense of $3 and $55, respectively. During the three and nine-month periods ended September 30, 2011, the Company recognized total stock-based compensation expense of $158 and $206, respectively.

Valuation assumptions

The value of options granted in the three months ended September 30, 2012 and September 30, 2011, respectively, were estimated using the Black-Scholes option-pricing model, using the following assumptions: expected dividend 0% and 0%, respectively; risk-free interest rate of 1.26% and 1.43-1.68%, respectively; expected volatility of 118% and 132% respectively; and a 7 year expected life. For the nine months ended September 30, 2012 and September 30, 2011 respectively, the value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0% and 0%, respectively; risk-free interest rate of 1.13-1.26% and 2.5%, respectively; expected volatility of 118-133% and 115-116% respectively; and a 7 year expected life.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option activity

The following is a summary of option activity for the nine months ended September 30, 2012 for stock options denominated in Canadian dollars:

	Number of Options (thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2011	4,171	CAD$	0.78
Granted	-		-
Exercised	-		-
Expired	-		-
Outstanding at September 30, 2012	4,171	CAD$	0.78

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivatives liabilities. They are recorded at fair value estimated using the Black-Scholes model with the gain or loss reported as unrealized gain (loss).

The following is a summary of option activity for the nine months ended September 30, 2012 for stock options denominated in U.S. dollars:

	Number of Options(thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2011	963	$8.51
Granted	349	0.19
Exercised	-	-
Expired	(666)	9.91
Outstanding at September 30, 2012	646	$2.58

5.	Fair Value Measurements

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at September 30, 2012
	Quoted Price in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$-	$2,710	$-	$2,710
Liabilities
Derivative liabilities	-	1,244	-	1,244

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company's financial instruments include cash equivalents and derivatives. Only cash equivalents and derivatives are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company. The warrants are carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 1.12%-1.28%; expected volatility of 131%; and a 2.58 or 3.5 year remaining life. The options also use the Black-Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 1.33%-1.37%; expected volatility of 126%-129%; and a 5.14-5.63 year remaining life. The risk-free rate was based on Bank of Canada Bond issues of similar term. Expected volatility was estimated by using historical volatility of weekly close share prices for a period equal to the remaining life of the instrument.

6. Commitments and contingencies

The Company had no material commitments for capital expenses as of September 30, 2012. The following table represents its contractual obligations and commitments at September 30, 2012:

	Less than 1 year	1-3 Years	Total

OCT Clinical Service Agreement (1)	$442	$-	$442
Oregon Health & Science University(2)	500	-	500
Total	$942	$-	$942

(1)	Under the service agreement with OCT Group LLC entered in August 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including: regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. The Company amended the agreement in June 2012 for the transition to a paper-based database to be developed by OCT. In addition, the Company amended the agreement on October 29, 2012 for the addition of up to 20 patients to be enrolled.
(2)	Under the license agreement with Oregon Health & Science University (OHSU) for STS (one of our patented drug candidates), we are required to pay specified amounts in the event that we complete certain Adherex-initiated clinical trials. For example, upon the successful completion of the Phase III clinical trial with Childrens Oncology Group (COG) or the International Childhood Liver Tumour Strategy Group (SIOPEL), the Company may become responsible for a payment to OHSU of up to $500. In addition, under the license agreement upon the first commercial sale of STS we may become responsible for another payment to OHSU of up to $300. Royalty payments, which are contingent on sales, are not included.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP in the United States of America (“U.S.”) and have been prepared by and are the responsibility of the Company’s management. The preparation of these consolidated unaudited financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

We operate in a highly competitive environment that involves significant risks and uncertainties, some of which are beyond our control. Our actual results, performance or achievements may be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Words such as “may”, “will”, “expect”, “might”, “believe”, “anticipate”, “intend”, “could”, “estimate”, “project”, “plan”, and other similar words are one way to identify such forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements with respect to (1) our anticipated sources and uses of cash and cash equivalents; (2) our anticipated commencement dates, completion dates and results of clinical trials; (3) our efforts to pursue collaborations with the government, industry groups or other companies; (4) our anticipated progress and costs of our clinical and preclinical research and development programs; (5) our corporate and development strategies; (6) our expected results of operations; (7) our anticipated levels of expenditures; (8) our ability to protect our intellectual property; (9) the anticipated applications and efficacy of our drug candidates; (10) our ability to attract and retain key employees; and (11) the nature and scope of potential markets for our drug candidates. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. We include forward-looking statements because we believe it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including our need to raise money in the very near term and others as discussed in this report. Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements.

Overview

Adherex Technologies Inc. is a biopharmaceutical company focused on cancer therapeutics. We incorporated under the Canada Business Corporations Act (“CBCA”). At the Company's June 2011 Annual Meeting, shareholders of Adherex approved the continuation of Adherex Technologies’ federal incorporation under the CBCA to incorporation under the Business Corporations Act (British Columbia).We have three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company.

On August 25, 2011, Adherex filed Articles of Amendment under the CBCA to implement an eighteen-for-one reverse stock split of our common stock (defined herein as the “Share Consolidation”). As a result of the Share Consolidation, every eighteen shares of common stock outstanding on August 25, 2011 were combined into one share of common stock. Our common stock began trading on the Toronto Stock Exchange and the OTC market (on the OTCQB tier) on a post-Share Consolidation basis on August 30, 2011. The Share Consolidation reduced the number of shares of the Company's outstanding common stock from approximately 452.8 million, to approximately 25.2 million as of August 25, 2011, the effective date of the Share Consolidation. Consequently, the Company has retroactively adjusted its financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis.

Our current prioritization initiative focuses primarily on our clinical activities with Eniluracil, as well as logistical and product support of ongoing clinical programs. Eniluracil was previously under development by GlaxoSmithKline. GlaxoSmithKline advanced Eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that Eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. We expect the proceeds we received from the April 2010 Private Placement and the Rights Offering completed in March 2011 will be sufficient to fund a Phase II trial involving approximately 140 evaluable patients. We expect results from those trials to be indicative of the future viability of Eniluracil and will allow us to assess whether further development and testing of Eniluracil is warranted. The Phase II trial is currently open for recruitment in Russia and the United States and enrolled its first patient on April 27, 2011. The Company has enrolled 149 patients as of November 10, 2012 and anticipates that it will complete enrollment during the Company's fourth calendar quarter of 2012.

We are currently conducting Phase III trials of STS conducted by the International Childhood Liver Tumour Strategy Group, known as SIOPEL and the Children's Oncology Group. Each of these trials is managed by SIOPEL and the Children’s Oncology Group, respectively, and each group is responsible for the costs of the trial. We continue to hold STS patents and our responsibility in the testing is limited to providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide and the Children's Oncology Group study was designed to enroll up to 135 pediatric patients worldwide in five different disease indications. The Company's Children Oncology Group study completed enrollment during the three months ended June 30, 2012. The SIOPEL trial has enrolled 62 patients as of November 10, 2012.

Our common stock trades on the OTCQB in the United States. Our common stock also trades on the Toronto Stock Exchange. The Toronto Stock Exchange has continuing listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations. On September 18, 2012, the Toronto Stock Exchange issued an official delisting review of our common stock. The Company has been granted up to 120 days to comply with all of the TSX requirements for continued listing.

Our common stock trades on the OTCQB in the United States. Our common stock also trades on the Toronto Stock Exchange (the “TSX”). The TSX has continuing listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations. On September 18, 2012, the TSX issued an official delisting review of our common stock. The remedial delisting review was initiated because the value of the shares of our common stock that are held by “public shareholders” was below the CAD$2.0 million threshold required under the TSX continuing listing standards for a period of 30 consecutive trading days. Southpoint Capital LP (“Southpoint”) holds approximately 11.1 million shares of our common stock or approximately 44.0% of the outstanding common stock of Adherex. Under the TSX continuing listing standards, the value of the shares held by Southpoint cannot be included when calculating the value of the shares held by “public shareholders”. In order to regain compliance in this period, the market value of our Common Stock held by “public shareholders” is required to be CAD$2.0 million for more than 30 consecutive trading days. We have been granted up to 120 days to comply with all of the TSX requirements for continued listing. As of September 30, 2012, the market value of our Common Stock held by “public shareholders” was approximately CAD$2.3 million.

Adherex intends to work closely with the TSX throughout the process to ensure that the best interests of all shareholders are respected. However, it is the desire of Adherex to maintain a listing for the Company's shares. There can be no assurance that the Company will be able to achieve compliance with the TSX's listing requirements within the required time frame. If the Company cannot satisfy the TSX that continued listing on the TSX is warranted, it will explore the possibility of an alternative listing, including the Toronto Venture Exchange.

We have financed our operations since our inception on September 3, 1996 through the sale of equity and debt securities. We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated net income of approximately $1,348 for the nine months ended September 30, 2012. The net income for the period ended September 30, 2012 was primarily as a result of a $3,832 unrealized non-cash gain on derivative liabilities, offset by operating expenses relating principally to the Eniluracil Phase II clinical trial. As of September 30, 2012, our deficit accumulated during development stage was approximately $104,031.

As a result of our limited financial resources, we have postponed or terminated many of our previously planned or ongoing clinical development programs. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, our filed Form 10-K for the year ended December 31, 2011 included a notation related to the substantial doubt of our ability to continue as a going concern. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we had anticipated may be thereafter required. To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended September 30, 2012 versus three months ended September 30, 2011:

In thousands of U.S. Dollars	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	357	439	(82)
General and administration	273	505	(232)
Total operating expenses	630	944	(314)

Loss from operations	(630)	(944)	314

Unrealized (loss) gain on derivatives	(139)	(2,221)	2,082
Interest and other income	5	21	(16)
Net loss and total comprehensive loss	$(764)	$(3,144)	$2,380

There was a small decrease in research and development expenses for the three months ended September 30, 2012 as compared to the same period in 2011 due to the lower enrollment and ongoing clinical expenses during the three months ended September 30, 2012 as compared to the same period in 2011. Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period. For the three months ended September 30, 2012, the Company enrolled 16 patients in the Phase II Eniluracil study in comparison to 25 patients enrolled in the three months ended September 30, 2011

The Company recorded an unrealized loss on derivatives of $139 in the three months ended September 30, 2012 compared to an unrealized loss of $2,221 in the three months ended September 30, 2011.These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain (loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Our results of operations for the nine months ended September 30, 2012 versus nine months ended September 30, 2011 were as follows:

In thousands of U.S. Dollars	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	1,514	988	526
General and administration	983	1,548	(565)
Total operating expenses	2,497	2,536	(39)
Unrealized gain (loss) on derivatives	3,832	3,683	149
Interest and other income	13	29	(16)
Net loss and total comprehensive loss	$1,348	$1,176	$172

Total operating expenses were approximately $2,497 for the nine months ended September 30, 2012 and approximately $2,536 for the nine months ended September 30, 2011. Research and development expenses increased approximately $526 in the period ended September 30, 2012 compared to the similar period as a result of the increased enrollment and activity in the Phase II Eniluracil study. General and administrative expenses decreased $565 as a result of costs incurred during the nine months ended September 30, 2011 relating to the March 2011 Rights Offering.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through September 30, 2012, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Three Month Period Ended	Net (Loss) Income for the Period	Basic and Diluted Net (Loss) Income per Common Share
December 31, 2010	$(8,895)	$(0.32)
March 31, 2011	4,669	0.23
June 30, 2011	(348)	(0.01)
September 30, 2011	(3,144)	(0.17)
December 31, 2011	3,508	0.14
March 31, 2012	2,715	0.11
June 30, 2012	(602)	(0.02)
September 30, 2012	(764)	(0.03)

Liquidity and Capital Resources

In thousands of U.S. dollars	September 30, 2012	December 31, 2011
Selected Asset and Liability Data:
Cash and cash equivalents	$2,860	$5,297
Other current assets	70	54
Derivative liabilities	1,244	5,077
Other current liabilities	402	394
Long term liabilities
Working capital [Current Assets - Current Liabilities excluding the derivative liabilities]	2,528	4,957
Selected Stockholders’ Equity Data:
Common stock	$65,952	$65,952
Deficit accumulated during the development stage	(104,031)	(105,380)
Total stockholders’ equity (deficiency)	1,284	(120)

Cash and cash equivalents were approximately $5,297 at December 31, 2011 and approximately $2,860 at September 30, 2012. The decrease of approximately $2,437 is attributable to the Company's operating expenses.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $88,900 through September 30, 2012.We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $104,031 at September 30, 2012. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the nine months ended September 30, 2012 was approximately $2,437, as compared to approximately $2,459 during the same period in 2011. This small decrease is due to expenses relating to the rights offering in 2011 which did not recur during the nine months ended September 30, 2012 offset by increased research and development expenses. There was no net cash provided by financing activities for the nine months ended September 30, 2012 as compared to approximately $2,566 during the same period in 2011.

Outstanding Share Information

The outstanding share data for our company as of September 30, 2012 (in thousands):

September 30, 2012
Common shares	25,158
Warrants	18,035
Stock options	4,817
Total	48,010

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2012, we had approximately $2,860 in cash accounts including $2,710 in money market investments. We have not experienced any loss or write down of our money market investments for the nine months ended September 30, 2012 and 2011, respectively.

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

Contractual Obligations and Commitments

We had no material commitments for capital expenses as of September 30, 2012. The following table represents our contractual obligations and commitments at September 30, 2012 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total

OCT Clinical Service Agreement (1)	$442	$-	$442
Oregon Health & Science University(2)	500	-	500
Total	$942	$-	$942

(1)	Under the service agreement with OCT Group LLC entered in August 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. Further, the Company amended the agreement in June 2012 for the transition to a paper-based database to be developed by OCT. In addition, the Company amended the agreement on October 29, 2012 for the addition of up to 20 patients to be enrolled.
(2)	Under the license agreement with Oregon Health & Science University (OHSU) for STS, we are required to pay specified amounts in the event that we complete certain Adherex-initiated clinical trials. For example, upon the successful completion of the Phase III clinical trial with COG or SIOPEL, the Company may become responsible for a payment to OHSU of up to $0.5 million. In addition, under the license agreement upon the first commercial sale of STS we may become responsible for another payment to OHSU of up to $0.3 million. Royalty payments, which are contingent on sales, are not included.

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

Research and development expenses for the three months ended September 30, 2012 and 2011 were $357 and $439, respectively, and for the nine months then ended totaled $1,514 and $988, respectively. The increase in research and development expenses for the nine months ended September 30, 2012 relates to the increased enrollment and ongoing clinical support of the Phase II Eniluracil trial. Research and development expenses included patient monitoring, database support and drug shipment costs to Russia.

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

Our critical and other accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

At September 30, 2012, we had approximately $2,710 in money market investments which typically have minimal market risk. We have not experienced any loss or write down of our money market investments for the three and nine months ended September 30, 2012 and 2011.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe, Russia and the Pacific Rim. To date, we have not employed the use of derivative instruments to hedge our exposure to changes in currency exchange rates; however, we do hold Canadian dollars which we use to pay certain research and other corporate obligations conducted in Canada. At September 30, 2012, we held approximately $11 Canadian dollars.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

Our management has identified a control deficiency because we lack sufficient full-time staff to segregate accounting duties. We believe the control deficiency results primarily because we have one full time employee performing all accounting and financial reporting duties. As a result, we do not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim unaudited or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

After the Company filed its Current Report on Form 8-K under Item 4.02 on November 2, 2010, the Company took remedial actions for our internal control weaknesses by contracting additional personnel with experience in the application of U.S. GAAP financial accounting and reporting requirements in order to assist management in its financial accounting and reporting functions. In addition, the Company has engaged additional accounting resources during the first nine months of 2012 to assist with the Company's U.S. GAAP financial accounting and reporting requirements. We believe that this added experience and knowledge should, over time, remediate the material internal control weakness of having sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the complexity of our financial accounting and reporting requirements. Further we believe that this has helped remedy, but has not eliminated, the control deficiency described above regarding lack of sufficient staff to segregate accounting duties. To finance our continuing operations, we will need to raise additional funds beyond those from our April 2010 private placement and the Rights Offering. Once we are able to secure additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently developing STS in Phase III trials in collaboration with the International Childhood Liver Tumour Strategy Group, known as SIOPEL and the Children's Oncology Group.  It is possible SIOPEL and the Children's Oncology Group may not conduct or complete the clinical trials with STS as currently planned.  Such collaborators might not commit sufficient resources to the development of our product candidates, which may lead to significant delays.  We have already experienced significant delays in the activation of the Children's Oncology Group(COG) trial and subsequent accrual of patients into the Children's Oncology Group and SIOPEL clinical trials. We may not be able to independently develop or conduct such trials ourselves.

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

Since our formation in September 1996, we have engaged in research and development programs.  We have generated no revenue from product sales, we do not have any products currently available for sale, and none is expected to be commercially available for sale until we have completed additional clinical trials, if at all.  There can be no assurance that the research we fund and manage will lead to commercially viable products. Our intention is to commence a Phase II study for Eniluracil and STS is currently in a Phase III study. Our products must still undergo substantial additional regulatory review prior to commercialization.

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

In April 2010, we announced the closing of a private placement for proceeds of CAD$7.2 million and in March 2011, we announced the closing of a rights offering for net proceeds of approximately $2.5 million.  Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop Eniluracil.

Additional Risks Related to our Common Stock

We must meet the Toronto Stock Exchange continued listing requirements or we risk delisting, which could result in a decrease in our stock price and make it harder for us to sell securities and for our stockholders to trade our stock.

Our common stock is currently listed on the TSX in Canada. On September 18, 2012, the TSX notified us that it was reviewing the eligibility for continued listing of our common stock on the TSX. The remedial delisting review was initiated because the value of the shares of our common stock that are held by “public shareholders” had been below the CAD$2.0 million threshold required under the TSX continuing listing standards for a period of 30 consecutive trading days. Southpoint Capital LP (“Southpoint”) holds approximately 11.1 million shares of our common stock or approximately 44.0% of the outstanding common stock of Adherex. Under the TSX continuing listing standards, the value of the shares held by Southpoint cannot be included when calculating the value of the shares held by “public shareholders”. We have been granted up to 120 days to comply with all of the TSX requirements for continued listing. In order to regain compliance in this period, the market value of our Common Stock held by “public shareholders” is required to be CAD$2.0 million or more for 30 consecutive trading days.

As of September 30, 2012, the market value of our Common Stock held by “public shareholders” was approximately CAD$2.3 million.  If we fail to regain compliance, we may be at risk of delisting. While there is a right to appeal the TSX’s determination to delist our common stock, there can be no assurance they would grant our request for continued listing. There can be no assurance that we will meet the continued listing requirements for the TSX, or that our common stock will not be delisted from the TSX in the future. If our common stock is delisted from TSX it may be eligible to trade on the TSX Venture Exchange, which may be a less liquid market. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. Delisting from TSX may result in negative publicity, make it more difficult for us to raise additional capital and adversely affect the market liquidity of our common stock

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” who are generally individuals with a net worth in excess of $1,000,000 (excluding the value of their primary residence) or annual incomes exceeding $200,000 or $300,000 together with their spouses. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2012, May 18, 2012 and August 20, 2012, the Company issued 254,335, 61,111 and 33,333 stock options, respectively, to certain consultants and board members of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD dollar denominated grants at an exercise price of $0.18, $0.20 and $0.15 per share, respectively, and are exercisable for a period of 7 years from the grant date.

Item 3. Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

None. Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

10.1	Amended Master Service Agreement with OCT Group LLC, dated October 29, 2012 (filed herewith).

99.1	Press Release for Quarter Ended September 30, 2012 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: November 12, 2012	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 12, 2012	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

