Form 10-K
period 2012-12-31
ADHEREX TECHNOLOGIES INC
filed 2013-04-01
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Shares as reported by the OTCQB on June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1,401,073 based upon a total of 9,340,489 sharesheld as of June 30, 2012 by persons believed to be non-affiliates of the Registrant (for purposes of this calculation, all of the Registrant’s officers, directors and 10% owners known to the Company are deemed to be affiliates of the Registrant).

As of March 16, 2013, there were 25,157,618 shares of Adherex Technologies Inc. common stock outstanding.

ADHEREX TECHNOLOGIES INC.

2012 FORM 10-K ANNUAL REPORT

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

Item 1.   Business.

Overview

Adherex Technologies Inc. is a biopharmaceutical company focused on cancer therapeutics. We incorporated under the Canada Business Corporations Act ("CBCA”) in September 1996. Effective on August 25, 2011, the Company continued from the Canada Business Corporations Act to the Business Corporations Act (British Columbia) (the “Continuance”), which Continuance was approved by the shareholders of Adherex at the Company's June 2011 Annual and Special Meeting and by resolution of the Board of Directors on August 10, 2011. We have three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company.With the exception of Adherex Inc. all subsidiaries are inactive.

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

In the Annual Report, unless otherwise indicated, (i) the number of units and unit prices (including with respect to the units issued in our April 2010 Private Placement and our March 11, 2011 rights offering (the “Rights Offering”)) have not been adjusted to reflect the Share Consolidation, (ii) the number of warrants outstanding have not been adjusted to reflect the Share Consolidation (in accordance with the terms of the warrants, the number of shares of common stock issuable thereunder were adjusted as a result of the Share Consolidation but not the number of warrants outstanding) and (iii) the number of shares outstanding, common stock issuable upon exercise or conversion of our warrants, options and other derivative securities (including the Warrant Shares), all exercise or conversion prices with respect thereto, and all market prices and over-the-counter quotations of our common stock have been adjusted to reflect the Share Consolidation.

Eniluracil

Eniluracil was previously under development by GlaxoSmithKline. GlaxoSmithKline advanced Eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that Eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. In April of 2011, we commenced a Phase II trial comparing the anti-tumor activity and safety of completely oral Eniluracil plus 5-FU and leucovorin regimen (treatment Arm 1) versus Xeloda® (capecitabine) (treatment Arm 2) for Metastatic Breast Cancer. Patients who have disease progression in Arm 2 may crossover to take Eniluracil plus 5-FU and leucovorin (Treatment Arm X).We expect results from the trial to be indicative of the future viability of Eniluracil and will allow us to assess whether further development and testing of enliuracil is warranted. The Phase II trial completed enrollment in Russia and the United States at the end of December 2012 after having enrolled 153 patients. Adherex anticipates final efficacy and safety data to be available during the second or third quarter of 2013.

Eniluracil is an irreversible inhibitor of DPD, the enzyme primarily responsible for the rapid breakdown of 5-FU in the body. Eniluracil is being developed by Adherex to improve the therapeutic value of 5-FU by making it more effective in cancers while reducing the debilitating side effects.

While 5-FU is a current mainstay of contemporary oncology treatment, it has some therapeutic drawbacks and limitations; including that 5-FU:

ϖ	is given by vein (intravenously) and often by prolonged, multi-day infusions;

ϖ	produces highly variable blood levels in patients. Low levels can reduce its effectiveness and high levels can increase its side effects; and

ϖ	is broken down (catabolized) to form α-fluoro-β-alanine, or F-BAL. This compound appears to cause neurotoxicity and “hand-foot syndrome” which are debilitating and dose-limiting side effects of 5-FU therapy. Importantly, F-BAL also decreases the antitumor activity of 5-FU in lab animals.

Eniluracil: Mechanism of Action

By inactivating DPD, Eniluracil prevents the breakdown of 5-FU to F-BAL. Eniluracil also greatly prolongs exposure of the tumor cells to 5-FU. When Eniluracil is properly used in combination with 5-FU, it resolves many of the therapeutic drawbacks and limitations of 5-FU noted above. For instance, we believe Eniluracil:

ϖ	enables 5-FU to be dosed orally;

ϖ	converts highly variable blood levels of 5-FU to highly consistent and predictable levels;

ϖ	extends the elimination half-life of 5-FU from about 10 minutes to about 5 hours; and

ϖ	prevents the formation of F-BAL, which is the apparent causative agent for hand-foot syndrome and for 5-FU-induced neurotoxicity. F-BAL also decreases the antitumor efficacy of 5-FU in lab animals.

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

In October 2007, we announced that our collaborative partner, the International Childhood Liver Tumour Strategy Group, known as SIOPEL, a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, had launched a randomized Phase III clinical trial to investigate whether STS reduces hearing loss in children receiving cisplatin, a platinum-based chemotherapy often used in children. The study initially opened in the United Kingdom and now includes SIOPEL centers in several additional countries. The clinical trial is expected to enroll approximately 100 children with liver (hepatoblastoma) cancer. Patients will receive cisplatin alone or cisplatin plus STS. The study, which is being coordinated through the Children’s Cancer and Leukemia Group in the United Kingdom, is intended to compare the level of hearing loss associated with cisplatin alone versus the combination of cisplatin plus STS, as well as the safety, tolerability and anti-tumor activity in both arms of the study. Under the terms of our agreement, SIOPEL will conduct and fund the clinical activity and we will provide drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. Since the commencement of the study in 2007, the study has enrolled 69 patients.

In March 2008, we announced the activation of a Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group. The goal of this Phase III study is to evaluate in a multi-centered, randomized trial whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children, one to eighteen years of age, who are to receive cisplatin according to their disease-specific regimen and, upon enrollment in this study, will be randomized to receive STS or not. Efficacy of STS will be determined through comparison of hearing sensitivity at follow-up relative to baseline measurements using standard audiometric techniques. The Children’s Oncology Group will fund the clinical activities for the study and we will be responsible for providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study.The Company's Children Oncology Group study completed enrollment of 135 pediatric patients in the first half of 2012. Final efficacy and safety data is expected during the second or third quarter of 2013.

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

Currently, we own or have licensed 16 issued patents world-wide. We have been issued 6 U.S. and 10 foreign patents, and we have 26 patents pending throughout the world. In regards to Eniluracil, we have licensed from GlaxoSmithKline 4 U.S. patents. In addition, not covered by the licensing agreement with GlaxoSmithKline, we have been issued 1 U.S. patent and 2 foreign patents and are currently prosecuting 3 U.S. and an additional 20 foreign patents. In regards to STS, we have licensed from Oregon Health and Science University 1 U.S. and 8 foreign patents, with an additional 3 patents pending.

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

Corporate Relationships

License Agreement with Oregon Health & Science University

On February 20, 2013, Adherex entered into a new exclusive license agreement with Oregon Health & Science University (“OHSU”) for exclusive worldwide license rights to intellectual property directed to STS and its use for chemoprotection, including the prevention of ototoxicity induced by platinum chemotherapy, in humans (the "New OHSU Agreement"). Under the New OHSU Agreement, OHSU will receive certain milestone payments, a 2.5 percent royalty on net sales for licensed products which can be reduced to 1.0 percent upon a $150,000 buy down and a 5 percent royalty on any consideration received from sublicensing of the licensed technology. Milestone payment fees payable to OHSU under the New OHSU Agreement include $100,000 upon our first commercial sale of STS.

On February 20, 2013, Adherex terminated the previous exclusive license agreement with Oregon Health & Science University and Oxiquant a wholly owned subsidiary of Adherex, dated September 26, 2002 (the "Previous OHSU Agreement"). Pursuant to the Previous OHSU Agreement, OHSU granted Oxiquant an exclusive worldwide license to intellectual property directed to thiol-based compounds including STS and their use in oncology. In consideration, Oregon Health & Science University was issued 13,902 shares of common stock of Oxiquant that were subsequently converted upon the acquisition of Oxiquant into 21,250 shares of Adherex common stock, and warrants to purchase shares of Adherex common stock that subsequently expired in 2007. In addition under the Previous OHSU Agreement, the following milestone payments were included in the agreement: (i) $50,000 upon completion of Phase I clinical trials, (ii) $200,000 upon completion of Phase II clinical trials, (iii) $500,000 upon completion of Phase III clinical trials. Also, Oxiquant was to be liable for an additional milestone payment of $250,000 upon the first commercial sale for any licensed product. Further, the Previous OHSU Agreement required Adherex to pay Oregon Health & Science University a 2.5% royalty on net sales of any licensed products and a 15% royalty on any consideration received from sublicensing of the licensed technology.

The term of the New OHSU Agreement expires on the date of the last to expire claim(s) covered in the patents licensed to us, unless earlier terminated as provided in the agreement. STS is currently protected by methods of use patents that we exclusively licensed from OHSU that expire in Europe, Canada and Australia in 2021 and are currently pending in the United States and Japan. The New OHSU Agreement is terminable by either Adherex or Oregon Health & Science University in the event of a material breach of the agreement by either party after 45 days prior written notice. Adherex has the right to terminate the New OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the New OHSU Agreement.

Development and License Agreement with GlaxoSmithKline

On July 14, 2005, we entered into a development and license agreement with GlaxoSmithKline, or GSK.  The agreement included the in-license by our Company of GSK’s oncology product, Eniluracil, and an option for GSK to license ADH-1, a compound we are no longer developing.  As part of the transaction, GSK invested $3.0 million in our Company's common stock.  On October 11, 2006, the GSK option to license ADH-1 expired unexercised.  Under the terms of the agreement relating to Eniluracil, we received an exclusive license to develop Eniluracil for all indications and GSK retained options to buy-back and assume development of the compound at various points in time.

On March 1,2007, the GSK agreement was amended and we purchased all of GSK’s remaining buy-back options for a fee of $1.0 million.  As a resultof the amendment to the GSK agreement, we now may be required to pay GSK development and sales milestones and royalties until the last applicable licensed GSK patent expires.  Specifically, if we file a New Drug Application, or NDA, with the Food and Drug Administration, or FDA, we may be required to pay development milestones of $5.0 million to GSK.  Additionally, depending upon whether the NDA is approved by the FDA and whether Eniluracil becomes a commercial success, we may be required to pay up to an additional $70.0 million in development and sales milestones for the initially approved indication, plus royalties in the low-double digit range based on annual net sales. If we pursue other indications, we may also be required to pay up to an additional $15.0 million to GSK for each FDA-approved indication. The GSK agreement continues until the earliest of (i) the licensed patents expire or (ii) is terminated by either party in the event of an uncured breach by the breaching party after 60 days prior written notice.

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

In consideration, we issued 28,245 shares of our common stock to McGill. We also agreed to pay to McGill future royalties of 2% of any gross revenues from the use of the technology and compounds. In addition, we agreed to fund research at McGill over a period of 10 years totaling CAD$3.3 million. Annual funding commenced in 2001, the first year of the agreement, for a total of CAD$200,000, and increased annually by 10% through 2010, when the required annual funding reached CAD$500,000.

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

Research and Development

Our research and development efforts have been focused on the development of cancer therapeutics and our cadherin technology platform and currently focus on Eniluracil and STS.

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

Research and development expenses totaled $2.1 million and $1.5 million for the fiscal years ended December 31, 2012 and 2011, respectively.

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

To date, we have been engaged primarily in research and development activities. We have had no revenues through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We had a net loss of approximately$5.2 million (including a non-cash loss on derivatives of $1.6 million) in the twelve months ended December 31, 2012, and reported a gain of approximately $4.7 million (which included a $8.1 million non-cash gain on derivatives) for the twelve months ended December 31, 2011. At December 31, 2012, we had an accumulated deficit of approximately $110.5 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing. Our ability to attain profitability will depend upon our ability to fund and develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

There is no assurance that we will successfully develop a commercially viable product.

Since our formation in September 1996, we have engaged in research and development programs. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until we have completed additional clinical trials, if at all. There can be no assurance that the research we fund and manage will lead to commercially viable products.We are currently completing a Phase II study for Eniluracil and STS is currently in a Phase III study.Our products must still undergo substantial additional regulatory review prior to commercialization.

We do not presently have the financial or human resources to complete Phase III trials for our lead product candidates.

We do not presently have the financial or human resources to complete Phase III trials for any of our lead product candidates. We are currently completing a Phase II trial for Eniluracil and a Phase III trial for STS. If these trials are successful, and if we decide to continue to develop Eniluracil, we will need additional funding, or we will need to enlist a partner to conduct future trials.

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

Eniluracil is currently protected in the US under an issued method of use patent that we own and expires in 2025 as well as 2 international jurisdictionsunder an issued method of use patent that we own and expire in 2025. We have also exclusively licensed from GlaxoSmithKline method of use patents that expire in 2014 and 2015. STS is currently protected by methods of use patents that we exclusively licensed from Oregon Health & Science University that expire in Europe in 2021 and are currently pending in the United States. None of the above expiry dates take into consideration additional and pending patent applications for Eniluracil that, if issued, could provide additional patent protection nor possible patent term extensions or periods of data exclusivity that may be available upon marketing approval in the various countries worldwide. In addition, periods of marketing exclusivity for STS may also be possible in the United States under orphan drug status. We obtained Orphan Drug Designation in the United States for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients in 2004, if approved, will have seven years of exclusivity in the United States from the approval date. Refer to the “Description of Business” section of this report for a further description of the United States Orphan Drug Designation.

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

If any of our product candidates achieve regulatory approval, we may be materially adversely affected by the continuing efforts of governmental and third-party payers to contain or reduce health care costs. For example, if we succeedin bringing one or more products to market, such products may not be considered cost-effective and the availability of consumer reimbursement may not exist or be sufficient to allow the sale of such products on a competitive basis. The constraints on pricing and availability of competitive products may further limit our pricing and reimbursement policies as well as adversely impact market acceptance and commercialization for the products.

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

Our common stock is currently listed on the TSX. The TSX has rules for continued listing, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise additional capital to continue operations. In January 2009, our common stock was delisted from the AMEX as we did not meet the continued listing requirements of that exchange. On September 8, 2012, the Toronto Stock Exchange issued an official delisting review of our common stock. The remedial delisting review was initiated because the value of the shares of our common stock that are held by “public shareholders” had been below the CAD$2.0 million threshold required under the TSX continuing listing standards for a period of 30 consecutive trading days. On January 7, 2013, the Toronto Stock Exchange completed its review of the Company and determined that the Company met TSX's continued listing requirements.

Delisting from the TSX would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of our common stock. There can be no assurances that a market maker will make a market in our common stock on the OTCQB or any other stock quotation system after delisting. Furthermore, securities quoted on the Pink Sheets generally have significantly less liquidity than securities traded on a national securities exchange, not only in the number of shares that can be bought and sold, but also through delays in the timing of transactions and lower market prices than might otherwise be obtained. As a result, stockholders might find it difficult to resell shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock, our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities are not traded on a national securities exchange.

The market price of our common stock is highly volatile and could cause the value of your investment to significantly decline.

Historically, the market price of our common stock has been highly volatile and the market for our common stock has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From July 1, 2008 to March 16, 2013, the trading price of our stock fluctuated from a high closing price of CAD$3.60 per share to a low closing price of CAD$0.08 per share on the TSX. From July 1, 2008 until our delisting on January 30, 2009, the trading price of our stock fluctuated from a high closing price of $4.14 per share to a low closing price of $0.18 per share on the AMEX. Historically, our common stock has had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common stock. It is likely that the market price of our common stock will continue to fluctuate significantly in the future.

The market price of our stock may be significantly affected by many factors, including without limitation:

•	the need to raise additional capital and the terms of any transaction we are able to enter into;
•	other external factors generally or stock market trends in the pharmaceutical or biotechnology industries specifically;
•	announcements of licensing agreements, joint ventures, collaborations or other strategic alliances that involve our products or those of our competitors;
•	innovations related to our or our competitors’ products;
•	actual or potential clinical trial results related to our or our competitors’ products;
•	our financial results or those of our competitors;
•	reports of securities analysts regarding us or our competitors;
•	developments or disputes concerning our licensed or owned patents or those of our competitors;
•	developments with respect to the efficacy or safety of our products or those of our competitors; and
•	health care reforms and reimbursement policy changes nationally and internationally.

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

At March 16, 2013, our current stockholders separately representing more than 5% ownership in our Company collectively represented beneficial ownership of approximately 60% of our common stock. In particular, Southpoint Capital Advisors LP owns or exercises control over 11 million shares of common stock, representing approximately 45% of the issued and outstanding common stock. In addition, Mr. Robert Butts, individually owns approximately 2.3 million shares, or 9% of our common stock, and he served as Chairman of our Board of Directors until June 2011. Further, 683 Capital LLC, owns approximately 2.1 million shares, or 9% of our common stock. Southpoint Capital, our other 5% stockholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These stockholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common stock or deprive our other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

There are a large number of shares of our common stock underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common stock.

Sale or issuance of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. At March 16, 2013, we had outstanding warrants to purchase approximately 18.1 million shares of our common stock which had a weighted average exercise price of $1.44. In addition, at March 16, 2013, there were approximately 5.5 million shares issuable upon the exercise of stock options granted by us of which approximately 4.2 million were denominated in Canadian dollars and had a weighted average exercise price of CAD$0.78 per common share and approximately 1.3 million were denominated in U.S. dollars and had a weighted average exercise price of $0.67 per common share. We may also issue further warrants as part of any future financings as well as the additional 0.7 million options to acquire our common stock currently remaining available for issuance under our stock option plan.

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

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Our common stock traded on currently trades on the OTCQBMarket under the trading symbol “ADHXF”, and has traded on the TSX under the trading symbol “AHX” since June 5, 2001.  The following table sets forth the quarterly high and low market closing prices, and average daily trading volume on the OTCQB and the TSX, for the two most recent full fiscal years:

	OTC Market: OTCQB (1) (in U.S. dollars)			Toronto Stock Exchange (1) (in Canadian dollars)
	High $	Low $	Volume	High $	Low $	Volume
Fiscal 2012:
Quarter ended 12/31/12	$0.66	$0.13	81,994	$0.65	$0.12	17,423
Quarter ended 09/30/12	0.18	0.11	4,943	0.30	0.11	2,787
Quarter ended 06/30/12	0.15	0.18	1,162	0.20	0.15	1,814
Quarter ended 03/31/12	0.17	0.33	7,722	$0.40	$0.18	5,733
Fiscal 2011:
Quarter ended 12/31/11	$0.60	$0.32	5,784	$0.70	$0.35	3,789
Quarter ended 09/30/11	0.77	0.54	4,786	0.75	0.51	5,158
Quarter ended 06/30/11	0.90	0.54	6,590	0.90	0.54	12,278
Quarter ended 03/31/11	1.26	0.36	3,969	$1.26	$0.54	7,713

  (1) All above market quotations and trading prices for our common stock included above have been adjusted to give retroactive effect to the 1-for-18 Share Consolidation effected on August 25, 2011.

As of March 16, 2013, the last reported sale on the TSX was CAD$0.85 per share and the last reported sale on the over the counter markets in the U.S. was $0.85 per share.

Record Holders

As of March 16, 2013, there were approximately 83 shareholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS.  All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in Canada.  Cede & Co. and CDS are each considered to be one shareholder of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock.  We currently expect to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On April 5, 2012, May 18, 2012, August 20, 2012, November 20, 2012 and December 18, 2012 the Company issued 254,335, 61,111, 33,333, 688,571 and 100,000 stock options, respectively, to certain consultants and board members of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD dollar denominated grants at an exercise price equal to the market price on the date of issue,at $0.20,$0.18, $0.15, $0.35 and $0.56 per share, respectively, and are exercisable for a period of 7 years from the grant date.

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

This discussion summarizes the material U.S. federal and Canadian federal income tax considerations of the ownership and disposition of common stock. This discussion does not address all possible tax consequences relating to an investment in common stock. No account has been taken of your particular circumstances, and this summary does not address consequences peculiar to you if you are subject to special provisions of U.S. or Canadian income tax law (including, without limitation, dealers in securities or foreign currency, tax-exempt entities, banks, insurance companies or other financial institutions, persons that hold common stock as part of a “straddle,” “hedge” or “conversion transaction,” persons acquiring shares upon exercise of stock options or in other compensatory transactions, and U.S. Shareholders that have a “functional currency” other than the U.S. dollar or that own common stock through a partnership, persons that hold common stock other than as a capital asset within the meaning of Section 1221 of the Code (generally, property held for investment purposes) or other pass-through entity). Therefore, you should consult your own tax advisor regarding the tax consequences of purchasing and owning common stock.

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

For 2012, under current law, U.S. federal income tax on qualified dividends paid to non-corporate U.S. holders are taxed at a reduced rates of either 0% or 15%. In 2013 rates will be 0%, 15% or 20%. In both years the rate would depend upon the amount of such shareholder’s taxable income. Distributions paid on common stock to a U.S. holder that do not constitute qualified dividends will be treated as ordinary income for U.S. federal income tax purposes. In order to qualify for the reduced tax rates on dividends, a non-corporate shareholder must satisfy certain holding period requirements and must not be under an obligation (whether pursuant to a short sale or otherwise) to make related payments with respect to positions in substantially similar or related property. In some circumstances, this holding period may be increased. If a non-corporate U.S. holder does not hold common stock for more than 60 days during the 120 day period beginning 60 days before an ex-dividend date, dividends received on common stock are not eligible for reduced rates. Additionally, the reduced tax rates do not apply to dividends that a non-corporate shareholder elects to treat as investment income for purposes of Section 163(d)(4) of the Code.

Qualified dividend income includes dividends received from a “qualified foreign corporation”, which are eligible for the reduced dividends tax rates for non-corporate shareholders. In general, a Canadian corporation entitled to all the benefits of the Tax Treaty will be treated as a qualified foreign corporation. In addition, a foreign corporation will be treated as a qualified foreign corporation with respect to any dividend paid by that corporation if the stock with respect to which the dividend is paid is readily tradable on an established securities market in the United States. Regardless of the above rules, however, a foreign corporation will not be treated as a qualified foreign corporation if, for the taxable year of the corporation in which the dividend was paid, or the preceding taxable year, the corporation is classified for U.S. tax purposes as a passive foreign investment company, or PFIC (as defined below). Accordingly, any dividends paid by us in a year that we are a PFIC or in the next taxable year would not qualify for the reduced tax rates on dividends paid to non-corporate U.S. holders.

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

If you sell the common stock, you generally will recognize gain or loss in an amount equal to the difference between the amount realized on the sale and your adjusted tax basis in the shares. Any such gain or loss will be long-term or short-term capital gain or loss, depending on whether the shares have been held by you for more than one year, and will generally be U.S.-source gain or loss, except as otherwise provided in an applicable income tax treaty and if an election is properly made under the Code. Long-term capital gains generally are taxed at lower rates than items of ordinary income. The deductibility of capital losses is subject to limitations.

Certain individuals, estates and trusts whose income exceeds certain thresholds will be required to pay a 3.8% Medicare surtax on “net investment income” including, among other things, dividends and net gain from dispositions of property (other than property held in certain trades or businesses).

A non-corporate U.S. holder may, under certain circumstances, be subject to information reporting requirements and “backup withholding” at a 28% rate on payments in the United States of dividends on, and the proceeds of disposition of, common stock. Backup withholding with respect to such amounts may apply unless you furnish the paying agent or middleman with a duly completed and signed Form W-9. You will be allowed a refund or a credit equal to any amount withheld under the U.S. backup withholding rules against your U.S. federal income tax liability, provided you furnish the required information to the IRS.

Under U.S. federal income tax law and Treasury Regulations, certain categories of U.S. holders must file information returns with respect to their investment in, or involvement in, a foreign corporation. For example, U.S. return disclosure obligations (and related penalties) are imposed on individuals who are U.S. holders that hold certain specified foreign financial assets in excess of certain thresholds. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a foreign entity. U.S. holders may be subject to these reporting requirements unless their common stock is held in an account at a domestic financial institution. Penalties for failure to file certain of these information returns are substantial.

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

Overview

In December 2008 we received notice from the American Stock Exchange that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we incurred losses from continued operation and net losses in the five most recent fiscal years. On January 29, 2009, we voluntarily filed to delist our common stock from the American Stock Exchange and effective January 29, 2009 our common stock was no longer traded on the American Stock Exchange. As a result, any trading of our common stock in the U.S. must now be conducted in the over-the-counter markets. Our common stock continues to trade on the Toronto Stock Exchange. The Toronto Stock Exchange also has continued listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations. On September 18, 2012, the Toronto Stock Exchange issued an official delisting review of our common stock. On January 7, 2013, the Toronto Stock Exchange announced that it had completed its review of the common shares of the Company and had determined that the Company meets TSX's continued listing requirements.

On August 25, 2011,Adherex filed Articles of Amendment under the Canada Business Corporations Act to implement a one-for-eighteen reverse split of our common stock (defined herein as the “Share Consolidation”). As a result of the Share Consolidation, every eighteen shares of common stock outstanding on August 25, 2011 were combined into one share of common stock. Our common stock began trading on the Toronto Stock Exchange and the OTC market (on the OTCQB tier) on a post-Share Consolidation basis on August 30, 2011.The share consolidation reduced the number of shares of the Company's outstanding common stock from approximately 452.8 million, to approximately 25.2 million effective as of August 25, 2011, the effective date of the Share Consolidation.Consequently, the Company has retroactively adjusted its financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis.

Our current prioritization initiative focuses primarily on our clinical activities with Eniluracil, as well as logistical and product support of ongoing clinical programs. Eniluracil was previously under development by GlaxoSmithKline. GlaxoSmithKline advanced Eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that Eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. In April of 2011, we commenced a Phase II trial comparing the anti-tumor activity and safety of Eniluracil plus 5-FU and leucovorin regimen (treatment Arm 1) versus Xeloda® (capecitabine) (treatment Arm 2) for Metastatic Breast Cancer. Patients who have disease progression in Arm 2 may crossover to take Eniluracil plus 5-FU and leucovorin (Treatment Arm X).We expect the proceeds we received from the April 2010 Private Placement and the Rights Offering completed in March 2011 will be sufficient to fund the Phase II trial. We expect results from those trials to be indicative of the future viability of Eniluracil and will allow us to assess whether further development and testing of Eniluracil is warranted. The Phase II trial completed enrollment at the end of 2012. The Company enrolled 153 patients and anticipates that final safety and efficacy data will be available during the second or third quarter of 2013. We do not presently have the financial or human resources to complete Phase III trials for Eniluracil. If our Phase II trial for Eniluracil is successful, and if we decide to continue to develop Eniluracil, we will need additional funding, or we will need to enlist a partner to conduct future trials.

Patient enrollment is continuing in the Phase III trials of STS conducted by the International Childhood LiverTumour Strategy Group, known as SIOPEL and the Children's Oncology Group. Each of these trials is managed by SIOPEL and the Children’s Oncology Group, respectively, and each group is responsible for the costs of the trial. We continue to hold STS patents and our responsibility in the testing is limited to providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide and the Children's Oncology Group study is expected to enroll up to 135 pediatric patients worldwide in five different disease indications. The Company's Children Oncology Group study completed during the first half of 2012 with the final results expected during the second or third quarter of 2013. The SIOPEL trial has enrolled 69 patients as of March 16, 2013.

In addition to our current development efforts with Eniluracil, we continue to pursue collaborations with other pharmaceutical and biotechnology companies, governmental agencies, academic or other corporate collaborators with respect to these candidate molecules. Some of these preclinical candidates are currently being tested under agreements with third parties that may help to advance these products into future clinical development, either by us or under investigator-initiated studies.

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We experienced net losses of approximately$5.2 million for the twelve months ended December 31, 2012 and generated net income of $4.7 million for the twelve months ended December 31, 2011 (as a result of a non-cash gain on derivatives of $8.1 million). As of December 31, 2012, our deficit accumulated during development stage was approximately $110.5 million.

As a result of our limited financial resources we have postponed or terminated many of our previously planned or ongoing clinical development programs including our cadherin technology platform. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, there is uncertainty of our ability to continue as a going concern. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be requiredthereafter. To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Fiscal 2012 versus Fiscal 2011

In thousands of U.S. Dollars	Fiscal 2012%		Fiscal 2011%		Increase (Decrease)

Revenue	$-		$-		$-
Operating expenses:
Research and development	2,075	57%	1,494	43%	581
General and administration	1,545	43%	1,944	57%	(399)
Total operating expense	3,620	100%	3,438	100%	182

Other (Loss) Income	(1,563)		8,071		(9,634)
Interest income	20		52		(32)

Net (loss) income	$(5,163)		$4,685		$(9,848)

•	Research and development expenses were higher in fiscal 2012, as compared to fiscal 2011 primarily due to higher average patient participation in the Phase 2 study with Eniluracil and related costs. In fiscal 2012, 83 patients were enrolled in the Phase 2 study with Eniluracil compared with 70 patients enrolled in fiscal 2011. In fiscal 2012, 112 patients participated in the Phase 2 study with Eniluracil compared with 70 patients participating in fiscal 2011.
•	General and administrative expenses decreased primarily as a result of the approximately $0.3 million in costs related to the 2011 rights offering which did not recur in 2012.
•	Other income decreased $9.6million as a result of change in the fair value of derivatives.
•	Interest income decreased in fiscal 2012, as compared to 2011 due to a lower average cash balance for the comparable periods.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through December 31, 2012, as prepared under U.S. GAAP (dollars in thousands, except per share information). Share information has been restated to reflect the share consolidation in 2012:

Period	Net (Loss)/Income for the Period	Basic and Diluted Net (Loss)/Income per Common Share
March 31, 2011	$4,669	$0.23
June 30, 2011	$(348)	$(0.01)
September 30, 2011	$(3,144)	$(0.17)
December 31, 2011	$3,508	$0.14
March 31, 2012	$2,715	$0.11
June 30, 2012	$(602)	$(0.02)
September 30, 2012	$(764)	$(0.03)
December 31, 2012	$(6,511)	$(0.26)

	December 31,	December 31,
Dollars in thousands	2012	2011
Selected Asset and Liability Data:
Cash and cash equivalents	$2,303	$5,297
Other current assets	62	54
Capital assets	—	—
Current liabilities excluding derivative warrant liability	682	394
Derivative warrant liability	6,640	5,077
Long term liabilities	-	-
Working capital[Current Assets – Current Liabilities excluding derivative liability]	1,683	4,957

Selected Equity:
Common stock	$65,952	$65,952
Accumulated deficit	(110,543)	(105,380)
Shareholders’ (deficit)	(4,957)	(120)

Liquidity and Capital Resources

•	The decrease in cash and cash equivalents between December 31, 2011 and December 31, 2012 is due to clinical trial expenses related to our Phase II study of Eniluracil and our general and administrative expenses.
•	The increase in other current assets between December 31, 2011 and December 31, 2012 is a result of an increase in prepaid insurance expenses.
•	Our liabilities increased $1.9 million between December 31, 2011 and December 31, 2012. The increase was primarily a result of the valuation of the derivative liability at the two valuation dates as well as an increase in accrued liabilities from costs related to the Phase 2 study of Eniluracil.
•	Current liabilities excluding derivative warrant liability increased between December 31, 2011 and December 31, 2012. The increase was due to a December 31, 2012 accrual for research and development expenses which reflects a timing difference in invoicing as compared to December 31, 2011.
•	At December 31, 2012, our working capital decreased by approximately $3.3 million from December 31, 2011 due to operating expenses for the year.

	12 Months Ended December 31,	12 Months Ended December 31,
Dollars and shares in thousands	2012	2011
Selected Cash Flow Data:
Net cash used in operating activities	$(2,994)	$(3,226)
Net cash provided from financing activities	-	2,566
Net cash provided from investing activities	-	-
Number of shares of common stock outstanding	25,158	25,158

The net cash flow used in operating activities for the year ended December 31, 2012 was approximately $3.0 million as compared to $3.2 million during the same period in 2011. This decrease is due to adecrease in our overall administrative activities during the fiscal year ended December 31, 2012, as compared to the same period in 2011.  Our administrative activities decreased from fiscal year 2012 to fiscal year 2011 due to $0.3 million in costs incurred related to the 2011 rights offering during fiscal 2011. During fiscal 2012 our average monthly cash burn was $0.25 million, as compared to $0.26 million for fiscal 2011.

On July 7, 2009, we announced that we intended to primarily focus our remaining financial resources on the development of Eniluracil.  In 2009, we terminated our Eniluracil study using our topical formulation and decided to focus our resources on the development of a redesigned study combining Eniluracil and 5-fluorouracil, or 5-FU, targeting anti-cancer indications. We continue to pursue various strategic alternatives including collaborations with other pharmaceutical and biotechnology companies. Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs, our drug substance requirements to support clinical programs; change in the focus, direction, or costs of our research and development programs; headcount expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

We had cash and cash equivalents of approximately $2.3 million as of December 31, 2012. On April 30, 2010, we announced that we had completed a first closing of a non-brokered private placement of 240,066,664 Units, at a price of CAD$0.03 per Unit for gross proceeds of CAD$7.2 million. On March 29, 2011 we completed a Rights Offering to our shareholders for an aggregate of 84,559,178 Units, representing total proceeds of approximately $2.5 million. These financings allowed for the development of our Phase II trial of Eniluracil and the Phase III trials of STS.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At December 31, 2012, we had approximately $0.1 million in our cash accounts and $2.2 million in our money market accounts. We have not experienced any loss or write down of our money market investments for the year ended December 31, 2012 or for any other year since the inception of the company.

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

Contractual Obligations and Commitments

Since our inception, inflation has not had a material impact on our operations. We had no material commitments for capital expenses or contractual obligations beyond 3 years as of December 31, 2012.  The following table represents our contractual obligations and commitments at December 31, 2012 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total
OCT Clinical Service Agreement (1)	402	-	402
Oregon Health & Science University (2), excluding potential royalty payments	-	-	-
Life Sci Advisors, LLC (3)	55	-	55
Total	$457	$-	$457

(1)	Under the service agreement with OCT Group LLC entered in August 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. Further, the Company amended the agreement in June 2012 for the transition to a paper-based database to be developed by OCT. In addition, the Company amended the agreement on October 29, 2012 for the addition of up to 20 patients to be enrolled.
(2)	Under the license agreement with Oregon Health & Science University (OHSU) for STS dated February 20, 2013, upon the first commercial sale of STS we may become responsible for a payment to OHSU of up to $0.1 million. Prior to this new license agreement with OHSU, the previous license agreement with OHSU dated September 26, 2002, included that the Company may have become responsible for a payment to OHSU of up to $0.5 million upon the successful completion of the Phase III clinical trial with COG or SIOPEL. The license agreement with OHSU dated September 26, 2002 was terminated on February 20, 2013. Royalty payments, which are contingent on sales, are not included.

(3)	Under the service agreement with LifeSci Advisors, LLC, the Company is required to make several payments over the course of a six month agreement. Life SciAdvisors, LLC services include, but are not limited to, an investor meeting program and creating a key message platform.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2012 consolidated financial statements.

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management‘s judgments.  Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.  In valuing options granted in the year ended December 31, 2012 and fiscal year ended December 31, 2011 we used the following weighted average assumptions:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected dividend	0%	0%
Risk-free interest rate	1.09-1.26%	1.85-2.5%
Expected volatility	118-133%	121-132%
Expected life	7 years	7 years

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

As of December 31, 2012, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $4,698 and $1,847, respectively (December 31, 2011 – warrants expiring April 30, 2015, fair value of $3,672, March 29, 2016, fair value of $1,340), and the loss on these warrants for the twelve months ended December 31, 2012 was $1,026 and $507, respectively (December 31, 2011 - warrants expiring April 30, 2015, gain of $6,778; March 29,2016, gain of $643). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Gain/(Loss) on Derivative Instruments	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011
Warrant expiring April 15, 2015	(1,026)	6,778
Warrant expiring March 29, 2016	(507)	643
Rights offering derivative	-	613
Options to contractors	(30)	37
Total	(1,563)	8,071

Outstanding Share Information

Our outstanding share data at December 31, 2012 follows (in thousands):

December 31, 2012
Common shares	25,158
Warrants	18,035
Stock options	5,498
Total	48,684

New Accounting Pronouncements Adopted

On May 12, 2011, the FASB issued ASU 2011-04 “Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. Level 3 reconciliation disclosures are effective for annual and interim periods beginning after December 15, 2011. The adoption of the guidance to has not had a significant impact on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB released ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”. This update requires and entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. Subsequently, in December 2011, the FASB issued ASU 2011-12 which deferred some aspects of the June guidance that relate to the presentation of reclassification adjustments. ASU 2011-05 is now effective for fiscal years and interim periods within those years, beginning after December 15, 2012. The adoption of this standard to has not had a significant impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that companies must report the effect of significant reclassifications out of accumulated comprehensive income on the respective line items in net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity may cross reference to the relevant note disclosure. The Company is required to adopt this ASU in the first quarter for fiscal 2013.

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

At December 31, 2012, we had $2.2 million in money market investments as compared to $5.1 million at December 31, 2011; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments for the years ended December 31, 2012 and 2011.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research, and other corporate obligations. At December 31, 2012 we held less than one thousand Canadian dollars.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified one material weakness in our internal control over financial reporting, as described in further detail below under “Management’s Annual Report on Internal Control over Financial Reporting.”

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on the aforementioned criteria, our management concluded in its assessment of internal control over financial reporting that our internal control procedures, as of December 31, 2012, were not effective, as a result of having identified one material weakness in our internal control over financial reporting, as described in further detail below.

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

After the Company filed its Current Report on Form 8-K under Item 4.02 on November 2, 2010, the Company took remedial actions for our previously reported internal control weakness of not maintaining sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. In 2012, the Company has contracted additional personnel with experience in the application of U.S. GAAP financial accounting and reporting requirements in order to assist management in its financial accounting and reporting functions. As a result, the Company believes that this added experience and knowledge has remediated the previously disclosed material internal control weakness described above.

Further, the Company believes that this has helped remedy, but has not eliminated, the control deficiency described above regarding lack of sufficient staff to segregate accounting duties. To finance our continuing operations, we will need to raise additional funds beyond those from our April 2010 private placement and the Rights Offering and, as disclosed elsewhere in this report, there remains substantial uncertainty of our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations. Once we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

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

The Corporation has an Audit Committee, a Compensation Committee, and a Governance Committee. The current members of such committees are noted below:

Name and Province/State and Country of Residence, Position	Current Principal Occupation and Principal Occupation For Previous Five Years	Director Since	Age

Robert Andrade Texas, USA Chief Financial Officer, Director	Co-Founder and Manager, DCML LLC; previously Portfolio Manager Millennium Partners; previously analyst Caxton Associates	July 2009	37

David Lieberman (1)(2)(3) New York, USA Director, Chairman of Board	Analyst Southpoint Capital Advisors LP; previously analyst Tiedemann Investment Group.	June 2010	36

Chris A. Rallis (1)(2)(3) North Carolina, USA Director	Executive in-residence at Pappas Ventures; previously, CEO of ImmunoBiosciences	August 2011	59

Rostislav Raykov New Jersey, USA Chief Executive Officer, Director	Co-Founder and Manager, DCML LLC; previously Portfolio Manager Alchem Partners; previously Portfolio Manager John Levin & Associates	July 2009	37

Steven D. Skolsky (1)(2)(3) North Carolina, USA Director	Global Head of Clinical and Data Operations at Quintiles Transnational; previously CEO of Sequoia Pharmaceuticals	August 2011	57

Dr. Thomas Spector Chief Scientific Officer	President of Spector Consulting Services	N/A	69

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

Dr. Thomas Spector, PhD.

Dr. Spector was appointed Chief Scientific Officer at Adherex in July 2009.  He is President of Spector Consulting Services.  Dr. Spector is the principal inventor of the Eniluracil / 5-fluorouracil treatment. In 2004, he discovered why the dosing regimen in Glaxo’s Phase III clinical trial was not optimal. Dr. Spector has authored and co-authored over 100 scientific articles, including 25 manuscripts on Eniluracil / 5-fluorouracil. He has over 35 years of experience in drug discovery and development and was the Assoc. Division Director of Experimental Therapy at Burroughs Wellcome and The International Vice President of Cancer Research at GlaxoWellcome (now GSK). Dr. Spector received a Ph.D. in Pharmacology from Yale University.

Audit Committee

On behalf of the Board, the Audit Committee of the Board retains, oversees and evaluates Adherex’s independent auditors, reviews the financial reports and other financial information provided by Adherex, including audited financial statements, and discusses the adequacy of disclosure with management and the auditors. The Audit Committee also reviews the performance of the independent auditors in the annual audit and in assignments unrelated to the audit, assesses the independence of the auditors, and reviews their fees. The Audit Committee is also responsible for reviewing Adherex’s internal controls over financial reporting and disclosure. The Audit Committee operates under a written charter adopted by the Board.

The directors have appointed an Audit Committee consisting of three directors; Chris A. Rallis, David Lieberman and Steven Skolsky, all of whom are independent and financially literate within the meaning of National Instrument 52-110 – Audit Committees. In addition, the Board has determined that Mr. Rallis qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.Mr. Rallis has been an executive-in-residence at Pappas Ventures, a life science venture capital firm since January 2008.  Previously, Mr. Rallis was the President and Chief Executive Officer of ImmunoBiosciences, Inc. (“IBI”), a vaccine technology company formerly located in Raleigh, North Carolina from April 2006 through June 2007. Mr. Lieberman has been an analyst at Southpoint Capital Advisors LP, a private investment partnership with more than $1 billion in assets under management. Prior to Southpoint, Mr. Lieberman was an analyst for Tiedemann Investment Group. Mr. Skolsky was recently appointed to the position of Global Head of Clinical and Data Operations at Quintiles Transnational after serving as Principal of EXPIS Partners, a strategic life science consultancy. Mr. Skolsky also currently serves on the Board of BasileaPharmaceutica, a Swiss based biopharmaceutical company where he previously served as Vice Chairman of the Board. Several of these directors has held various director and/or executive officer positions with private and public companies and/or community organizations and has had responsibility for the supervision of the preparation of financial materials and disclosure documents for public and private corporations.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets out certain information respecting the compensation paid to our Chief Executive Officer, as well as Chief Financial Officer and any executive officer of the Company whose total compensation for the fiscal years ended December 31, 2012 and December 31, 2011 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Rostislav Raykov, Chief	2012	140,000	-	48,012	-	-	188,012
Executive Officer	2011	140,000	-	32,226	-	-	172,226

Robert Andrade, Chief	2012	140,000	-	48,012	-	-	188,012
Financial Officer	2011	140,000	-	32,226	-	-	172,226

Dr. Thomas Spector	2012	150,000	-	48,012	-	-	198,012
Chief Scientific Officer	2011	150,000	-	32,226	-	-	182,226

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Dollar value amounts are based on individual grants to each of Mr. Andrade, Mr. Raykov and Dr. Spector of 51,152 options on August 19, 2011 at an exercise price of $0.63, which options expire on August 19, 2018 and 150,000 options on November 20, 2012 at an exercise price of $0.35, which options expire on November 20, 2019. All options vestedin full on the date of grant.
(2)	The term “incentive plan” means any plan providing compensation intended to serve as incentive for performance to occur over a specified period, whether such performance is measured by reference to financial performance of the Corporation, the Corporation's stock price, or any other performance measure. An “equity incentive plan” is an incentive plan or portion of an incentive plan under which awards are granted that fall within the scope of SFAS 123(R). A “non-equity incentive plan” is an incentive plan or portion of an incentive plan that is not an equity incentive plan.
(3)	Consists of the taxable benefit for premiums paid for group term life insurance, long term disability and long term care insurance.

Rostislav Raykov

Mr. Raykov has been employed by Adherex since July 2009.  Pursuant to an employment agreement dated May 3, 2010 between Rostislav Raykov and Adherex, Mr. Raykov is employed as Adherex’s Chief Executive Officer. Pursuant to this agreement, Mr. Raykov (a) receives an initial annual salary in the amount of $140,000, (b) upon approval by shareholders of the amended Stock Option Plan was granted options to purchase up to 5.0% of our common stock outstanding estimated by us to be outstanding upon completion of the Rights Offering, and (c) may receive annual bonuses at the sole discretion of the Board. If Mr. Raykov’semployment terminates due to a change of control of Adherex, any then remaining unvested shares under his options shall immediately vest and be fully exercisable. On August 18, 2010, Mr. Raykov was granted 971,885 options and on August 19, 2011 Mr. Raykov was granted 51,152 optionspursuant to his employment agreement.Further, on November 20, 2019, Mr. Raykov was granted 150,000 options. If Mr. Raykov is dismissed from employment by us for any reason other than “cause,” we are obligated to pay Mr. Raykov severance compensation equal to twelve months of salary.

Robert Andrade

Mr. Andrade has been employed by Adherex since July 2009, when he initially agreed to be compensated at the minimum wage. Pursuant to an employment agreement dated May 3, 2010 between Robert Andrade and Adherex, Mr. Andrade is employed as Adherex’s Chief Financial Officer. Pursuant to this agreement, Mr. Andrade (a) receives an initial annual salary in the amount of $140,000, (b) upon approval by shareholders of the amended Stock Option Plan was granted options to purchase up to 5.0% of our common stock outstanding estimated by us to be outstanding upon completion of the Rights Offering, and (c) may receive annual bonuses at the sole discretion of the Board.  If Mr. Andrade’s employment terminates due to a change of control of Adherex, any then remaining unvested shares under his options shall immediately vest and be fully exercisable. On August 18, 2010, Mr. Andrade was granted 971,885 options and on August 19, 2011 Mr. Andrade was granted 51,152 options pursuant to his employment agreement. Further, on November 20, 2019, Mr. Andrade was granted 150,000 options. If Mr. Andrade is dismissed from employment by us for any reason other than “cause,” we are obligated to pay Mr. Andrade severance compensation equal to twelve months of salary.

Dr. Thomas Spector

Dr. Spector has been employed by Adherex since July 2009, when he was initially paid a salary of $80,000 per year. Pursuant to an employment agreement dated May 3, 2010 between Dr. Thomas Spector and Adherex, Dr. Spector is employed as Adherex’s Chief Scientific Officer. Pursuant to this agreement, Dr. Spector (a) receives an annual salary in the amount of $150,000, (b) upon approval by shareholders of the amended Stock Option Plan was granted options to purchase up to 5.0% of our common stock outstanding estimated by us to be outstanding upon completion of the Rights Offering, and (c) may receive annual bonuses at the sole discretion of the Board.  If Dr. Spector’s employment terminates due to a change of control of Adherex, any then remaining unvested shares under his options shall immediately vest and be fully exercisable. On August 18, 2010, Dr. Spector was granted 971,885 options and on August 19, 2011 was granted 51,152 options pursuant to his employment agreement. Further, on November 20, 2019, Dr. Spector was granted 150,000 options. If Dr. Spector is dismissed from employment by us for any reason other than “cause,” we are obligated to pay Dr. Spector’s severance compensation equal to twelve months of salary.

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

Equity Grants, Exercises and Holdings

The following table sets forth information concerning the number and value of unexercised options held by each Named Executive Officer as of December 31, 2012.

Outstanding Equity Awards at December 31, 2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)		Option Expiration Date
Rostislav Raykov	971,885	(2)	—	CAD$	0.81	08/18/2017
	51,152	(3)	—	CAD$	0.63	08/19/2018
	150,000	(4)	—	USD$	0.35	11/20/2019
Robert Andrade	971,885	(2)	—	CAD$	0.81	08/18/2017
	51,152	(3)	—	CAD$	0.63	08/19/2018
	150,000	(4)	—	USD$	0.35	11/20/2019
Dr. Thomas Spector	971,885	(2)	—	CAD$	0.81	08/18/2017
	51,152	(3)	—	CAD$	0.63	08/19/2018
	150,000	(4)	—	USD$	0.35	11/20/2019

(1)	The current Stock Option Plan provides for grants denominated in US and CAD dollars.
(2)	971,885 options were granted on 08/18/2010 with all 971,885 immediately exercisable.
(3)	51,152 options were granted on 08/19/2011 with all 51,152 immediately exercisable.
(4)	150,000 options were granted on 11/20/2012 with all 150,000 immediately exercisable.

Termination Benefits

In the event of his termination with us other than for cause, we will pay Rostislav Raykov $140,000 severance. In the event of his termination with us other than for cause, we will pay Robert Andrade $140,000 severance. In the event of his termination with us other than for cause, we will pay Dr. Thomas Spector $150,000 severance.

Compensation of Directors

 Director Compensation Table

The following table summarizes the compensation earned by or paid to the Company's non-executive directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mr. Lieberman	—	—	—	—	—	—	—
Mr. Rallis	16,500	—	16,507(2)	—	—	—	$33,007
Mr. Skolsky	7,500	—	13,290(2)	—	—	—	$20,790

(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2) Dollar value amounts are based on individual grants of 25,000 options on April 5, 2012and 27,778 options on May 18, 2012at an exercise price of $0.18, and 14,286 options on November 20, 2012 at an exercise price of $0.35 to both Chris Rallis and Steve Skolsy and a grant of 33,333 options to Chris Rallis on August 20, 2012 at an exercise price of CAD$0.11 vested in full on the date of grant. All options expire 7 years from the date of grant.

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

Each of the Chris A. Rallis and Steven D. Skolsky has entered into an Independent Director Agreement with the Company, dated as of August 25, 2011, which provides for (i) cash compensation in the form of USD$ 1,500 per board meeting attended, and (ii) non-cash compensation in the form of a grant of options to purchase shares of the Company’s common stock having an aggregate value equal to USD $5,000 (with price per share and exercise price based on the value of the Company’s common stock as of the date of grant) per board meeting attended.  The options immediately vest when granted and are otherwise subject to the terms and conditions of the Company’s stock option plan, as amended. The Independent Director Agreement also provides for the reimbursement of such director’s reasonable travel and related expenses incurred in the course of attending board meetings.

Mr. Lieberman currently does not accept cash fees or stock for his participation on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information regarding shares of our common stock beneficially owned as of March 16, 2013 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person. Except as otherwise indicated below, the address for each listed shareholder is c/o Adherex Technologies Inc., 68 TW Alexander Drive, PO Box 13628, Research Triangle Park, North Carolina 27709.

Name	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (1)

Robert Andrade	82,228	1,173,037	38,889	1,294,154	4.9%

David Lieberman (2)	11,111,111		8,805,333	19,916,444	58.6%

Chris A. Rallis	-	110,397	-	110,397	* %

Rostislav Raykov	122,222	1,173,037	66,667	1,361,926	5.2%

Steven D. Skolsky	-	77,063	-	77,063	* %

Thomas Spector	33,333	1,173,037	33,333	1,239,703	4.7%

All officers and directors as a group (6 persons)	11,348,894	3,706,571	8,944,222	23,999,687	63.5%

Southpoint Capital Advisors LP (2)	11,111,111	-	8,805,333	19,916,444	58.6%

683 Capital Management LLC(3)	2,162,457	-	1,997,902	4,160,359	15.3%

Robert Butts	2,305,778		2,305,778	4,611,556	16.8%

  * Percentage of shares beneficially owned does not exceed one percent.

(1)	For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or group has the right to acquire within 60 days after March 16, 2013. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 16, 2013 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 16, 2013, there were 25,157,618 shares of our common stock issued and outstanding.

(2)	David Lieberman an employee of Southpoint Capital Advisors, LP, 623 Fifth Avenue, Suite 2503, New York, New York 10022. John S. Clark, II holds dispositive power over the shares owned by Southpoint Capital Advisors, LP.

(3)	683 Capital Management, LLC, 595 Madison Avenue, 17th Floor, New York, New York 10025. Ari Zweiman holds dispositive power over the shares owned by 683 Capital Management LLC.

Equity Compensation Plan Information

The following table provides certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights (*)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans	1,327	$ USD $0.67	789
approved by security holders	4,171	CAD $ 0.78
Equity compensation plans not approved by security holders	-	-	-
Total	5,498	-	789

* The Company’s current stock option plans allows for the issuance of stock options denominated in both United States, or U.S., dollars and Canadian, or CAD, dollars.  This table presents the number and weighted-average exercise price of outstanding options by the currency associated with the original grants  At December 31, 2012 we had 1,327 stock options denominated in U.S. dollars with a weighted-average exercise price of $0.67 and 4,171 stock options denominated in CAD dollars with a weighted-average exercise price of CAD$0.78.  At December 31, 2012, we had 789 stock options available for future issuance.

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

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees for professional services and other services rendered by our independent auditors, Deloitte LLP in fiscal year 2012 and 2011 (in US dollars):

	Fiscal Year 2012	Fiscal Year 2011
Audit Fees (1)	100,020	95,201
Audit-Related Fees (2)	-	81,446
Tax Fees (3)	14,980	19,688
All Other Fees (4)	-	-
Total	$115,000	$196,335

(1)	Audit Fees include fees for the standard audit work that needs to be performed each year in order to issue an opinion on the consolidated financial statements of the Corporation and to issue reports on the local statutory and regulatory financial statements. It also includes fees for services that can only be provided by the Corporation’s auditor such as auditing of non-recurring transactions and application of new accounting policies.
(2)	Audit-Related Fees include fees for those other assurance services provided by auditors but not restricted to those that can only be provided by the auditor signing the audit report, which includes consents and comfort letters and any other audit services required for U.S. Securities and Exchange Commission or other regulatory filings.
(3)	Tax Fees include fees for periodic tax consultations and compliance services in various local, regional and national tax jurisdictions.
(4)	All Other Fees include fees for products and services other than Audit Fees, Audit Related Fees and Tax Fees.

The Audit Committee does not have formal pre-approval policies and procedures; however, prior to the engagement by the registrant, the Audit Committee approved all of the services performed by Deloitte LLP as required by SEC regulation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are included as part of this Annual Report filed on Form 10-K:

1.  Financial Statements – See Index to Financial Statements on page F-1.

2.  All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3.  Exhibits:

Exhibit No.	Description	Location

3.1	Notice of Articles dated August 25, 2011	Exhibit 3.2I to the Form 8-K of Adherex, filed August 26, 2011

3.2	Articles dated August 25, 2011	Exhibit 3.2II to the Form 8-K of Adherex, filed August 26, 2011

10.1	Exclusive License Agreement, dated as of September 26, 2002, by and between Oregon Health & Science University and Oxiquant, Inc.	Exhibit 4.5 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

10.2	Development and License Agreement dated July 14, 2005 between Adherex Technologies Inc. and Glaxo Group Limited**	Exhibit 4.30 to Form 6-K of Adherex, filed July 22, 2005

10.3	Amendment No. 1 to Development and License Agreement dated December 20, 2005 between Glaxo Group Limited and Adherex Technologies Inc.**	Exhibit 4.36 to the Form 20-F Annual Report (No. 001-32295) of Adherex for the fiscal year ended December 31, 2005, filed on March 31, 2006

10.4	Amendment No. 2 to Development and License Agreement dated June 23, 2006 between Glaxo Group Limited and Adherex Technologies Inc.**	Exhibit 4.41 to Form 6-K of Adherex, filed August 9, 2006

10.5	Amendment No. 3 to Development and License Agreement dated January 17, 2007 between Adherex Technologies Inc. and Glaxo Group Limited	Exhibit 4.42 to Form 6-K of Adherex, filed January 19, 2007

10.6	Amendment No. 4 to Development and License Agreement dated May 23, 2007 between Adherex Technologies Inc. and Glaxo Group Limited	Exhibit 10.1 to Form 8-K of Adherex, filed June 19, 2007

10.7	Amended and Restated Stock Option Plan	Exhibit 10.19 to Form 10-K of Adherex, filed March 28, 2008

10.8	Lease Termination and Release	Exhibit 10.24 to Form 10-Q of Adherex, filed November 16, 2009

10.9	Amended and Restated Employment Agreement - Robin J. Norris*	Exhibit 10.23 to Form 10-Qof Adherex, filed November 16, 2009

10.10	Lease agreement dated January 1, 2010, between Adherex and Valfern Holdings, Inc.	Exhibit 10.27 to the Form 10-Q of Adherex, filed on May 14, 2010

10.11	Executive Employment Agreement dated May 3, 2010 by and between Adherex and Rostislav Raykov*	Exhibit 10.28 to the Form 10-Q of Adherex, filed on May 14, 2010

10.12	Executive Employment Agreement dated May 3, 2010 by and between Adherex and Robert Andrade*	Exhibit 10.29 to the Form 10-Q of Adherex, filed on May 14, 2010

10.13	Executive Employment Agreement dated May 3, 2010 by and between Adherex and Dr. Thomas Spector*	Exhibit 10.30 to the Form 10-Q of Adherex, filed on May 14, 2010

10.14	Form of Independent Director Agreement, dated May 3, 2010	Exhibit 10.31 to the Form 10-Q of Adherex, filed on May 14, 2010
10.15	Master Service Agreement with OCT Group LLC	Exhibit 10.1 to the Form 10-Q of Adherex filed on November 15, 2010
10.16	Amendment No. 2 to Master Service Agreement with OCT Group LLC, dated August 16, 2011	Exhibit 10.1 to the Form 10-Q of Adherex filed on November 14, 2011

10.17	Amendment No. 3 to Master Service Agreement with OCT Group LLC, dated June 4, 2012	Exhibit 10.1 to the Form 10-Q of Adherex filed on August 2, 2012

10.18	Amendment No. 4 to Master Service Agreement with OCT Group LLC, dated October 29, 2012	Exhibit 10.1 to the Form 10-Q of Adherex filed on November 14, 2012

21	Subsidiaries	Exhibit 8 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1	Interactive Data File	Filed herewith

*	Indicates a management contract or compensatory plan.

**	The Company has received confidential treatment with respect to certain portions of this exhibit. Those portions have been omitted from this exhibit and are filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly causes this report to be signed on its behalf by the undersigned, thereunto authorized.

Adherex Technologies Inc.
By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director
Date: March 28, 2013

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	March 28, 2013
Rostislav Raykov	(principal executive officer) and Director

/s/ Robert Andrade	Chief Financial Officer, Director	March 28, 2013
Robert Andrade	(principal financial officer and principal accounting officer)

/s/ Chris A. Rallis	Director	March 28, 2013
Chris A. Rallis

/s/ Steven D. Skolsky	Director	March 28, 2013
Steven D. Skolsky

/s/ David Lieberman	Director	March 28, 2013
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

ADHEREX TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Adherex Technologies Inc.

We have audited the accompanying consolidated balance sheets of Adherex Technologies Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and cumulatively for the period from September 3, 1996 (date of inception) to December 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The Company's financial statements for the period September 3, 1996 (date of inception) to December 31, 2008, before the effects of the adjustments to retrospectively give effect of the stock split as described in Note 2 and Note 7 to the consolidated financial statements, were audited by other auditors whose report, dated March 30, 2009, expressed an unqualified opinion on those statements.  The financial statements for the period September 3, 1996 (date of inception) to December 31, 2008 reflect a net loss of $97,979,000. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and for the period from September 3, 1996 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the consolidated financial statements for the period from September 3, 1996 (date of inception) to December 31, 2008 to retrospectively give effect of the stock split as described in Note 2 and Note 7 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the financial statements of the Company for the period from September 3, 1996 (date of inception) to December 31, 2008 other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the financial statements for the period from September 3, 1996 (date of inception) to December 31, 2008 taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer, as discussed in Note 1 to the consolidated financial statements. During the year ended December 31, 2012, the Company incurred a loss from operations of $3,620,000. At December 31, 2012, it had an accumulated deficit of $110,543,000 and had experienced negative cash flows from operating activities since inception in the amount of $85,037,000. In addition, it had a deficiency in working capital at December 31, 2012 and the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
Ottawa, Canada

March 21, 2013

Report of Independent Auditors

To the Shareholders of Adherex Technologies Inc.

In our opinion, the consolidated statements of operations and cash flows, not separately presented herein, and statement of stockholders’ equity, present fairly, in all material respects the results of operations and cash flows for the period from September 3, 1996 (date of inception) to December 31, 2008, before the adjustments to retrospectively give effect of the reverse stock split as described in Notes 2 and 7 of Adherex Technologies Inc. (a development stage company) (the “Company”) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively give effect of the reverse stock split as described in Notes 2 and 7 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants, Licensed Public Accountants
Ottawa, Canada
March 30, 2009

Adherex Technologies Inc.

(a development stage company)

Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	December 31,2012	December 31, 2011
Assets

Current assets
Cash and cash equivalents	$2,303	$5,297
Prepaid expense	56	35
Other current assets	6	19

Total assets	$2,365	$5,351

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$259	$342
Accrued liabilities	423	52
Derivative liabilities	6,640	5,077
Total current liabilities	7,322	5,471

Total liabilities	7,322	5,471

Commitments and contingencies (Note 10 and 11)

Stockholders’ (deficit) equity

Common stock, no par value; unlimited shares authorized; (2012 - 25,158, 2011 - 25,158 shares issued and outstanding)	65,952	65,952
Additional paid-in capital	38,391	38,065
Deficit accumulated during development stage	(110,543)	(105,380)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ (deficit) equity	(4,957)	(120)
Total liabilities and stockholders’ (deficit) equity	$2,365	$5,351

 (The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statements of Operations

(U.S. dollars and shares in thousands, except per share information)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Cumulative From September 3, 1996 to December 31, 2012

Revenue	$-	$-	$-

Operating expenses:
Research and development	2,075	1,494	69,168
Impairment of capital assets	-	-	386
Gain on deferred lease inducements	-	-	(497)
Acquired in-process research and development	-	-	13,094
General and administration	1,545	1,944	32,094
Loss from operations	(3,620)	(3,438)	(114,245)

Other income (expense):
(Loss)/Gain on derivative warrants	(1,563)	8,071	3,257
Settlement of Cadherin Biomedical Inc. litigation	-	-	(1,283)
Interest expense	-	-	(19)
Other income/(expense)	(5)	9	259
Interest income	25	43	2,897
Total other (expense)/ income	(1,543)	8,123	5,111

Net (loss)/income and total comprehensive loss	$(5,163)	$4,685	$(109,134)

(Loss)/earnings per share of common stock, basic	$(0.21)	$0.20

(loss)/earnings per share of common stock, diluted	$(0.21)	$0.19

Weighted-average number of shares of common stock outstanding, basic	25,158	23,983

Weighted-average number of shares of common stock outstanding, diluted	25,158	24,050

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Cumulative From September 3, 1996 to December 31,2012
Cash flows from (used in):
Operating activities:
Net (loss)/income	$(5,163)	$4,685	$(109,134)
Adjustments for non-cash items:
Loss/(gain) on derivative warrants	1,563	(8,071)	(3,257)
Depreciation and amortization	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation expense	-	-	1,187
Unrealized foreign exchange (gain)/loss		(9)	36
Loss on impairment of capital assets	-	-	386
Amortization of and gain on lease inducements	-	-	(412)
Non-cash severance expense	-	-	168
Stock options issued to consultants	152	121	1,048
Stock options issued to employees	174	129	10,269
Acquired in-process research and development	-	-	13,094
Changes in non-cash working capital	280	(81)	174
Net cash used in operating activities	(2,994)	(3,226)	(85,037)

Investing activities:
Purchase of capital assets	-	-	(1,440)
Disposal of capital assets	-	-	115
Proceeds from sale of assets	-	-	24
Release of restricted cash	-	-	190
Restricted cash	-	-	(209)
Purchase of short-term investments	-	-	(22,148)
Redemption of short-term investments	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	(166)
Acquired intellectual property rights	-	-	(640)
Net cash used in investing activities	-	-	(1,483)

Financing activities:
Conversion of long-term debt to equity	-	-	68
Long-term debt repayments	-	-	(65)
Capital lease repayments	-	-	(8)
Issuance of common stock	-	2,566	86,443
Registration expense	-	-	(465)
Financing expenses	-	-	(544
Proceeds from convertible note	-	-	3,017
Other liability repayments	-	-	(87)
Security deposits received	-	-	35
Proceeds from exercise of stock options	-	-	51
Net cash provided from financing activities	-	2,566	88,445

Effect of exchange rate changes on cash and cash equivalents	-	10	378

Net change in cash and cash equivalents	(2,994)	(650)	2,303
Cash and cash equivalents - Beginning of period	5,297	5,947	-
Cash and cash equivalents - End of period	$2,303	$5,297	2,303

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

(The accompanying notes are an integral part of these consolidated financial statements)

(continued on next page)

 Adherex Technologies Inc.

(a development stage company)

Consolidated Statements of Stockholders' Equity (continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Shareholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	(Deficit)/ Equity

Stock options issued to consultants	-	-	-	152	-	-	152
Stock options issued to employees	-	-	-	174	-	-	174
Net income	-	-	-	-	-	(5,163)	(5,163)
Balance at December 31, 2012	25,158	$65,952	$-	$38,391	$1,243	$(110,543)	$(4,957)

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.         Going Concern

Adherex Technologies Inc. (“Adherex”), a British Columbia corporation together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a development stage biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer. With the exception of Adherex Inc., all subsidiaries are inactive.

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

The Company is a development stage company and during the year ended December 31, 2012, incurred a loss from operations of $3,620. At December 31, 2012, it had an accumulated deficit of$110,543, and had experienced negative cash flows from operating activities since inception in the amount of $85,037. In addition, it had a deficiency in working capital at December 31, 2012 and the Company's operating losses since inception.

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

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At December 31, 2012, the Company had $2,303 in cash accounts (2011- $5,297). Money market investments typically have minimal risk; however, in recent years the financial markets have been volatile resulting in concerns regarding money market investments. The Company has not experienced any loss or write-down of its money market investments.

Financial instruments

Financial instruments recognized on the balance sheets at December 31, 2012 and December 31, 2011 consist of cash and cash equivalents, accounts payable and derivative warrant liability, the carrying value of which, with the exception of the derivative warrant liability, approximates fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading.

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

In November 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-5”), codified as ASC 815-40.  In June 2008, one of the conclusions reached under EITF 07-05 was a consensus that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency. The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock. This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer's functional currency; such as the Company’s outstanding warrants to purchase common stock that were denominated in Canadian dollars. This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), codified as ASC 815-10. SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders' equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133. As a result, the Company’s outstanding warrants denominated in Canadian dollars were not considered to be indexed to its own stock and should therefore be treated as derivative financial instruments and recorded at their fair value as a liability. ITF 07-05 is effective for financial statements for fiscal years beginning after December 15, 2008 and earlier adoption is not permitted. Since the warrants to purchase common stock that are denominated in Canadian dollars expired on December 19, 2008, EITF 07-5 did not have a material impact on the Company’s financial statements through 2008. However, the Company issued further Canadian dollar denominated warrants on April 30, 2010 and March 29, 2011 and this results in warrants shown as a liability which is marked to market as at December 31, 2012 and December 31, 2011. At December 31, 2012, the derivative liabilitieswere valued at $6,640 (2011: $5,077) and the unrealized loss on the value of the underlying securities was $1,563 (2011: gain$8,071) for the year ended December 31, 2012.

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

Foreign currency translation

The U.S. dollar is the functional currency for the Company’s consolidated operations. For those entities, all gains and losses from currency translations are included in results of operations.

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

Newly adopted accounting pronouncements

On May 12, 2011, the FASB issued ASU 2011-04 “Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. Level 3 reconciliation disclosures are effective for annual and interim periods beginning after December 15, 2011. The adoption of the guidance to has not had a significant impact on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB released ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”. This update requires and entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. Subsequently, in December 2011, the FASB issued ASU 2011-12 which deferred some aspects of the June guidance that relate to the presentation of reclassification adjustments. ASU 2011-05 is now effective for fiscal years and interim periods within those years, beginning after December 15, 2012. The adoption of this standard to has not had a significant impact on the Company’s consolidated financial position or results of operations.

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that companies must report the effect of significant reclassifications out of accumulated comprehensive income on the respective line items in net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity may cross reference to the relevant note disclosure. The Company is required to adopt this ASU in the first quarter for fiscal 2013.

 3.         Capital Assets

At December 31, 2012 and December 31, 2011, the Company determined the carrying values of its capital assets to be nil.

4.        Stock options

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 6,290 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. A summary of the stock option transactions, for both the Canadian and U.S. dollar grants, through the year ended December 31, 2012 is below.

The following options granted under the stock option plan are exercisable in Canadian dollars:

		Exercise Price in Canadian Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2010	3,901	0.63-58.50	$1.26
Granted	310	0.54-0.81	0.62
Reinstated(1)	10	5.04-35.10	8.93
Exercised	-	-	-
Cancelled	(50)	35.10 –58.50	49.39
Outstanding at December 31, 2011	4,171	0.54-0.81	0.78
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at December 31, 2012	4,171	$ 0.54-0.81	$0.78

(1)	Includes 10 options reinstated to D.Scott Murray per severance agreement on March 8, 2011 which had either expired and or were cancelled prior to the agreed severance agreement.

Price in Canadian Dollars	# outstanding and exercisable at December 31, 2012	Weighted average remaining life (years)
$0.54	88	5.26
$0.63	303	5.42
$0.81	3,780	4.64
TOTAL	4,171	4.70

The following options granted under the stock option plan are exercisable in U.S. dollars:

		Exercise Price in U.S. Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2010	721	$ 1.80 - 24.30	$9.90
Granted	138	0.50-0.63	0.54
Exercised	-	-	-
Reinstated(1)	104	$ 5.04-21.60	9.15
Outstanding at December 31, 2011	963	$ 0.50 - 24.30	$8.51
Granted	1,137	0.15-0.56	0.32
Exercised	-	-	-
Cancelled	(773)	$ 5.04-24.30	9.92
Outstanding at December 31, 2012	1,327	$ $0.15-11.34	0.67

(1) Includes104 options reinstated to D.Scott Murray per severance agreement on March 8, 2011 which were cancelled in error in 2010.

Price in US Dollars	# Outstanding at December 31, 2012	# Exercisable at December 31, 2012	Remaining life (years)
$0.15	33	33	6.62
$0.18	61	61	6.38
$0.20	254	254	6.25
$0.35	689	689	6.89
$0.50	94	94	6.10
$0.56	100	100	6.97
$0.63	45	45	5.64
$1.80	4	4	2.71
$5.04	7	7	1.92
$5.22	2	2	2.41
$7.20	2	2	1.70
$10.26	23	23	1.37
$11.34	13	13	1.33
	1,327	1,327	6.44

Pursuant to employment agreements dated May 3, 2010 between the Company and each of Robert Andrade, Rostislav Raykov and Thomas Spector (collectively Messrs. Andrade, Raykov and Spector) and conditional upon the approval of the amended Stock Option Plan, the Board approved the grant to each, Messrs. Andrade, Raykov and Spector an option to purchase up to 5.0% of Adherex’s common stock estimated by the Company to be outstanding upon completion of the proposed rights offering announced by the Company on April 20, 2010.On August 18, 2010, Messrs. Andrade, Raykov and Spector were each granted 971,885 options and on August 19, 2011 Messrs. Andrade, Raykov and Spector were each granted 51,152 options.

Pursuant to Independent Director Agreements dated May 3, 2010 for each of Dr. Porter and Messrs. Breen and Bussandri and conditional upon the approval of the amended Stock Option Plan, the Board approved the grant to each Dr. Porter and Messrs. Breen and Bussandri an option to purchase up to 1.33% of Adherex’s common stock estimated by the Company to be outstanding upon completion of the proposed rights offering announced by the Company on April 20, 2010. On August 18, 2010,each of Dr. Porter and Messrs. Breen and Bussandri were granted 255,759 options and on August 19, 2011,each of Dr. Porter and Messrs. Breen and Bussandri were granted 16,369 options.

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

Stock compensation expense for the fiscal years ended December 31, 2012 and 2011 was $326 and $250 respectively.  These amounts have been included in the general and administrative expenses for the respective periods. The weighted average fair value per share of options granted during the fiscal years ended December 31, 2012 and 2011 was $0.29 and $0.56, respectively. The intrinsic value (being the difference between the share price as at December 31, 2012 and exercise price) of stock options outstanding at December 31, 2012 was NIL.

The fair values of options granted in fiscal years ended December 31, 2012 and 2011 were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected dividend	0%	0%
Risk-free interest rate	1.09-1.26%	1.85-2.5%
Expected volatility	118-133%	121-132%
Expected life	7 years	7 years

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

As of December 31, 2012, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $4,698 and $1,847, respectively (December 31, 2011 – warrants expiring April 30, 2015, fair value of $3,672, March 29, 2016, fair value of $1,340), and the loss on these warrants for the twelve months ended December 31, 2012 was $1,026 and $507, respectively (December 31, 2011 - warrants expiring April 30, 2015, gain of $6,778; March 29,2016, gain of $643). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Gain/(Loss) on Derivative Instruments	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011
Warrant expiring April 15, 2015	(1,026)	6,778
Warrant expiring March 29, 2016	(507)	643
Rights offering derivative	-	613
Options to contractors	(30)	37
Total	(1,563)	8,071

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

During the fiscal year ended December 31, 2011, the Company issued 108 optionsto contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13, no such exception exists for contractors. These options will be marked to market until the earlier of their expiry or exercise.

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Fair Value Measurement at December 31, 2012

	Quoted Pricein Active Markets	Significant Other	Significant
	for IdenticalInstruments	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$-	$2,241	$-	$2,241
Liabilities
Derivative liabilities	-	6,640	-	6,640

The Company's financial instruments include cash equivalents and derivatives. Only cash equivalents and derivatives are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company. The warrants are carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions; expected dividend 0%; risk-free interest rate of 1.15%-1.36%; expected volatility of 146% - 155%; and a 2.3 or 3.2 year remaining life. The options also use the Black Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 1.37%-1.41% expected volatility of 140%- 145%; and a 4.9-5.4 year remaining life. The risk free rate was based on Bank of Canada Bond issues of similar term. Expected volatility was estimated by using historical volatility of weekly close share prices for a period equal to the remaining life of the instrument.

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

On May 8, 2006, the Company completed a private placement of equity securities for gross proceeds of $6,512 and issued 7,753 units at a price of $0.84 per unit providing net proceeds of $6,040 after deducting broker fees and certain other expenses. Each unit consisted of one common share and 0.30 of a common share purchase warrant, and the private placement resulted in the issuance of an aggregate of 431 shares of common stock on a post-consolidation basis, along with investor warrants and broker warrants to acquire additional shares of Adherex common stock. At that time, each whole investor warrant entitled the holder to acquire one additional share of Adherex common stock at an exercise price of $0.97 per share for a period of four years, and each whole broker warrant entitled the holder to acquire one share of Adherex common stock at an exercise price of $0.97 per share for a period of two years, all of which expired unexercised on May 7, 2008. The warrants, with a value of $822 based on the Black-Scholes option pricing model, have been allocated to additional paid-in capital and the remaining balance of $5,218 has been credited to common stock.

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

During the second quarter of fiscal 2007, the Company received gross proceeds of $694 related to the exercise of warrants and issued 116 shares of common stock on a post-consolidation basis and additional investor warrants, which expired on February 21, 2010. The warrants, with a value of $131 based on the Black-Scholes option pricing model, have been allocated to additional paid-in capital and the remaining balance of $563 has been included in common stock.

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

2010 Private Placement Warrants

On April 30, 2010, the Company completed a first closing of a non-brokered private placement (“Private Placement”) of 240,066,664 units, at a price of CAD$0.03 per unit for net proceeds of CAD$7,202. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). At that time, each Warrant entitled the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date. As the exercise price is denominated in a currency other than the company’s functional currency, these warrants are treated as a derivative instrument. (Note 5) As a result of the Share Consolidation on August 25, 2011, the number of shares issuable upon the exercise of the warrants issued in connection with the April 2010 Private Placement consists of 13,337,037 shares of common stock at the exercise price of CAD $1.44 per whole share.

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

The Company a rights offering to its shareholders on March 2, 2011, the record date for the rights offering (the "Rights Offering"). Pursuant to the terms of the Rights Offering, the Company distributed rights to subscribe for up to 425,000,000 Units at a price of CAD$0.03 per unit, for gross proceeds of up to CAD$12,750,000, to the shareholders on the basis of one right per each share of common stock held by such shareholder on March 2, 2011, the record date for the Rights Offering.  Purchasers of units in the Company's April 2010 Private Placement described above that owned common stock as of the record date for the Rights Offering agreed not to participate in the Rights Offering. Each right was exercisable for one unit which consisted of one common share and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder thereof to purchase one common share of the Company at a purchase price of CAD$0.08 per share for a period of five years from the issue date. Adherex filed a short-form prospectus for the Rights Offering with the securities regulatory authorities in Canada to qualify the distribution of the rights in Canada on February 11, 2011 and a Form S-1 registration statement with the Securities and Exchange Commission to register the rights and underlying securities in the United States, which registration statement was declared effective on February 11, 2011. As of 5:00 pm New York City time on March 29, 2011, the expiration date for the Rights Offering, the Company had received subscriptions for an aggregate of 84,559,178 Units, representing estimated aggregate gross proceeds of approximately $2.5 million.

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

On December 3, 2003, the Company issued additional senior secured convertible notes with a face value totaling CAD$1,458. These notes were convertible into common stock and warrants to acquire common stock of the Company upon completion of an equity fund raising round. Also, at that time, investors received warrants to purchase shares of common stock exercisable at a price of CAD$2.15 per share which expired unexercised on December 3, 2007.The notes bore interest at an annual rate of eight percent compounded semi-annually, and matured one year from issue but were renewable for one additional year at the option of the Company. At that time, the Company also issued broker warrants to purchase shares of common stock exercisable at a price of CAD$2.15 per share which expired unexercised on December 3, 2005.

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

Warrants to Purchase Common Stock

At December 31, 2012, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of $1.44 and a weighted average remaining life of 2.6 years:

Warrant Description (Warrants in thousands)	Common Shares Issuable Upon Exercise of Outstanding Warrants at December 31, 2012	Exercise Price in Canadian Dollars	Expiration Date
Investor Warrants (1)	13,337	$1.44	April 30, 2015
Investor Warrants (2)	4,698	$1.44	March 29, 2016
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

8.         Research and Development

Investment tax credits earned as a result of qualifying research and development expenditures and government grants have been applied to reduce research and development expenses as follows:

	Year Ended December 31,	Year Ended December 31,	Cumulative FromSeptember 3,1996 to December 31,
	2012	2011	2012
Research and development	$2,075	$1,494	$69,168
Investment tax credits	-	-	(1,632)
National Research Council grants	-	-	(197)
	$2,075	$1,494	$67,339

9.      Capital and Operating Lease Commitments

We had no material commitments for capital expenses or commitments extending beyond three years as of December 31, 2012.  The following table represents our contractual obligations and commitments at December 31, 2012 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total
OCT Clinical Service Agreement (1)	402	-	402
Oregon Health & Science University (2), excluding potential royalty payments	-	-	-
Life Sci Advisors, LLC (3)	55	-	55
Total	$457	$-	$457

(1)	Under the service agreement with OCT Group LLC entered in August 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. Further, the Company amended the agreement in June 2012 for the transition to a paper-based database to be developed by OCT. In addition, the Company amended the agreement on October 29, 2012 for the addition of up to 20 patients to be enrolled.
(2)	Under the license agreement with Oregon Health & Science University (OHSU) for STS dated February 20, 2013, upon the first commercial sale of STS we may become responsible for a payment to OHSU of up to $0.1 million. Prior to this new license agreement with OHSU, the previous license agreement with OHSU dated September 26, 2002, included that the Company may have become responsible for a payment to OHSU of up to $0.5 million upon the successful completion of the Phase III clinical trial with COG or SIOPEL. The license agreement with OHSU dated September 26, 2002 was terminated on February 20, 2013. Royalty payments, which are contingent on sales, are not included.

(3)	Under the service agreement with LifeSci Advisors, LLC, the Company is required to make several payments over the course of the agreement. Life SciAdvisors, LLC services include, but are not limited to, an investor meeting program and creating a key message platform.

10.      Commitments and Contingencies

Oregon Health & Science University agreement

On February 20, 2013, Adherex entered into a new exclusive license agreement with Oregon Health & Science University (“OHSU”) for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including STS and their use in oncology (the "New OHSU Agreement"). OHSU will receive certain milestone payments, a 2.5 percent royalty on net sales for licensed products which can be reduced to 1.0 percent upon a $150,000 buy down and a 5 percent royalty on any consideration received from sublicensing of the licensed technology. Milestone payment fees payable to OHSU include $100,000 upon first commercial sale for any licensed product.

On February 20, 2013, Adherex terminated the previous exclusive license agreement with Oregon Health & Science University and Oxiquant a wholly owned subsidiary of Adherex, dated September 26, 2002(the "Previous OHSU Agreement"). Pursuant to the Previous OHSU Agreement, OHSU granted Oxiquant an exclusive worldwide license to intellectual property directed to thiol-based compounds including STS and their use in oncology. In consideration, Oregon Health & Science University was issued 13,902 shares of common stock of Oxiquant that were subsequently converted upon the acquisition of Oxiquant into 21,250 shares of Adherex common stock, and warrants to purchase shares of Adherex common stock that subsequently expired in 2007. In addition under the Previous OHSU Agreement, the following milestone payments were included in the agreement: (i) $50,000 upon completion of Phase I clinical trials, (ii) $200,000 upon completion of Phase II clinical trials, (iii) $500,000 upon completion of Phase III clinical trials. Also, Oxiquant was to be liable for an additional milestone payment of $250,000 upon the first commercial sale for any licensed product. Further, the Previous OHSU Agreement required Adherex to pay Oregon Health & Science University a 2.5% royalty on net sales of any licensed products and a 15% royalty on any consideration received from sublicensing of the licensed technology.

The term of the New OHSU Agreement expires on the date of the last to expire claim(s) covered in the patents licensed to Adherex, unless earlier terminated as provided in the agreement. STS is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States. The New OHSU Agreement is terminable by either Adherex or Oregon Health & Science University in the event of a material breach of the agreement by either party after 45 days prior written notice. Adherex has the right to terminate the New OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the New OHSU Agreement.

GlaxoSmithKline

On July 14, 2005, Adherex entered into a development and license agreement with GlaxoSmithKline, or GSK. The agreement included the in-license by the Company of GSK’s oncology product, Eniluracil, and an option for GSK to license ADH-1.  As part of the transaction, GSK invested $3.0 million in the Company's common stock. On October 11, 2006, the GSK option to license ADH-1 expired unexercised. Under the terms of the agreement relating to Eniluracil, Adherex received an exclusive license to develop Eniluracil for all indications and GSK retained options to buy-back and assume development of the compound at various points in time.

On March 1, 2007, the GSK agreement was amended and the Company purchased all of GSK’s remaining buy-back options for a fee of $1.0 million.  As a result of the amendment to the GSK agreement, Adherex now may be required to pay GSK development and sales milestones and royalties. Specifically, if Adherex files a New Drug Application, or NDA, with the Food and Drug Administration, or FDA, Adherex may be required to pay development milestones of $5.0 million to GSK. Additionally, depending upon whether the NDA is approved by the FDA and whether Eniluracil becomes a commercial success, the Company may be required to pay up to an additional $70.0 million in development and sales milestones for the initially approved indication, plus royalties in the low-double digit range based on annual net sales. If the Company pursues other indications, it may also be required to pay up to an additional $15 million to GSK for each FDA-approved indication. The GSK agreement continues until the earliest of (i) the licensed patents expire or (ii) is terminated by either party in the event of an uncured breach by the breaching party after 60 days prior written notice.

11.      Income Taxes

The Company operates in both U.S. and Canadian tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows:

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Domestic loss	(4,397)	5,623
Foreign loss	(766)	(938)
Loss before income taxes	(5,163)	4,685

Expected statutory rate (recovery)	26.50%	28.25%
Expected provision for (recovery of) income tax	(1,368)	1,324
Permanent differences	489	(2,209)
Change in valuation allowance	2,467	(589)
Non-refundable investment tax credits	0	157
Effect of foreign exchange rate differences	(245)	(204)
Effect of change in future enacted tax rates	(1,378)	(77)
Effect of tax rate changes and other	36	1,599
Provision for income taxes	$-	$-

The Canadian statutory come tax rate of 28.25 percent is comprised of federal income tax at approximately 16.5 percent and provincial income tax at approximately 11.75 percent.

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2012, December 31, 2011:

	December 31, 2012	December 31, 2011
Future tax assets:
SR&ED expenditures	2,195	2,071
Income tax loss carryforwards	21,783	19,635
Non-refundable investment tax credits	1,719	1,719
Share issue costs	25	84
Accrued expenses	-	-
Fixed and intangible assets	970	685
Harmonization credit	248	280
	26,940	24,193
Less: valuation allowance	(26,940)	(24,193)
Net future tax assets	$-	$-

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term.

At December 31, 2012 the Company has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry forwards and non-refundable investment tax credits. The unclaimed amounts and their expiry dates are as listed below:

	Federal	Province/ State
SR&ED expenditures (no expiry)	$8,283	$-
Income tax loss carryforwards (expiry date):
2014	6,089	6,089
2015	11,499	11,499
2021	26	-
2022	233	-
2023	133	-
2024	1,536	1,455
2025	4,795	4,768
2026	20,562	20,496
2027	8,340	8,320
2028	10,840	10,823
2029	8,502	8,502
2030	2,608	2,607
2031	3,377	3,377
2032	3,660	3,660
Investment tax credits (expiry date):
2018	10
2019	8
2020	96
2021	55
2022	548
2023	399
2024	178
2025	199
2026	86
2027	90
2028	50

