Form 10-Q
period 2013-03-31
ADHEREX TECHNOLOGIES INC
filed 2013-05-13
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, there were 25,157,861 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets

Current assets
Cash and cash equivalents	$1,896	$2,303
Prepaid expense	39	56
Other current assets	3	6

Total assets	$1,938	$2,365

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$698	$259
Accrued liabilities	92	423
Derivative liabilities	10,213	6,640
Total current liabilities	11,003	7,322

Total liabilities	11,003	7,322

Commitments (Note 6)

Stockholders’ (deficit) equity

Common stock, no par value; unlimited shares authorized; (2013 - 25,158, 2012 - 25,158 shares issued and outstanding)	65,952	65,952
Additional paid-in capital	38,391	38,391
Deficit accumulated during development stage	(114,651)	(110,543)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ (deficit) equity	(9,065)	(4,957)
Total liabilities and stockholders’ equity	$1,938	$2,365

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Cumulative From September 3, 1996 to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-

Operating expenses:
Research and development	178	296	69,346
Gain on deferred lease inducements	-	-	386
Impairment of capital assets	-	-	(497)
Acquired in-process research and development	-	-	13,094
General and administrative	359	320	32,453

Loss from operations	(537)	(616)	(114,782)

Other income (expense):
Settlement of Cadherin Biomedical Inc. litigation	-	-	(1,283)
Interest expense	-	-	(19)
Unrealized/realized gain/(loss) on derivatives	(3,573)	3,327	(316)
Other income / (expense)	-	(4)	259
Interest income and other	2	8	2,899
Total other income, net	(3,571)	3,331	1,540

Net (loss) / income and comprehensive (loss) / income	$(4,108)	$2,715	$(113,242)

Basic and diluted net (loss) income per common share	$(0.16)	$0.11
Weighted-average number of common shares outstanding, basic	25,158	25,158
Weighted-average number of common shares outstanding, diluted	25,158	25,158

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Cumulative From September 3, 1996 to March 31,2013
Cash flows from (used in):
Operating activities:
Net (loss)/income	$(4,108)	$2,715	$(113,242)
Adjustments for non-cash items:
Loss/(gain) on derivative warrants	3,573	(3,327)	316
Depreciation and amortization	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation expense	-	-	1,187
Unrealized foreign exchange (gain)/loss	-	-	36
Loss on impairment of capital assets	-	-	386
Amortization of and gain on lease inducements	-	-	(412)
Non-cash severance expense	-	-	168
Stock options issued to consultants	-	-	1,048
Stock options issued to employees	-	-	10,269
Acquired in-process research and development	-	-	13,094
Changes in non-cash working capital	128	34	302
Net cash used in operating activities	(407)	(578)	(85,444)

Investing activities:
Purchase of capital assets	-	-	(1,440)
Disposal of capital assets	-	-	115
Proceeds from sale of assets	-	-	24
Release of restricted cash	-	-	190
Restricted cash	-	-	(209)
Purchase of short-term investments	-	-	(22,148)
Redemption of short-term investments	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	(166)
Acquired intellectual property rights	-	-	(640)
Net cash used in investing activities	-	-	(1,483)

Financing activities:
Conversion of long-term debt to equity	-	-	68
Long-term debt repayments	-	-	(65)
Capital lease repayments	-	-	(8)
Issuance of common stock	-	-	86,443
Registration expense	-	-	(465)
Financing expenses	-	-	(544)
Proceeds from convertible note	-	-	3,017
Other liability repayments	-	-	(87)
Security deposits received	-	-	35
Proceeds from exercise of stock options	-	-	51
Net cash provided from financing activities	-	-	88,445

Effect of exchange rate changes on cash and cash equivalents	-	-	378

Net change in cash and cash equivalents	(407)	(578)	1,896
Cash and cash equivalents - Beginning of period	2,303	5,297	-
Cash and cash equivalents - End of period	$1,896	$4,719	1,896

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

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	(Deficit)/ Equity
Stock options issued to consultants	-	-	-	152	-	-	152
Stock options issued to employees	-	-	-	174	-	-	174
Net income	-	-	-	-	-	(5,163)	(5,163)
Balance at December 31, 2012	25,158	$65,952	$-	$38,391	$1,243	$(110,543)	$(4,957)
Net income	-	-	-	-	-	(4,108)	(4,108)
Balance at March 31, 2013	25,158	$65,952	$-	$38,391	$1,243	$(114,651)	$(9,065)

 (The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Going Concern

Adherex Technologies Inc. (“Adherex”), a British Columbia corporation together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company”, is a development stage biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer. With the exception of Adherex Inc., all subsidiaries are inactive.

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern entity which contemplates that Adherex will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is a development stage company and during the three months ended March 31, 2013, incurred a loss from operations of$537. Cash used in operations in the quarter ended March 31, 2013 was $407. At March 31, 2013, the Company had an accumulated deficit of $114,651 and had experienced negative cash flows from operations since inception in the amount of $85,444.

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

These unaudited interim consolidated financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company's accounting policies are consistent with those presented in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. These unaudited interim consolidated financial statements have been prepared in U.S. dollars.

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

In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at March 31, 2013, and to state fairly the results for the periods presented. The most significant estimates included in these financial statements are the derivative instruments described in Note 3. There were significant changes in their valuation during the quarter.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Newly Accounting Pronouncements Adopted

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires companies to provide information about the amounts reclassified out of AOCI by component. In addition, companies are required to report significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 and has not impacted the Company's consolidated financial condition, results of operations or cash flows.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2013, the Company had $1,865in money market investments included as cash equivalents, which typically have minimal credit risk, and $31 in cash of which $22(as translated to US dollars) was in Canadian dollars. The Company did not experience any loss or write down of its money market investments for the three-month periods ended March 31, 2013 and 2012, respectively.

3.	Derivative Instruments

Effective January 1, 2009, the Company adopted Accounting Standards Codification (ASC) Topic 815-40, "Derivatives and Hedging" (ASC 815-40). One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency. The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments. ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions: (a) indexed to the Company's own stock; and (b) classified in stockhoders' equity in the Company's statement of financial position. The Company's outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is United States dollars. Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as a liability. All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency, and are included in stockholders' equity(deficiency).

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

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Gain/(Loss) on Derivative Instruments	Three months ended March 31, 2013	Three months ended March 31, 2012
Warrant expiring April 15, 2015	(2,317)	2,468
Warrant expiring March 29, 2016	(1,198)	821
Options to contractors	(58)	38
TOTAL	(3,573)	3,327

As of March 31, 2013, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $7,015 and $3,045, respectively (December 31, 2012 – warrants expiring April 30, 2015, fair value of $4,698 and $1,847 respectively), and the loss on these warrants for the three months ended March 31, 2013 was $2,317 and $1,198, respectively (For the three months ending March 31, 2012 - warrants expiring April 30, 2015 and March 29, 2016, gain of $2,468 and $821). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

During the fiscal year ended December 31, 2011, the Company issued 108 options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13, no such exception exists for contractors. These options will be marked to market until the earlier of their expiry or exercise. The fair value of these options at March 31, 2013 was $153(December 31, 2012 - $95) and the loss for the three months ended March 31, 2013 was $58 (March 31, 2012 – gain of $38).

4.	Stockholders' Equity

Warrants to purchase common stock

At March 31, 2013, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of $1.44 and a weighted average remaining life of 2.32 years:

Warrant Description	Common Shares Issuable Upon Exercise of Outstanding Warrants at March 31, 2013	Exercise Price In CAD Dollars	Expiration Date
Investor warrants (1)	13,337	$1.44	April 30, 2015
Investor warrants (2)	4,698	$1.44	March 29, 2016
	18,035

(1) On April 30, 2010, the Company announced that it had completed a first closing of a non-brokered private placement (“Private Placement”) of 240,066 units, at a price of CAD $0.03 per unit for net proceeds of CAD$7,200. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). As a result of the Share Consolidation in 2011, each eighteen (18) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$1.44 per whole share for a period of five years from the issue date.

(2) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of CAD $0.03 per unit for total net proceeds of $2,566. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). As a result of the Share Consolidation in 2011, each eighteen (18) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$1.44 per whole share for a period of five years from the issue date.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000 to the number of shares that represent twenty-five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 6,289 options are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. During the three months ended March 31, 2013 and 2012, the Company recognized total stock-based compensation expense of $0 and $0, respectively.

There were no options granted in the three month period ended March 31, 2013and the three-month period ended March 31, 2012.

Stock option activity

There was no stock option activity for the three-month period ended March 31, 2013and the three-month period ended March 31, 2012 for stock options denominated in Canadian or U.S dollars. On April 3, 2013, the Company issued 25,000 options to certain board members of the Company in accordance with their agreements. The options were USD denominated grants at an exercise price of $0.80 for a period of 7 years from the grant date.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Fair Value Measurement at March 31, 2013

	Quoted Price in Active
	Markets for Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
			Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$-	$1,865	$-	$1,865
Liabilities
Derivative liabilities	-	10,213	-	10,213

The Company's financial instruments include cash equivalents and derivatives. Only cash equivalents and derivatives are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company. The warrants are carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 0.99%-1.09%; expected volatility of 139% - 147%; and a 2.1 or 3.0 year remaining life. The options also use the Black-Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 1.24%-1.29% expected volatility of 142%-148%; and a 4.6-5.1 year remaining life. The risk free rate was based on Bank of Canada Bond issues of similar term. Expected volatility was estimated by using historical volatility of weekly close share prices for a period equal to the remaining life of the instrument.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

6. Commitments

The Company had no material commitments for capital expenses as of March 31, 2013.The following table represents our contractual obligations and commitments at March 31, 2013 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total

OCT Clinical Service Agreement (1)	$354	$-	$354
Life Sci Advisors(2)	25	-	25
Oregon Health & Science University, excluding potential royalty payments (3)	-	-
Total	$379	$-	$379

(1)	Under the service agreement with OCT Group LLC entered in August 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. The Company amended the agreement in June 2012 for the transition to a paper-based database to be developed by OCT. In addition, the Company amended the agreement on October 29, 2012 for the addition of up to 20 patients to be enrolled. Further, the Company amended the agreement on April 5, 2013 for an additional 6 months of service by OCT for the remaining patients still participating in the clinical trial.
(2)	Under the service agreement with LifeSci Advisors, LLC, the Company is required to make several payments over the course of the agreement. Life SciAdvisors, LLC services include, but are not limited to, an investor meeting program and creating a key message platform.
(3)	Under the license agreement with Oregon Health & Science University (OHSU) for STS dated February 20, 2013, upon the first commercial sale of STS we may become responsible for a payment to OHSU of up to $0.1 million. Prior to this new license agreement with OHSU, the previous license agreement with OHSU dated September 26, 2002, included that the Company may have become responsible for a payment to OHSU of up to $0.5 million upon the successful completion of the Phase III clinical trial with COG or SIOPEL. The license agreement with OHSU dated September 26, 2002 was terminated on February 20, 2013. Royalty payments, which are contingent on sales, are not included.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP in the United States (“U.S.”) and have been prepared by and are the responsibility of the Company’s management. The preparation of these unaudited interim consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

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

Our current prioritization initiative focuses primarily on our clinical activities with Eniluracil, as well as logistical and product support of STS. Eniluracil was previously under development by GlaxoSmithKline. GlaxoSmithKline advanced Eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that Eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. We expect the proceeds we received from the April 2010 Private Placement and the Rights Offering completed in March 2011 will be sufficient to fund the Phase II trial involving approximately 140 evaluable patients. We expect results from those trials to be indicative of the future viability of Eniluracil and will allow us to assess whether further development and testing of Eniluracil is warranted. The Phase II trial completed enrollment in Russia and the United States at the end of December 2012 after having enrolled 153 patients. Adherex anticipates final efficacy and safety data to be available during the second or third quarter of 2013.

We are currently conducting Phase III trials of STS conducted by the International Childhood LiverTumour Strategy Group, known as SIOPEL and the Children's Oncology Group. Each of these trials is managed by SIOPEL and the Children’s Oncology Group, respectively, and each group is responsible for the costs of the trial. We continue to hold STS patents and our responsibility in the testing is limited to providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide and the Children's Oncology Group study was designed to enroll up to 135 pediatric patients worldwide in five different disease indications. The Company's Children Oncology Group study completed enrollment in the first half of 2012. Final efficacy and safety data from the Children Oncology Group study is expected during the second or third quarter of 2013. The SIOPEL trial has enrolled 72 patients as of May 10, 2013.

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

We have financed our operations since our inception on September 3, 1996 through the sale of equity and debt securities. We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated a net loss of approximately $4.1 million for the three months ended March 31, 2013. The net loss for the period ended March 31, 2013 included a $3.6 million unrealized non-cash loss on derivative liabilities and operating expenses relating principally to the Eniluracil Phase II clinical trial. As of March 31, 2013, our deficit accumulated during development stage was approximately $114.6 million.

As a result of our limited financial resources, we have postponed or terminated many of our previously planned or ongoing clinical development programs. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, our filed Form 10-K for the year ended December 31, 2012 included a notation related to the substantial doubt of our ability to continue as a going concern. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we had anticipated may be thereafter required. To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on acceptable terms. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended March 31, 2013 versus three months ended March 31, 2012:

In thousands of U.S. Dollars	Three Months Ended March 31, 2013%		Three Months Ended March 31, 2012%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	178	33%	296	49%	118
General and administrative	359	67%	320	51%	(39)
Total operating expenses	537	100%	616	100%	(79)

Loss from operations	(537)		(616)		79

Unrealized gain (loss) on derivative	(3,573)		3,327		(6,900)
Interest and other income	2		4		(2)
Net income /(loss) and total comprehensive income/(loss)	$(4,108)		$2,715		$(6,823)

Operating expenses for the three months ended March 31, 2013 were $0.5 million or $0.08 million less than the comparable period in 2012. Research and development expenses for the three months ended March 31, 2013 were $0.2 million or $0.1 million less than the comparable period in 2012.Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period. For the three months ended March 31, 2013, the Company had approximately 25 patients still participating in the Phase II Eniluracil study in comparison to approximately 75 patients participating in the three months ended March 31, 2012. General and administrative expenses increased to $0.4 million for the three months ended March 31, 2013 as compared to $0.3 million in the period ended March 31, 2012 primarily as a result of increased expenses associated with insurance and investor relations.

The Company recorded an unrealized loss on derivatives of $3.6 million in the three months ended March 31, 2013 compared to an unrealized gain of $3.3 million in the three months ended March 31, 2012. These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss). These warrants and contractor options will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through March 31, 2013, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net (Loss)/Income for the Period	Basic and Diluted Net (Loss)/Income per Common Share
March 31, 2011	$4,669	$0.23
June 30, 2011	$(348)	$(0.01)
September 30, 2011	$(3,144)	$(0.17)
December 31, 2011	$3,508	$0.14
March 31, 2012	$2,715	$0.11
June 30, 2012	$(602)	$(0.02)
September 30, 2012	$(764)	$(0.03)
December 31, 2012	$(6,511)	$(0.26)
March 31, 2013	$(4,108)	(0.16)

	March 31, 2013	December31, 2012
Dollars in thousands
Selected Asset and Liability Data:
Cash and cash equivalents	$1,896	$2,303
Other current assets	42	62
Capital assets	—	—
Current liabilities excluding derivative warrant liability	790	682
Derivative warrant liability	10,213	6,640
Long term liabilities	-	-
Working capital [Current Assets – Current Liabilities excluding derivative liability]	1,148	1,683

Selected Equity:
Common stock	$65,952	$65,952
Accumulated deficit	(114,651)	(110,543)
Stockholders’ (deficit)	(9,065)	(4,957)

Liquidity and Capital Resources

Cash and cash equivalents were $2.3 million at December 31, 2012 and $1.9 million at March 31, 2013. The decrease of $0.4million, is attributed to the clinical trial expenses related to our Phase II study as well as ongoing general and administrative expenses.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $88.4 million through March 31, 2013.We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $114.6 million at March 31, 2013. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the three months ended March 31, 2013was approximately $0.4million, as compared to $0.6 million during the same period in 2012. This decrease is due to our Eniluracil expenses winding down during the three months ended March 31, 2013, as compared to the same period in the prior year.

Outstanding Share Information

The outstanding share data for our company as of March 31, 2013 (in thousands):

March 31, 2013
Common shares	25,158
Warrants	18,035
Stock options	5,498
Total	48,684

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2013, we had approximately $1.9million in cash accounts and money market investments. We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2013 and 2012, respectively.

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

Contractual Obligations and Commitments

We had no material commitments for capital expenses as of March 31, 2013. The following table represents our contractual obligations and commitments at March 31, 2013 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total

OCT Clinical Service Agreement (1)	$354	$-	$354
Life Sci Advisors (2)	25	-	25
Oregon Health & Science University, excluding potential royalty payments (3)	-	-	-
Total	$379	$-	$379

(1)	Under the service agreement with OCT Group LLC entered in August 2010, the Company is required to make several payments over the course of our Phase II clinical trial in Russia. The payments will be made upon the fulfillment of several milestones during the planned clinical trial including regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. The Company amended the agreement in June 2012 for the transition to a paper-based database to be developed by OCT. In addition, the Company amended the agreement on October 29, 2012 for the addition of up to 20 patients to be enrolled. Further, the Company amended the agreement on April 5, 2013 for an additional 6 months of service by OCT for the remaining patients still participating in the clinical trial.
(2)	Under the service agreement with LifeSci Advisors, LLC, the Company is required to make several payments over the course of the agreement. Life SciAdvisors, LLC services include, but are not limited to, an investor meeting program and creating a key message platform.
(3)	Under the license agreement with Oregon Health & Science University (OHSU) for STS dated February 20, 2013, upon the first commercial sale of STS we may become responsible for a payment to OHSU of up to $0.1 million. Prior to this new license agreement with OHSU, the previous license agreement with OHSU dated September 26, 2002, included that the Company may have become responsible for a payment to OHSU of up to $0.5 million upon the successful completion of the Phase III clinical trial with COG or SIOPEL. The license agreement with OHSU dated September 26, 2002 was terminated on February 20, 2013. Royalty payments, which are contingent on sales, are not included.

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

Research and development expenses totaled $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

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

Our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

At March 31, 2013, we had $1.9 million in money market investments which typically have minimal market risk. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2013 and 2012.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe, Russia and the Pacific Rim. To date, we have not employed the use of derivative instruments to hedge our exposure to changes in currency exchange rates; however, we do hold Canadian dollars which we use to pay certain research and other corporate obligations conducted in Canada. At March 31, 2013 we held approximately $0.02 million in Canadian dollars.

Item 4.Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified one material weakness in our internal control over financial reporting, as described in further detail below.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unable to effectively deploy the proceeds from our financings for the development of Eniluracil.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2013, the Company issued 25,000 stock options to certain board members in accordance with their agreements. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD dollar denominated grants at an exercise price of $0.80 per share and are exercisable for a period of 7 years from the grant date.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2013 (filed herewith).

101.1	Interactive Data File*

*To be filed by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: May 13, 2013	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 13, 2013	By:	/s/ Robert Andrade

Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

