Form 10-Q
period 2013-06-30
ADHEREX TECHNOLOGIES INC
filed 2013-08-09
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer ☐		Accelerated File ☐
Non-Accelerated Filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐NO ☒

As of August 10, 2013, there were 25,157,861 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	June 30, 2013	December 31, 2012

Assets

Current assets:
Cash and cash equivalents	$1,007	$2,303
Prepaid expenses	20	56
Other current assets	3	6
Total assets	1,030	2,365

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	716	259
Accrued liabilities	65	423
Derivative liabilities	2,678	6,640

Total liabilities	3,459	7,322

Commitments (see Note 6)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 25,158 shares issued and outstanding (2012-25,158)	65,952	65,952
Additional paid-in capital	38,420	38,391
Deficit accumulated during development stage	(108,044)	(110,543)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity (deficiency)	(2,429)	(4,957)
Total liabilities and stockholders’ equity	$1,030	$2,365

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended		Cumulative From September 3, 1996 to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	554	860	732	1,157	69,900
Impairment of capital assets	-	-	-	-	386
Gain on deferred lease inducements	-	-	-	-	(497)
Acquired in-process research and development	-	-	-	-	13,094
General and administrative	373	390	732	710	32,826
Total operating expenses	927	1,250	1,464	1,867	115,709
Loss from operations	(927)	(1,250)	(1,464)	(1,867)	(115,709)
Other income (expense):
Settlement of Cadherin litigation	-	-	-	-	(1,283)
Interest expense	-	-	-	-	(19)
Unrealized/realized gain on derivatives	7,535	645	3,962	3,971	7,219
Other income	2	-	2	-	261
Interest (loss)/income and other	(3)	3	(1)	8	2,896
Total other income (expense), net	7,534	648	3,963	3,979	9,074
Net income/(loss) and total comprehensive income / (loss)	$6,607	$(602)	$2,499	$2,112	$(106,635)
Basic and diluted net income /(loss) per common share	$0.26	$(0.02)	$0.10	$0.08
Weighted-average number of common shares outstanding, basic	25,158	25,158	25,158	25,158
Weighted-average common shares outstanding, diluted	25,639	25,158	25,714	25,158

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended		Cumulative From September 3,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	1996 to June 30, 2013
Cash flows (used in):
Operating activities:
Net income/(loss)	$6,607	$(602)	$2,499	$2,112	$(106,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation	-	-	-	-	1,187
Unrealized gain on derivative	(7,535)	(645)	(3,962)	(3,971)	(7,219)
Amortization of deferred lease inducements	-	-	-	-	(412)
Unrealized foreign exchange loss	-	-	-	-	36
Loss on impairment of capital assets	-	-	-	-	386
Non-cash severance	-	-	-	-	168
Stock-based compensation - consultants		35		35	1,048
Stock-based compensation - employees	29	17	29	17	10,298
Acquired in-process research and development	-	-	-	-	13,094
Changes in non-cash working capital	10	62	138	96	312
Net cash used in operating activities	(889)	(1,133)	(1,296)	(1,711)	(86,333)
Investing activities:
Purchase of capital assets	-	-	-	-	(1,440)
Disposal of capital assets	-	-	-	-	115
Proceeds from sale of assets	-	-	-	-	24
Release of restricted cash	-	-	-	-	190
Restricted cash	-	-	-	-	(209)
Purchase of short-term investments	-	-	-	-	(22,148)
Redemption of short-term investments	-	-	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	-	-	(166)
Acquired intellectual property rights	-	-	-	-	(640)
Net cash used in investing activities	-	-	-	-	(1,483)
Financing activities:
Conversion of long-term debt to equity	-	-	-	-	68
Long-term debt repayment	-	-	-	-	(65)
Capital lease repayments	-	-	-	-	(8)
Issuance of units, net of issue costs	-	-	-	-	86,443
Registration expense	-	-	-	-	(465)
Proceeds from convertible note	-	-	-	-	3,017
Other liability repayments	-	-	-	-	(87)
Financing expenses	-	-	-	-	(544)
Security deposits received	-	-	-	-	35
Proceeds from exercise of stock options	-	-	-	-	51
Net cash provided by financing activities	-	-	-	-	88,445

Effect of exchange rate on cash and cash equivalents					378
(Decrease)/Increase in cash and cash equivalents	(889)	(1,133)	(1,296)	(1,711)	1,007
Cash and cash equivalents - Beginning of period	1,896	4,719	2,303	5,297	-
Cash and cash equivalents - End of period	$1,007	$3,586	$1,007	$3,586	$1,007

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Deficiency)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Number(Note 4)	Amount	of Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at September 3, 1996	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	89	-	-	-	-	-	-
Net loss	-	-	-	-	-	(37)	(37)
Balance at June 30, 1997	89	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(398)	(398)
Balance at June 30, 1998	89	-	-	-	-	(435)	(435)
Exchange of Adherex Inc. shares for Adherex Technologies Inc. shares	(89)	-	-	-	-	-	-
Issuance of common stock	239	1,615	-	-	-	-	1,615
Cumulative translation adjustment	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(958)	(958)
Balance at June 30, 1999	239	1,615	-	-	20	(1,393)	242
Issuance of common stock	16	793	-	-	-	-	793
Issuance of equity rights	-	-	-	171	-	-	171
Issuance of special warrants	-	-	-	255	-	-	255
Settlement of advances:
Issuance of common stock	16	175	-	-	-	-	175
Cancellation of common stock	(7)	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	16	-	16
Net loss	-	-	-	-	-	(1,605)	(1,605)
Balance at June 30, 2000	264	2,583	-	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering (“IPO”)	74	5,727	-	-	-	(38)	5,689
Other	5	341	-	-	-	-	341
Issuance of special warrants	-	-	-	1,722	-	-	1,722
Conversion of special warrants	30	1,977	-	(1,977)	-	-	-
Issuance of Series A special warrants	-	-	-	4,335	-	-	4,335
Conversion of Series A special warrants	69	4,335	-	(4,335)	-	-	-
Conversion of equity rights	4	171	-	(171)	-	-	-
Cumulative translation adjustment	-	-	-	-	182	-	182
Net loss	-	-	-	-	-	(2,524)	(2,524)
Balance at June 30, 2001	446	15,134	-	-	218	(5,560)	9,792
Cumulative translation adjustment	-	-	-	-	11	-	11
Net loss	-	-	-	-		(3,732)	(3,732)
Balance at June 30, 2002	446	15,134	-	-	229	(9,292)	6,071

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

The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock of	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,815)	(4,926)
Stock options issued to consultants	-	-	-	20	-	-	20
Stock options issued to employees	-	-	-	129	-	-	129
Rights offering	4,697	1,023	-	199	-	(1,250)	(28)
Net income	-	-	-	-	-	4,685	4,685
Balance at December 31, 2011	25,158	65,952	-	38,065	1,243	(105,380)	(120)
Stock options issued to consultants	-	-	-	152	-	-	152
Stock options issued to employees	-	-	-	174	-	-	174
Net loss	-	-	-	-	-	(5,163)	(5,163)
Balance at December 31, 2012	25,158	65,952	-	38,391	1,243	(110,543)	(4,957)
Net loss	-	-	-	-	-	(4,108)	(4,108)
Balance at March 31, 2013	25,158	65,952	-	38,391	1,243	(114,651)	(9,065)
Stock options issued to employees	-	-	-	29	-	-	29
Net income	-	-	-	-	-	6,607	6,607
Balance at June 30, 2013	25,158	65,952	-	38,420	1,243	(108,044)	(2,429)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

1.	Going Concern

Adherex Technologies Inc. (“Adherex”), a British Columbia corporation together with its wholly-owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company”, is a development stage biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer. With the exception of Adherex Inc., all subsidiaries are inactive.

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that Adherex will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is a development stage company and during the six months ended June 30, 2013 generated net income of $2,499 which includes an unrealized non-cash gain of $3,962 on derivative liabilities. Cash used in operations in the six months ended June 30, 2013 was $1,296. At June 30, 2013, the Company had an accumulated deficit of $108,045 and had experienced negative cash flows from operations since inception in the amount of $86,333.

These circumstances cast substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance its business strategy beyond the current trials through the issuance of equity, debt or collaboration. If the Company fails to arrange for sufficient capital on a timely basis, it may be required to curtail its business activities until it can obtain adequate financing.

If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations. It is management’s intent to continue operating the company until the results of the Phase III Children’s Oncology Group STS trial is finalized, which is expected to occur in the third quarter of 2013. The results of this trial will determine whether the company has any strategic alternative to an orderly wind-down.

These unaudited financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

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

In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at June 30, 2013, and to state fairly the results for the periods presented. The most significant estimates included in these financial statements are the derivative instruments described in Note 3. There were significant changes in their valuation during the quarter.

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

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2013, the Company had $913 in money market investments, which typically have minimal risk and $94 in cash of which $13 was in Canadian dollars. The Company has not experienced any loss or write down of its money market investments.

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

The Company's derivative instruments include warrants to purchase 18,035 shares, the exercise prices for which are denominated in a currency other than the Company's functional currency, as follows:

•	Warrants to purchase 13,337 shares at CAD $1.44 per whole share that expire on April 30, 2015; and
•	Warrants to purchase 4,698 shares exercisable at CAD $1.44 per whole share that expire on March 29, 2016.

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

As of June 30, 2013, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $1,729 and $898, respectively (December 31, 2012 – warrants expiring April 30, 2015 and March 29, 2016, fair value of $4,698 and $1,847, respectively), and the gain on these warrants for the three months ended June 30, 2013 was $5,286 and $2,147, respectively (For the three months ended June 30, 2012 - warrants expiring April 30, 2015 and March 29, 2016, gain of $513 and $125, respectively.) The six month gain on the warrants expiring April 30, 2015 and March 29, 2016 for the six months ended June 30, 2013 was $2,969 and $949, respectively (For the six months ended June 30, 2012 - warrants expiring April 30, 2015 and March 29, 2016, gain of $2,981 and $946, respectively.)There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Gain/(Loss) on Derivative Instruments	Three months ended June 30, 2013	Three months ended June 30, 2012
Warrants expiring April 30, 2015	5,286	513
Warrants expiring March 29, 2016	2,147	125
Options to contractors	102	7
Gain on Derivative Instruments	7,535	645

Gain/(Loss) on Derivative Instruments	Six months ended June 30, 2013	Six months ended June 30, 2012
Warrants expiring April 30, 2015	2,969	2,981
Warrants expiring March 29, 2016	949	946
Options to contractors	44	44
Gain on Derivative Instruments	3,962	3,971

During the fiscal year ended December 31, 2011, the Company issued 108 options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13 "Compensation-Stock Compensation (Topic 718):Effect of Denominating the exercise price of a share based payment award in the currency of the market in which the underlying equity security trades", no such exception exists for contractors. These options will be marked to market until the earlier of their expiry or exercise. The fair value of these options at June 30, 2013 was $51 (December 31, 2012 - $95) and the gain for the three and six months ended June 30, 2013 was $102 and $44, respectively (June 30, 2012 – gain of $7 and $44, respectively).

4.	Stockholders' Equity

Warrants to purchase common stock

At June 30, 2013, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD $1.44 and a weighted average remaining life of 2.0 years:

Warrant Description	Common Shares Issuable Upon Exercise of Outstanding Warrants at June 30, 2013	Exercise Price In CAD Dollars	Expiration Date
Investor warrants (1)	13,337	$1.44	April 30, 2015
Investor warrants (2)	4,698	$1.44	March 29, 2016
	18,035

(1) On April 30, 2010, the Company announced that it had completed a first closing of a non-brokered private placement (“Private Placement”) of 240,066 units, at a price of CAD $0.03 per unit for net proceeds of CAD $7,200. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). As a result of the Share Consolidation, each eighteen (18) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD $1.44 per whole share for a period of five years from the issue date.

(2) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of CAD $0.03 per unit for total net proceeds of $2,547. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). As a result of the Share Consolidation, each eighteen (18) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD $1.44 per whole share for a period of five years from the issue date.

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time.  On June 18, 2013, at the Company’s annual meeting, shareholders approved the continuation of the Plan Maximum Amendment for three more years until June 28, 2016. Based upon the current shares outstanding, a maximum of 6,290 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant.  All options vest within three years or less and are exercisable for a period of seven years from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants.  During the three and six-month periods ended June 30, 2013 the Company recognized total stock-based compensation expense of $29 and $29. During the three and six-month periods ended June 30, 2012 the Company recognized total stock-based compensation expense of $52 and $52.

Valuation assumptions

The value of options granted in the three months ended June 30, 2013 and June 30, 2012, respectively were estimated using the Black-Scholes option-pricing model, using the following assumptions: expected dividend 0% and 0%, respectively; risk-free interest rate of 1.2-1.32% and 1.125 – 1.25%, respectively; expected volatility of 159-163% and 132-3%, respectively; and a 7 year expected life.

Stock option activity

The following is a summary of option activity for the six months ended June 30, 2013 for stock options denominated in Canadian dollars:

Options in thousands	Number of Options (thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2012	4,171	CAD $ 0.78
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	4,171	CAD $ 0.78

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black Scholes model with the gain or loss reported as unrealized gain(loss).

The following is a summary of option activity for the six months ended June 30, 2013 for stock options denominated in U.S. dollars:

Options in thousands	Number of Options (thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2012	1,327	$0.67
Granted	35	0.86
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	1,362	$0.67

5.	Fair Value Measurements

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at June 30, 2013
	Quoted Price in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash & Cash equivalents	94	$913	-	$1007
Liabilities
Derivative liabilities	-	2,678	-	2,678
TOTAL	94	$3,591	-	$3,685

The Company's financial instruments include cash and cash equivalents and derivatives. Only cash and cash equivalents and derivatives are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company. The warrants are carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 1.21%-1.35%; expected volatility of 148% - 155%; and a 1.83 or 2.75 year remaining life. The options also use the Black-Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 1.66%-1.78% expected volatility of 150%-152%; and a 4.4-4.9 year remaining life. The risk free rate was based on Bank of Canada Bond issues of similar term. Expected volatility was estimated by using historical volatility of weekly close share prices for a period equal to the remaining life of the instrument.

6.	Commitments

The Company had no material commitments as of June 30, 2013.Under the service agreement with OCT Group LLC entered in August 2010, the Company was required to make several payments over the course of our Phase II clinical trial in Russia. The payments were made upon the fulfillment of several milestones during the clinical trial including regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. The Company amended the agreement in June 2012 for the transition to a paper-based database to be developed by OCT. In addition, the Company amended the agreement on October 29, 2012 for the addition of up to 20 patients to be enrolled. The service agreement with OCT expired on June 30, 2013.

Under the license agreement with Oregon Health & Science University (OHSU) for STS dated February 20, 2013, upon the first commercial sale of STS we may become responsible for a payment to OHSU of up to $0.1 million. Prior to this new license agreement with OHSU, the previous license agreement with OHSU dated September 26, 2002, included that the Company may have become responsible for a payment to OHSU of up to $0.5 million upon the successful completion of the Phase III clinical trial with COG or SIOPEL. The license agreement with OHSU dated September 26, 2002 was terminated on February 20, 2013. Royalty payments are contingent on sales.

In the event of his termination with us other than for cause, the Company will pay Rostislav Raykov $140 in severance. In the event of his termination with us other than for cause, the Company will pay Robert Andrade $140 in severance.

7.	Subsequent Events

On August 1, 2013, Adherex settled a balance of $490 in accounts payables for a total of $230. This settlement is not reflected in the company’s financial statements for the period ending June 30, 2013.

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

Overview

Adherex Technologies Inc. is a biopharmaceutical company focused on cancer therapeutics. We incorporated under the Canada Business Corporations Act (“CBCA”). At the Company's June 2011 Annual Meeting, shareholders of Adherex approved the continuation of Adherex Technologies’ federal incorporation under the CBCA to incorporation under the Business Corporations Act (British Columbia).We have three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company. Adherex's prioritization initiative focuses primarily on STS and Eniluracil.

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

We are currently conducting Phase III trials of STS conducted by the International Childhood Liver Tumour Strategy Group, known as SIOPEL and the Children's Oncology Group. Each of these trials is managed by SIOPEL and the Children’s Oncology Group, respectively, and each group is responsible for the costs of the trial. We continue to hold STS patents and our responsibility in the testing is limited to providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide and the Children's Oncology Group study was designed to enroll up to 135 pediatric patients worldwide in five different disease indications. The Company's Children Oncology Group study completed enrollment in the first half of 2012. The SIOPEL trial has enrolled 78 patients as of August 10, 2013. Final efficacy and safety data from the Children Oncology Group study is expected during the third quarter of 2013. If convincing efficacy and safety results are received from the Children's Oncology Group trial, Adherex plans to meet with the FDA to discuss a New Drug Application for STS.

Eniluracil was previously under development by GlaxoSmithKline. GlaxoSmithKline advanced eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. Adherex completed the enrollment of a Phase II trial comparing eniluracil/5-FU/leucovorin vs. capecitabine in metastatic breast cancer patients at the end of December 2012 after having enrolled 153 patients. After the completion of enrollment and with preliminary results of the Phase II trial, Adherex had an End-of-Phase 2 meeting with the FDA on May 22, 2013 to discuss the potential further development of eniluracil. During the FDA meeting, Adherex reviewed the opportunity that eniluracil offers to Metastatic Breast Cancer (MBC) patients who had rapid disease progression on capecitabine. Adherex proposed a small pivotal single arm clinical study addressing the special ability of eniluracil/5-FU/leucovorin to meet the medical needs of these patients. However, the FDA strongly recommended that Adherex consider other larger clinical trial design alternatives for the future development of eniluracil in MBC. Adherex management believes it would be in the best interests of shareholders and the cancer community to focus on seeking a partnership for eniluracil, which may include the Company evaluating viable indications for eniluracil other than MBC. Data from the Phase 2 trial will be submitted for publication in a scientific journal.

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

We have financed our operations since our inception on September 3, 1996 through the sale of equity and debt securities. We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated net income of approximately $2,499 for the six months ended June 30, 2013. The net income for the period ended June 30, 2013 was primarily as a result of a $3,962 unrealized non-cash gain on derivative liabilities, offset by operating expenses relating principally to the eniluracil Phase II clinical trial. As of June 30, 2013, our deficit accumulated during development stage was approximately $108,045.

Our filed Form 10-K for the year ended December 31, 2012 included a notation related to the substantial doubt of our ability to continue as a going concern. As a result of our limited financial resources, we have postponed or terminated many of our previously planned or ongoing clinical development programs. We currently plan to continue operations the company until the results of the Children’s Oncology Group Phase III STS trial is finalized, which is expected to occur in the third quarter of 2013. We are pursuing various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. We believe that the results of the Phase III STS will impact the Company's ability to secure a transaction with a strategic partner. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we had anticipated may be thereafter required. To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provides us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. We might not be able to raise the necessary capital or such funding may not be available on acceptable terms. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended June 30, 2013 versus three months ended June 30, 2012:

In thousands of U.S. Dollars	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	554	860	(306)
General and administration	373	390	(17)
Total operating expenses	927	1,250	(323)

Loss from operations	927	1,250	323

Unrealized gain/(loss) on derivatives	7,535	645	6,890
Interest and other (loss) / income	(1)	3	(4)
Net gain/(loss) and total comprehensive gain/(loss)	$6,607	$(602)	$7,209

There was a significant decrease in research and development expenses for the three months ended June 30, 2013 as compared to the same period in 2012 due to the winding down of the Phase II eniluracil trial. Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period.

The Company recorded an unrealized gain on derivatives of $7,535 in the three months ended June 30, 2013 compared to an unrealized gain of $645 in the three months ended June 30, 2012. These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Our results of operations for the six months ended June 30, 2013 versus six months ended June 30, 2012 were as follows:

In thousands of U.S. Dollars	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	732	1,157	(425)
General and administration	732	710	22
Total operating expenses	1,464	1,867	(403)
Unrealized/realized gain/(loss) on derivatives	3,962	3,971	(9)
Interest and other income (loss)	1	8	(7)
Net income	$2,499	$2,112	$387

Total operating expenses were approximately $1,464 for the six months ended June 30, 2013 and approximately $1,867 for the six months ended June 30, 2012. The decrease of $403 was primarily due to decreased costs associated with the Company’s Phase II eniluracil trial offset by a slight increase in general and administrative expenses. Research and development expenses decreased approximately $425 in the period ended June 30, 2013 compared to the similar period as a result of the study concluding enrollment in December 2012.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through June 30, 2013, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Income (Loss) for the Period	Basic and Diluted Net Income(Loss) per Common Share
September 30, 2011	$(3,144)	$(0.17)
December 31, 2011	3,508	0.14
March 31, 2012	2,715	0.11
June 30, 2012	(602)	(0.02)
September 30, 2012	(764)	(0.03)
December 31, 2012	(6,511)	(0.26)
March 31, 2013	(4,108)	(0.16)
June 30, 2013	6,607	0.26

Liquidity and Capital Resources

In thousands of U.S. dollars	June 30, 2013	December 31, 2012
Selected Asset and Liability Data:
Cash and cash equivalents	$1,007	$2,303
Other current assets	23	62
Derivative liabilities	2,678	6,640
Other current liabilities	781	682
Long term liabilities
Working capital [Current Assets - Current Liabilities excluding the derivative liabilities]	249	1,683
Selected Stockholders’ Equity Data:
Common stock	$65,952	$65,952
Deficit accumulated during the development stage	(108,045)	(110,543)
Total stockholders’ equity (deficiency)	2,429	(4,957)

Cash and cash equivalents were $2,303 at December 31, 2012 and $1,007 at June 30, 2013. The decrease of approximately $1,296 is attributable to the Company's operating expenses.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $89.5 million through June 30, 2013.We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $108,045 at June 30, 2013. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the six months ended June 30, 2013 was $1,296, as compared to $1,711 during the same period in 2012. This decrease is due to decreased research and development expenses incurred from the Phase II eniluracil trial. There was no net cash provided by financing activities for the six months ended June 30, 2013 similar to the comparable period in 2012.

Outstanding Share Information

The outstanding share data for our company as of June 30, 2013 (in thousands):

June 30, 2013
Common shares	25,158
Warrants	18,035
Stock options	5,533
Total	48,726

Financial Instruments

We invest excesscash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2013, we had approximately $0.9 million in cash accounts. We have not experienced any loss or write down of our money market investments for the six months ended June 30, 2013 and 2012, respectively.

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

Contractual Obligations and Commitments

The Company had no material commitments as of June 30, 2013. Under the service agreement with OCT Group LLC entered in August 2010, the Company was required to make several payments over the course of our Phase II clinical trial in Russia. The payments were made upon the fulfillment of several milestones during the clinical trial including regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. The Company amended the agreement in June 2012 for the transition to a paper-based database to be developed by OCT. In addition, the Company amended the agreement on October 29, 2012 for the addition of up to 20 patients to be enrolled. The service agreement with OCT expired on June 30, 2013.

Under the license agreement with Oregon Health & Science University (OHSU) for STS dated February 20, 2013, upon the first commercial sale of STS we may become responsible for a payment to OHSU of up to $0.1 million. Prior to this new license agreement with OHSU, the previous license agreement with OHSU dated September 26, 2002, included that the Company may have become responsible for a payment to OHSU of up to $0.5 million upon the successful completion of the Phase III clinical trial with COG or SIOPEL. The license agreement with OHSU dated September 26, 2002 was terminated on February 20, 2013. Royalty payments are contingent on sales.

In the event of his termination with us other than for cause, the Company will pay Rostislav Raykov $140 in severance. In the event of his termination with us other than for cause, the Company will pay Robert Andrade $140 in severance.

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

Research and development expenses for the three months ended June 30, 2013 and 2012 were $554 and $860 respectively and for the six months then ended totaled $732 and $1,157, respectively. The decrease in research and development expenses relates to the conclusion of enrollment of the Phase II eniluracil trial in December 2012. As a result of the wind down of the trial, research and development expenses including patient monitoring, database support and drug shipment costs to Russia significantly decreased.

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

At June 30, 2013, we had approximately $913 in money market investments which typically have minimal market risk. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. We have not experienced any loss or write down of our money market investments.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe, Russia and the Pacific Rim. To date, we have not employed the use of derivative instruments to hedge our exposure to changes in currency exchange rates; however, we do hold Canadian dollars which we use to pay certain research and other corporate obligations conducted in Canada. At June 30, 2013 we held approximately $0.01 million Canadian dollars.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, anevaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified one material weakness in our internal control over financial reporting, as described in further detail below.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is currently listed on the TSX. The TSX has rules for continued listing, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise additional capital to continue operations. In January 2009, our common stock was delisted from the AMEX as we did not meet the continued listing requirements of that exchange. On September 8, 2012, the Toronto Stock Exchange issued an official delisting review of our common stock. The remedial delisting review was initiated because the value of the shares of our common stock that are held by “public shareholders” had been below the CAD $2.0 million threshold required under the TSX continuing listing standards for a period of 30 consecutive trading days. On January 7, 2013, the Toronto Stock Exchange completed its review of the Company and determined that the Company met TSX's continued listing requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2013 and May 14, 2013, the Company issued 25,000 and 10,204 stock options, respectively, to certain consultants and officers of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD dollar denominated grants at an exercise price of $0.80 and $0.98 per share, respectively, and are exercisable for a period of 7 years from the grant date.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2013 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: August 9, 2013	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 9, 2013	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

