Form 10-Q
period 2013-09-30
ADHEREX TECHNOLOGIES INC
filed 2013-11-18
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 10, 2013, there were 25,157,618 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	September 30, 2013	December 31, 2012

Assets

Current assets:
Cash and cash equivalents	$538	$2,303
Prepaid expenses	101	56
Other current assets	1	6
Total assets	$640	$2,365

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$315	$259
Accrued liabilities	65	423
Derivative liability (Note 3)	4,387	6,640

Total liabilities	4,767	7,322

Commitments (see Note 6)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 25,158 shares issued and outstanding (2012-25,158)	65,952	65,952
Additional paid-in capital	38,488	38,391
Deficit accumulated during development stage	(109,810)	(110,543)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity (deficiency)	(4,127)	(4,957)
Total liabilities and stockholders’ equity	$640	$2,365

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		Cumulative From September 3, 1996 to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	(224)	357	507	1,514	69,675
Impairment of capital assets	-	-	-	-	386
Gain on deferred lease inducements	-	-	-	-	(497)
Acquired in-process research and development	-	-	-	-	13,094
General and administrative	275	273	1,008	983	33,102
Total operating expenses	51	630	1,515	2,497	115,760

Loss from operations	(51)	(630)	(1,515)	(2,497)	(115,760)

Other (expense) income :
Settlement of Cadherin litigation	-	-	-	-	(1,283)
Interest expense	-	-	-	-	(19)
Unrealized (loss) gain on derivatives	(1,708)	(139)	2,254	3,832	5,511
Other income	(7)	-	(8)	-	251
Interest income and other	-	5	3	13	2,900
Total other income (expense), net	(1,715)	(134)	2,249	3,845	7,360

Net (loss) income	$(1,766)	$(764)	$734	$1,348	$(108,400)

Basic and diluted net (loss) income per common share	$(0.07)	$(0.03)	$0.03	$0.05
Weighted-average number of common shares outstanding, basic	25,158	25,158	25,158	25,158

Weighted-average number of common shares outstanding, diluted	25,158	25,158	25,648	25,158

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements.)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands)

	Three Months Ended		Nine Months Ended		Cumulative From September 3,
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	1996 to September 30, 2013
Cash flows (used in):
Operating activities:

Net (loss) income	$(1,766)	$(764)	$734	$1,348	$(108,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-	-	1,404
Non-cash settlement of Cadherin litigation	-	-	-	-	1,187
Unrealized loss (gain) on derivative	1,708	139	(2,254)	(3,832)	(5,511)
Amortization of deferred lease inducements	-	-	-	-	(412)
Unrealized foreign exchange (income) loss	-	-	-	-	36
Loss on impairment of capital assets	-	-	-	-	386
Non-cash severance	-	-	-	-	168
Stock-based compensation - consultants	27	3	-	38	1,075
Stock-based compensation - employees	41	-	97	17	10,339
Acquired in-process research and development	-	-	-	-	13,094
Changes in operating assets and liabilities	(479)	(104)	(342)	(8)	(167)
Net cash used in operating activities	(469)	(726)	(1,765)	(2,437)	(86,801)
Investing activities:
Purchase of capital assets	-	-	-	-	(1,440)
Disposal of capital assets	-	-	-	-	115
Proceeds from sale of assets	-	-	-	-	24
Release of restricted cash	-	-	-	-	190
Restricted cash	-	-	-	-	(209)
Purchase of short-term investments	-	-	-	-	(22,148)
Redemption of short-term investments	-	-	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	-	-	(166)
Acquired intellectual property rights	-	-	-	-	(640)
Net cash used in investing activities	-	-	-	-	(1,483)
Financing activities:
Conversion of long-term debt to equity	-	-	-	-	68
Long-term debt repayment	-	-	-	-	(65)
Capital lease repayments	-	-	-	-	(8)
Issuance of units, net of issue costs	-	-	-	-	86,443
Registration expense	-	-	-	-	(465)
Proceeds from convertible note	-	-	-	-	3,017
Other liability repayments	-	-	-	-	(87)
Financing expenses	-	-	-	-	(544)
Security deposits received	-	-	-	-	35
Proceeds from exercise of stock options	-	-	-	-	51
Net cash provided by financing activities	-	-	-	-	88,445

Effect of exchange rate on cash and cash equivalents	-	-	-	-	377
(Decrease) Increase in cash and cash equivalents	(469)	(726)	(1,765)	(2,437)	538
Cash and cash equivalents - Beginning of period	1,007	3,586	2,303	5,297	-

Cash and cash equivalents - End of period	$538	$2,860	$538	$2,860	$538

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements.)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Deficiency)

(U.S. dollars and shares in thousands, except per share information)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at September 3, 1996	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	89	-	-	-	-	-	-
Net loss	-	-	-	-	-	(37)	(37)
Balance at June 30, 1997, 2005	89	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(398)	(398)
Balance at June 30, 1998	89	-	-	-	-	(435)	(435)
Exchange of Adherex Inc. shares for Adherex Technologies Inc. shares	(89)	-	-	-	-	-	-
Issuance of common stock	239	1,615	-	-	-	-	1,615
Cumulative translation adjustment	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(958)	(958)
Balance at June 30, 1999	239	1,615	-	-	20	(1,393)	242
Issuance of common stock	16	793	-	-	-	-	793
Issuance of equity rights	-	-	-	171	-	-	171
Issuance of special warrants	-	-	-	255	-	-	255
Settlement advances:
Issuance of common stock	16	175	-	-	-	-	175
Cancellation of common stock	(7)	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	16	-	16
Net loss	-	-	-	-	-	(1,605)	(1,605)
Balance at June 30, 2000	264	2,583	-	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering ("IPO")	74	5,727	-	-	-	(38)	5,689
Other	5	341	-	-	-	-	341
Issuance of special warrants	-	-	-	1,722	-	-	1,722
Conversion of special warrants	30	1,977	-	(1,977)	-	-	-
Issuance of Series A special warrants	-	-	-	4,335	-	-	4,335
Conversion of Series A special warrants	69	4,335	-	(4,335)	-	-	-
Conversion of equity rights	4	171	-	(171)	-	-	-
Cumulative translation adjustment	-	-	-	-	182	-	182
Net loss	-	-	-	-	-	(2,524)	(2,524)
Balance at June 30, 2001	446	15,134	-	-	218	(5,560)	9,792
Cumulative translation adjustment	-	-	-	-	11	-	11
Net loss	-	-	-	-	-	(3,732)	(3,732)
Balance at June 30, 2002	446	15,134	-	-	229	(9,292)	6,071

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)

(U.S. dollars and shares in thousands, except per share information)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at June 30, 2002	446	15,134	-	-	229	(9,292)	6,071
Common stock issued for Oxiquant acquisition	446	11,077	-	543	-	-	11,620
Exercise of stock options	1	4	-	-	-	-	4
Distribution to shareholders	-	-	-	-	-	(158)	(158)
Stated capital reduction	-	(9,489)	-	9,489	-	-	-
Stock options issued to consultants	-	-	-	4	-	-	4
Equity component of June convertible notes	-	-	-	1,058	-	-	1,058
Financing warrants	-	-	-	53	-	-	53
Cumulative translation adjustment	-	-	-	-	(159)	-	(159)
Net loss	-	-	-	-	-	(17,795)	(17,795)
Balance at June 30, 2003	893	16,726	-	11,147	70	(27,245)	698
Stock options issued to consultants	-	-	-	148	-	-	148
Repricing of warrants related to financing	-	-	-	18	-	-	18
Equity component of December convertible notes	-	-	-	1,983	-	-	1,983
Financing warrants	-	-	-	54	-	-	54
Conversion of June convertible notes	96	1,216	-	(93)	-	-	1,123
Conversion of December convertible notes	60	569	-	(398)	-	-	171
Non-redeemable preferred stock	-	-	1,045	-	-	-	1,045
December private placement	640	8,053	-	5,777	-	-	13,830
May private placement	259	6,356	-	2,118	-	-	8,474
Exercise of stock options	1	23	-	-	-	-	23
Amalgamation of 2037357 Ontario Inc.	44	660	(1,045)	363	-	-	(22)
Cumulative translation adjustment	-	-	-	-	(219)	-	(219)
Net loss	-	-	-	-	-	(6,872)	(6,872)
Balance at June 30, 2004	1,993	33,603	-	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	-	-	-	39	-	-	39
Stock options issued to employees	-	-	-	604	-	-	604
Cost related to SEC registration	-	(493)	-	-	-	-	(493)
Acquisition of Cadherin Biomedical Inc.	37	1,252	-	-	-	-	1,252
Cumulative translation adjustment	-	-	-	-	1,392	-	1,392
Net loss - six months ended December 31, 2004	-	-	-	-	-	(6,594)	(6,594)
Balance at December 31, 2004	2,030	34,362	-	21,760	1,243	(40,711)	16,654

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)

(U.S. dollars and shares in thousands, except per share information)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at December 31, 2004	2,030	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	1	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	337	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	2,368	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	431	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	2,799	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	4,209	17,842	-	5,379	-	-	23,221
Exercise of warrants	116	563	-	131	-	-	694
Net income	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	7,124	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net income	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	7,124	64,929	-	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net income	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	7,124	64,929	-	35,225	1,243	(100,991)	406
Stock options issued to consultants	-	-	-	53	-	-	53
Stock options issued to employees	-	-	-	2,439	-	-	2,439
April financing	13,337	-	-	-	-	-	-
Net income	-	-	-	-	-	(7,824)	(7,824)
Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,815)	(4,926)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)

(U.S. dollars and shares in thousands, except per share information)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficiency)
Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,815)	(4,926)
Stock options issued to consultants	-	-	-	20	-	-	20
Stock options issued to employees	-	-	-	129	-	-	129
Rights offering	4,697	1,023	-	199	-	(1,250)	(28)
Net income	-	-	-	-	-	4,685	4,685
Balance at December 31, 2011	25,158	65,952	-	38,065	1,243	(105,380)	(120)
Stock options issued to consultants	-	-	-	152	-	-	152
Stock options issued to employees	-	-	-	174	-	-	174
Net income	-	-	-	-	-	(5,163)	(5,163)
Balance at December 31, 2012	25,158	65,952	-	38,391	1,243	(110,543)	(4,957)
Net income	-	-	-	-	-	(4,108)	(4,108)
Balance at March 31, 2013	25,158	65,952	-	38,391	1,243	(114,651)	(9,065)
Stock options issued to employees	-	-	-	29	-	-	29
Net income	-	-	-	-	-	6,607	6,607
Balance at June 30, 2013	25,158	65,952	-	38,420	1,243	(108,044)	(2,429)
Stock options issued to consultants	-	-	-	27	-	-	27
Stock options issued to employees	-	-	-	41	-	-	41
Net income	-	-	-	-	-	(1,766)	(1,766)
Balance at September 30, 2013	25,158	$65,952	$-	$38,488	$1,243	$(109,810)	$(4,127)

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

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) that are applicable to a going concern which contemplates that Adherex will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is a development stage company and during the nine months ended September 30, 2013, generated net income of $734 which includes an unrealized non-cash gain of $2,254 on derivative liabilities. Cash used in operations in the nine months ended September 30, 2013 was $1,765. At September 30, 2013, the Company had an accumulated deficit of $109,810 and had experienced negative cash flows from operations since inception in the amount of $86,801. These circumstances cast substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance its business strategy beyond the current trials through the issuance of equity, debt or collaboration. If the Company fails to arrange for sufficient capital on a timely basis, it may be required to curtail its business activities until it can obtain adequate financing.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.The Company's accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012. These unaudited interim consolidated financial statements have been prepared in U.S. dollars.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include certain accruals, valuation of derivative warrant liability and the value of stock based compensation. Actual results could differ from those estimates.

In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at September 30, 2013, and to state fairly the results for the periods presented. The most significant estimates included in these financial statements are the derivative instruments described in Note 3. There were significant changes in their valuation during the quarter.

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

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," an amendment to FASB Accounting Standards Codification, or "ASC" Topic 740, Income Taxes, or "FASB ASC Topic 740." This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. This accounting guidance is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2013, the Company had $261 in money market investments, which typically have minimal risk and $277 in cash of which $135 was in Canadian dollars. The financial markets have been volatile resulting in concerns regarding the recoverability of money market investments. The Company did not experience any loss or write down of its money market investments for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $3,017 and $1,292, respectively (December 31, 2012 – warrants expiring April 30, 2015 and March 29, 2016, fair value of $4,698 and $1,847, respectively), and the loss on these warrants for the three months ended September 30, 2013 was $1,288 and $394, respectively (for the three months ended September 30, 2012 - warrants expiring April 30, 2015 and March 29, 2016, loss of $129 and $6, respectively). The unrealized gain on the warrants expiring April 30, 2015 and March 29, 2016 for the nine months ended September 30, 2013 was $1,681 and $555, respectively (for the nine months ended September 30, 2012 - warrants expiring April 30, 2015 and March 29, 2016, gain of $2,852 and $940, respectively.). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Gain (Loss) on Derivative Instruments	Three months ended September 30, 2013	Three months ended September 30, 2012
Warrants expiring April 30, 2015	(1,288)	(129)
Warrants expiring March 29, 2016	(394)	(6)
Options to contractors	(26)	(4)
Gain (loss) on Derivative Instruments	(1,708)	(139)

Gain on Derivative Instruments	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Warrants expiring April 30, 2015	1,681	2,852
Warrants expiring March 29, 2016	555	940
Options to contractors	18	40
Gain on Derivative Instruments	2,254	3, 832

During the nine months ended September 30, 2013, the Company issued no options to contractors with a Canadian dollar denominated strike price. However, during 2010 and 2011, the Company issued 194 options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13, which amended ASC 718, no such exception exists for contractors. For the three and nine months ended September 30, 2013, the gain (loss) on these derivatives related to contractor options was $(26) and $18, respectively, compared to the three and nine months ended September 30, 2012 in which the gain (loss) on these derivatives related to contractor options was $(4) and $40.

4.	Stockholders' Equity

Warrants to purchase common stock

At September 30, 2013, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD$1.44 and a weighted average remaining life of 1.8 years:

Warrant Description	Common Shares Issuable Upon Exercise of Outstanding Warrants at September 30, 2013	Exercise Price In CAD Dollars	Expiration Date
Investor warrants (1)	13,337	$1.44	April 30, 2015
Investor warrants (2)	4,698	$1.44	March 29, 2016
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

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the stock option plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 6,290 options are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. During the three and nine-month periods ended September 30, 2013, the Company recognized total stock-based compensation expense of $68 and $97, respectively. During the three and nine-month periods ended September 30, 2012, the Company recognized total stock-based compensation expense of $3 and $55, respectively.

Valuation assumptions

The value of options granted in the three months ended September 30, 2013 and September 30, 2012, respectively, were estimated using the Black-Scholes option-pricing model, using the following assumptions: expected dividend 0% and 0%, respectively; risk-free interest rate of 2.13-2.27% and 1.26%, respectively; expected volatility of 163% and 118% respectively; and a 7 year expected life. For the nine months ended September 30, 2013 and September 30, 2012 respectively, the value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0% and 0%, respectively; risk-free interest rate of 1.2-2.27% and 1.13-1.26%, respectively; expected volatility of 159-163% and 118-133% respectively; and a 7 year expected life.

Stock option activity

The following is a summary of option activity for the nine months ended September 30, 2013 for stock options denominated in Canadian dollars:

	Number of Options(thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2012	4,171	CAD$	0.78
Granted	-		-
Exercised	-		-
Expired	-		-
Outstanding at September 30, 2013	4,171	CAD$	0.78

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black-Scholes model with the gain or loss reported as unrealized gain (loss).

The following is a summary of option activity for the nine months ended September 30, 2013 for stock options denominated in U.S. dollars:

	Number of Options(thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2012	1,327	$2.58
Granted	316	0.24
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2013	1,643	$1.80

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at September 30, 2013
	Quoted Price in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$277	$261	$-	$538
Liabilities
Derivative liabilities	-	4,387	-	4,387
TOTAL	$277	$4,648	$-	$4,925

The Company's financial instruments include cash and cash equivalents and derivatives. Only cash and cash equivalents and derivatives are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company. The warrants are carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 1.19%-1.24%; expected volatility of 144-157%; and a 1.58 or 2.5 year remaining life. The options also use the Black-Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 1.66%-1.78%; expected volatility of 144%-148%; and a 4.14-4.63 year remaining life. The risk-free rate was based on Bank of Canada Bond issues of similar term. Expected volatility was estimated by using historical volatility of weekly close share prices for a period equal to the remaining life of the instrument.

6. Commitments and contingencies

The Company had no material commitments for capital expenses as of September 30, 2013. Under the service agreement with OCT Group LLC entered in August 2010, the Company was required to make several payments over the course of our Phase II clinical trial in Russia. The payments were made upon the fulfillment of several milestones during the clinical trial including regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. The Company amended the agreement in June 2012 for the transition to a paper-based database to be developed by OCT. In addition, the Company amended the agreement on October 29, 2012 for the addition of up to 20 patients to be enrolled. The service agreement with OCT expired on June 30, 2013. The remaining amounts due under the contract were settled August 1, 2013 for $260 less than the expense that had been recorded for the period ended June 30, 2013. This resulted in a credit to research and development expense.

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

In the event of his termination with us other than for cause, the Company will pay CEO, Rostislav Raykov, $140 in severance.

7. Subsequent Events

On November 15, 2013, the Company announced that it entered-into subscription agreements with certain investors for a non-brokered private placement (the “Private Placement”) to raise up to $1,600,000 through the sale of up to 4,000,000 units (the “Units”) at $0.40 per Unit.  Each unit will consist of one common share and one common share purchase warrant (each a “Warrant”).  Each Warrant will entitle the holder to purchase one additional common share for five years from the issue date at a price of $0.50 per Warrant.  The Company expects to close the Private Placement on or about November 21, 2013, subject to the satisfaction of customary regulatory approvals, including approval by the Toronto Stock Exchange.

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

Overview

Adherex Technologies Inc. is a biopharmaceutical company focused on cancer therapeutics. We incorporated under the Canada Business Corporations Act (“CBCA”). At the Company's June 2011 Annual Meeting, shareholders of Adherex approved the continuation of Adherex Technologies’ federal incorporation under the CBCA to incorporation under the Business Corporations Act (British Columbia).We have three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company. Adherex's prioritization initiative focuses primarily on STS and to a lesser degree Eniluracil.

STS is currently FDA-approved as an antidote for cyanide poisoning. Adherex has licensed from Oregon Health & Science University intellectual property rights for the use of STS as a chemoprotectant, and are developing STS as a protectant against the hearing loss often caused by platinum-based anti-cancer agents in children. Preclinical and clinical studies conducted by Oregon Health & Science University and others have indicated that STS can effectively reduce the incidence of hearing loss caused by platinum-based anti-cancer agents. Adherex has received Orphan Drug Designation in the United States for the use of STS in the prevention of platinum induced ototoxicity in pediatric patients.

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

We are currently conducting two Phase III trials of STS with our co-operative group partners:  the Children's Oncology Group (COG), and the International Childhood Liver Tumour Strategy Group (SIOPEL). Each of these trials is managed by COG and SIOPEL, respectively, and each group is responsible for the costs of their study. In addition to our STS patents licensed from OHSU, we continue to hold exclusive regulatory data rights from the results of these trials. Our primary responsibility for the trials is limited to providing STS, its drug distribution and pharmacovigilance, or safety monitoring.

The COG study completed enrollment of 135 children in the first quarter of 2012. Preliminary study data is not available to Adherex for public disclosure.  The final results from this study are expected to be submitted for presentation at the American Society of Clinical Oncology meeting in June of 2014.

The SIOPEL study is expected to enroll approximately 102 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide.  As of November 1, 2013 the trial has enrolled 80 patients. Interim results from this study are expected to be submitted for presentation at the American Society of Clinical Oncology meeting in June of 2014.

Pending the outcome of our analysis of the study results from COG and SIOPEL, Adherex plans to meet with the FDA to agree on acceptable data package for a New Drug Application for STS.

Eniluracil was previously under development by GlaxoSmithKline. GlaxoSmithKline advanced eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GlaxoSmithKline terminated further development. We developed a hypothesis as to why the GlaxoSmithKline Phase III trials were not successful and licensed the compound from GlaxoSmithKline in July 2005. We believe that eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. Adherex completed the enrollment of a Phase II trial comparing eniluracil/5-FU/leucovorin vs. capecitabine in metastatic breast cancer patients at the end of 2012 after having enrolled 153 patients. After the completion of enrollment and with preliminary results of the trial, Adherex had an End-of-Phase 2 meeting with the FDA on May 22, 2013 to discuss the potential further development of eniluracil. During the meeting, Adherex reviewed the opportunity that eniluracil offers to Metastatic Breast Cancer (MBC) patients who had rapid disease progression on capecitabine.  Adherex proposed a small pivotal single arm clinical study addressing the special ability of eniluracil/5-FU/leucovorin to meet the medical needs of these patients. However, the FDA strongly recommended that Adherex consider other larger clinical trial design alternatives for the future development of eniluracil in MBC. Currently, Adherex does not have the financial resources to pursue such a larger clinical trial. Accordingly, Adherex management believes that any further development of eniluracil would require a licensing or funding partnership, which may include the Company evaluating viable indications for eniluracil other than MBC.  Data from the Phase II trial was submitted for publication in a scientific journal.

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

We have financed our operations since our inception on September 3, 1996 through the sale of equity and debt securities. We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated net income of approximately $734 for the nine months ended September 30, 2013. The net income for the period ended September 30, 2013 was primarily as a result of a $2,254 unrealized non-cash gain on derivative liabilities, offset by operating expenses relating principally to the eniluracil Phase II clinical trial. As of September 30, 2013, our deficit accumulated during development stage was approximately $109,810.

Our filed Form 10-K for the year ended December 31, 2012 included a notation related to the substantial doubt of our ability to continue as a going concern. As a result of our limited financial resources, we have postponed or terminated many of our previously planned or ongoing clinical development programs. We currently plan to continue operations of the company at least until the results of the Children’s Oncology Group Phase III STS trial and interim data from SIOPEL 6 Phase III STS trial become publicly available, which is expected to occur in the second quarter of 2014. We believe that the results of the two Phase III STS studies will impact our ability to secure future funding, or enter into a transaction with a strategic partner. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we had anticipated may be thereafter required. To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provides us with funding, or the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. We might not be able to raise the necessary capital or such funding may not be available on acceptable terms. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

On November 15, 2013, the Company announced that it entered-into subscription agreements with certain investors for a non-brokered private placement (the “2013 Private Placement”) to raise up to $1.6 million through the sale of up to 4.0 million units (the “Units”) at $0.40 per Unit.  Each unit will consist of one common share and one common share purchase warrant (each a “Warrant”).  Each Warrant will entitle the holder to purchase one additional common share for five years from the issue date at a price of $0.50 per Warrant.  The Company expects to close the Private Placement on or about November 21, 2013, subject to the satisfaction of customary regulatory approvals, including approval by the Toronto Stock Exchange. It is anticipated that the net proceeds from the 2013 Private Placement will be used by the Company for general working capital purposes, including the development of STS.

Results of Operations

Three months ended September 30, 2013 versus three months ended September 30, 2012:

In thousands of U.S. Dollars	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	(224)	357	(581)
General and administration	275	273	2
Total operating expenses	51	630	(579)

Loss from operations	(51)	(630)	579

Unrealized gain/(loss) on derivatives	(1,708)	(139)	(1,569)
Interest and other (loss) / income	(7)	5	(12)
Net gain/(loss) and total comprehensive gain/(loss)	$(1,766)	$(764)	$(1,002)

There was a significant decrease in research and development expenses for the three months ended September 30, 2013 as compared to the same period in 2012 due to the winding down of the Phase II eniluracil trial. Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period.

The Company recorded an unrealized loss on derivatives of $1,708 in the three months ended September 30, 2013 compared to an unrealized loss of $139 in the three months ended September 30, 2012. These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Our results of operations for the nine months ended September 30, 2013 versus nine months ended September 30, 2012 were as follows:

In thousands of U.S. Dollars	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Change

Revenue	$-	$-	$-
Operating expenses:
Research and development	507	1,514	(1,007)
General and administration	1,008	983	25
Total operating expenses	1,515	2,497	(982)
Unrealized/realized gain/(loss) on derivatives	2,254	3,832	(1,578)
Interest and other income (loss)	(5)	13	(18)
Net income	$734	$1,348	$(614)

Total operating expenses were approximately $1,515 for the nine months ended September 30, 2013 and approximately $2,497 for the nine months ended September 30, 2012. The decrease of $982 was primarily due to decreased costs associated with the Company’s Phase II eniluracil trial offset by a slight increase in general and administrative expenses. Research and development expenses decreased approximately $1,007 in the period ended September 30, 2013 compared to the similar period as a result of the study concluding enrollment in December 2012.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through September 30, 2013, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

Period	Net Income (Loss) for the Period	Basic and Diluted Net Income(Loss) per Common Share

December 31, 2011	3,508	0.14
March 31, 2012	2,715	0.11
June 30, 2012	(602)	(0.02)
September 30, 2012	(764)	(0.03)
December 31, 2012	(6,511)	(0.26)
March 31, 2013	(4,108)	(0.16)
June 30, 2013	6,607	0.26
September 30, 2013	(1,766)	(0.07)

Liquidity and Capital Resources

In thousands of U.S. dollars	September 30, 2013	December 31, 2012
Selected Asset and Liability Data:
Cash and cash equivalents	$538	$2,303
Other current assets	102	62
Derivative liabilities	4,387	6,640
Other current liabilities	380	682
Long term liabilities
Working capital [Current Assets - Current Liabilities excluding the derivative liabilities]	260	1,683
Selected Stockholders’ Equity Data:
Common stock	$65,952	$65,952
Deficit accumulated during the development stage	(109,810)	(110,543)
Total stockholders’ equity (deficiency)	(4,127)	(4,957)

Cash and cash equivalents were $2,303 at December 31, 2012 and $538 at September 30, 2013. The decrease of approximately $1,765 is attributable to the Company's operating expenses.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $89.5 million through September 30, 2013.We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of approximately $109,810 at September 30, 2013. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the nine months ended September 30, 2013 was $1,765, as compared to $2,437 during the same period in 2012. This decrease is due to decreased research and development expenses incurred from the Phase II eniluracil trial. There was no net cash provided by financing activities for the nine months ended September 30, 2013 similar to the comparable period in 2012.

Outstanding Share Information

The outstanding share data for our company as of September 30, 2013 (in thousands):

September 30, 2013
Common shares	25,158
Warrants	18,035
Stock options	5,814
Total	49,007

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2013, we had approximately $0.54 million in cash accounts. We have not experienced any loss or write down of our money market investments for the nine months ended September 30, 2013 and 2012, respectively.

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

Contractual Obligations and Commitments

The Company had no material commitments as of September 30, 2013. Under the service agreement with OCT Group LLC entered in August 2010, the Company was required to make several payments over the course of our Phase II clinical trial in Russia. The payments were made upon the fulfillment of several milestones during the clinical trial including regulatory approval of trial, enrollment of patients and the completion of therapy of patients. The Company amended the agreement in April 2011 and August 2011 for the addition of additional sites for OCT to service during the Phase II clinical trial. The Company amended the agreement in June 2012 for the transition to a paper-based database to be developed by OCT. In addition, the Company amended the agreement on October 29, 2012 for the addition of up to 20 patients to be enrolled. The service agreement with OCT expired on June 30, 2013.

On August 1, 2013, Adherex settled a balance of $0.5 million in accounts payable with OCT for $0.23 million. No further money is owed to OCT.

Under the license agreement with Oregon Health & Science University (OHSU) for STS dated February 20, 2013, upon the first commercial sale of STS we may become responsible for a payment to OHSU of up to $0.1 million. Prior to this new license agreement with OHSU, the previous license agreement with OHSU dated September 26, 2002, included that the Company may have become responsible for a payment to OHSU of up to $0.5 million upon the successful completion of the Phase III clinical trial with COG or SIOPEL. On February 20, 2013, Adherex terminated the license agreement with OHSU and entered into a new license agreement. Obligations under the new license agreement relate to royalty and sales milestones. Adherex no longer owes $0.5 million to OHSU upon the completion of Phase III clinical trials.

In the event of his termination with us other than for cause, the Company will pay its CEO, Rostislav Raykov, $140 in severance.

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

Research and development expenses for the three months ended September 30, 2013 and 2012 were $(224) and $357 respectively and for the nine months then ended totaled $507 and $1,514, respectively. The decrease in research and development expenses relates to the conclusion of enrollment of the Phase II eniluracil trial in December 2012. As a result of the wind down of the trial, research and development expenses including patient monitoring, database support and drug shipment costs to Russia significantly decreased. The company also settled an outstanding $0.5 million debt with OCT during Q3 for $0.23 million. The result is a credit balance in research and development expenses.

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

At September 30, 2013, we had approximately $261 in money market investments which typically have minimal market risk. We have not experienced any loss or write down of our money market investments for the three and nine months ended September 30, 2013 and 2012.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe, Russia and the Pacific Rim. To date, we have not employed the use of derivative instruments to hedge our exposure to changes in currency exchange rates; however, we do hold Canadian dollars which we use to pay certain research and other corporate obligations conducted in Canada. At September 30, 2013, we held approximately $135 Canadian dollars.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified one material weakness in our internal control over financial reporting, as described in further detail below.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unable to effectively deploy the proceeds from our 2013 Private Placement for the development of STS.

On November 15, 2013, we announced the closing of a private placement for proceeds of up to $1.6 million, which is expected to close on or about November 21, 2013, subject to customary regulatory approvals.  Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop STS.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2013, May 14, 2013, August 13, 2013 and August 23, 2013, the Company issued 25,000, 10,204, 31,250 and 250,000 stock options, respectively, to certain consultants and officers of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD dollar denominated grants at an exercise price of $0.80, $0.98, $0.32 and $0.24 per share, respectively, and are exercisable for a period of 7 years from the grant date.

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

Adherex Technologies Inc.

Date: November 15, 2013	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 15, 2013	By:	/s/ Krysia Lynes
Krysia Lynes
Chief Financial Officer
(principal financial and chief accounting officer)

