Form 10-K
period 2013-12-31
ADHEREX TECHNOLOGIES INC
filed 2014-03-31
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____

Commission File Number: 001-32295

ADHEREX TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada (State or Other Jurisdiction of Incorporation or Organization	20-0442384 (I.R.S. Employer Identification No.)

PO Box 13628, 68 TW Alexander Drive Research Triangle Park, NC (Address of Principal Executive Offices)	27709 (Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Shares as reported by the OTCQB on June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $2,802,147 based upon a total of 9,340,489 shares held as of June 30, 2013 by persons believed to be non-affiliates of the Registrant (for purposes of this calculation, all of the Registrant’s officers, directors and 10% owners known to the Company are deemed to be affiliates of the Registrant).

As of March 14, 2014, there were 29,307,618 shares of Adherex Technologies Inc. common stock outstanding.

ADHEREX TECHNOLOGIES INC.

2013 FORM 10-K ANNUAL REPORT

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

Item 1.   Business.

Overview

Adherex Technologies Inc. is a biopharmaceutical company focused on cancer therapeutics.  We incorporated under the Canada Business Corporations Act ("CBCA”) in September 1996. Effective on August 25, 2011, the Company continued from the Canada Business Corporations Act to the Business Corporations Act (British Columbia) (the “Continuance”), which Continuance was approved by the shareholders of Adherex at the Company's June 2011 Annual and Special Meeting and by resolution of the Board of Directors on August 10, 2011. We have three wholly-owned subsidiaries: Oxiquant, Inc. and Adherex, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company. With the exception of Adherex Inc., all subsidiaries are inactive.

Effective August 14, 2013, David Lieberman resigned from the Board of Directors and Robert Andrade resigned as Chief Financial Officer and a Director of the Company. Effective August 15, 2013, Krysia Lynes was appointed acting Interim Chief Financial Officer of the Company.

In November 2013, we announced the closing of the sale of 4.0 million units for gross proceeds of $1.6 million in a non-brokered financing transaction with Manchester Explorer, L.P., certain individuals and entities associated with Manchester Explorer (collectively, “Manchester”) and 683 Capital Management LLC (the “November 2013 Financing”). Each unit (a “Unit”) was issued at a price of $0.40 per Unit and consists of one of our common shares and one common share purchase warrant (the “Warrants”). Each Warrant entitles the holder thereof to acquire one of our common shares at an exercise price of $0.50 per share.

Lead Product Candidates

The following are our lead product candidates, both of which are in the clinical stage of development:

•	Sodium Thiosulfate (STS) – a water soluble thiol compound that acts as a chemical reducing agent, currently in two Phase III clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children.

•	Eniluracil (EU) - an oral irreversible dihydropyrimidine dehydrogenase (DPD) inhibitor, the enzyme responsible for rapidly breaking down 5-FU, recently completed a Phase II clinical trial in metastatic breast cancer.

Sodium Thiosulfate (STS)

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

In October 2007, we announced that our collaborative partner, the International Childhood Liver Tumour Strategy Group, known as SIOPEL, a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, had launched a randomized Phase III clinical trial to investigate whether STS reduces hearing loss in children receiving cisplatin, a platinum-based chemotherapy often used in pediatric oncology. The study initially opened in the United Kingdom and now includes SIOPEL centers in several additional countries. The clinical trial is expected to enroll approximately 100 children with liver (hepatoblastoma) cancer. Patients will receive cisplatin alone or cisplatin plus STS. The study, which is being coordinated through the Children’s Cancer and Leukemia Group in the United Kingdom, is intended to compare the level of hearing loss associated with cisplatin alone versus the combination of cisplatin plus STS, as well as the safety, tolerability and anti-tumor activity in both arms of the study. Under the terms of our agreement, SIOPEL will conduct and fund the clinical activity and we will provide drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. Since the commencement of the study in 2007, the study has enrolled 95 patients. Preliminary safety data is expected to be presented in the second quarter of 2014.

In March 2008, we announced the activation of a Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group. The goal of this Phase III study is to evaluate in a multi-centered, randomized trial whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children, one to eighteen years of age, who are to receive cisplatin according to their disease-specific regimen and, upon enrollment in this study, will be randomized to receive STS or not. Efficacy of STS will be determined through comparison of hearing sensitivity at follow-up relative to baseline measurements using standard audiometric techniques. The Children’s Oncology Group is responsible for funding the clinical activities for the study and we are responsible for providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The trial completed enrollment of 135 pediatric patients in the first quarter of 2012. Final efficacy and safety data is expected to be presented in the second quarter of 2014.

Eniluracil

Eniluracil combined with 5-FU was previously being developed by GlaxoSmithKline (“GSK”). Although the therapy was successful in Phase I and Phase II clinical trials, it tended to produce less antitumor activity than the control therapy in two Phase III trials. Development by GSK was subsequently stopped.

We developed a hypothesis that the dose and schedule used in GSK’s Phase III trials may not have been optimal and licensed the compound from GSK in July 2005. We believe that when dosed properly, Eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU and reduce the occurrence of a disabling side effect known as hand foot syndrome.

At the end of 2012, Adherex completed the enrollment of Protocol AHX-03-202, an open-label, randomized Phase II study comparing the completely oral combination of Eniluracil/5-FU/leucovorin to capecitabine monotherapy in metastatic breast cancer (the “main study”). The study design included a crossover arm that allowed patients who had radiologically documented disease progression on capecitabine monotherapy to crossover and take Eniluracil/5-FU/leucovorin (the “Crossover Arm”).

Interim results for the main study show the two regimens, Eniluracil/5-FU/leucovorin and capecitabine, to be similar in efficacy and tolerability.

Arm	Evaluated patients	Complete Response (CR) N (%)	Partial Response (PR) N (%)	Stable Disease (SD) N (%)	Clinical Benefit (CR+PR+SD) N (%)	Median Progression Free Survival (PFS) days
Eniluracil/5-FU/Leucovorin	74	1 (1%)	18 (24%)	38 (51%)	57 (77%)	125
Capecitabine	61	0 (0)	18 (30%)	27 (44%)	45 (74%)	126

However, promising results were seen in the Crossover Arm, which present rationale for further development.

Twenty-one evaluated patients entered the Crossover Arm from the capecitabine monotherapy arm to take Eniluracil/5-FU/leucovorin. Twelve experienced rapid disease progression (within 70 days) on capecitabine, or within one scan. Nine of the 10 achieved subsequent benefit from the Eniluracil regimen: 3 patients had partial tumor responses and 6 had stable disease.

Arm	Evaluated patients	Complete Response (CR) N (%)	Partial Response (PR) N (%)	Stable Disease (SD) N (%)	Clinical Benefit(CR+PR+SD) N (%)
Crossover Arm (All Subjects)	21	0 (0%)	3 (14%)	9 (43%)	12 (57%)
Capecitabine refractory	10	0 (0)	3 (30%)	6 (60%)	9 (90%)

Based on feedback received from the FDA during 2013, confirmation of the results from the Crossover Arm of Study AHX-03-202 in metastatic breast cancer will require very large number of patients.  However, it is clear that Eniluracil/5-FU/leucovorin is active and well tolerated in refractory iv 5-FU and capecitabine populations.  Because of known patient preferences for oral regimens and the established safety profile of Eniluracil/5-FU/leucovorin, this regimen may provide an option for the patients and physicians who prefer to continue with oral 5-FU.

Currently, Adherex does not have the financial resources to advance the development of Eniluracil.

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

Currently, we own 23 issued patents world-wide and we have 14 patents pending throughout the world. In regards to STS, we have licensed from Oregon Health and Science University 1 U.S. and 9 foreign patents, with an additional 1 patent pending. In regards to Eniluracil, we have been issued 13 patents and are currently prosecuting 13 additional patents.

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

Corporate Relationships

License Agreement with Oregon Health & Science University

On February 20, 2013, Adherex entered into a new exclusive license agreement with OHSU for exclusive worldwide license rights to intellectual property directed to STS and its use for chemoprotection, including the prevention of ototoxicity induced by platinum chemotherapy, in humans (the "New OHSU Agreement"). Under the New OHSU Agreement, OHSU will receive certain milestone payments, a 2.5 percent royalty on net sales for licensed products which can be reduced to 1.0 percent upon a $150,000 buy down and a 5 percent royalty on any consideration received from sublicensing of the licensed technology. Milestone payment fees payable to OHSU under the New OHSU Agreement include $100,000 upon our first commercial sale of STS.

On February 20, 2013, Adherex terminated the previous exclusive license agreement with OHSU and Oxiquant, a wholly owned subsidiary of Adherex, dated September 26, 2002 (the "Previous OHSU Agreement"). Pursuant to the Previous OHSU Agreement, OHSU granted Oxiquant an exclusive worldwide license to intellectual property directed to thiol-based compounds including STS and their use in oncology. In consideration, OHSU was issued 13,902 shares of common stock of Oxiquant that were subsequently converted upon the acquisition of Oxiquant into 21,250 shares of Adherex common stock, and warrants to purchase shares of Adherex common stock that subsequently expired in 2007. In addition under the Previous OHSU Agreement, the following milestone payments were included in the agreement: (i) $50,000 upon completion of Phase I clinical trials, (ii) $200,000 upon completion of Phase II clinical trials, (iii) $500,000 upon completion of Phase III clinical trials. Also, Oxiquant was to be liable for an additional milestone payment of $250,000 upon the first commercial sale for any licensed product. Further, the Previous OHSU Agreement required Adherex to pay OHSU a 2.5% royalty on net sales of any licensed products and a 15% royalty on any consideration received from sublicensing of the licensed technology.

The term of the New OHSU Agreement expires on the date of the last to expire claim(s) covered in the patents licensed to us, unless earlier terminated as provided in the agreement. STS is currently protected by methods of use patents that we exclusively licensed from OHSU that expire in Europe, Canada and Australia in 2021 and are currently pending in the United States and Japan. The New OHSU Agreement is terminable by either Adherex or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Adherex has the right to terminate the New OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the New OHSU Agreement.

Development and License Agreement with GlaxoSmithKline

On July 14, 2005, we entered into a development and license agreement with GSK.  The agreement included the in-license by our Company of GSK’s oncology product, Eniluracil, and an option for GSK to license ADH-1, a compound we are no longer developing.  As part of the transaction, GSK invested $3.0 million in our Company's common stock.  On October 11, 2006, the GSK option to license ADH-1 expired unexercised.  Under the terms of the agreement relating to Eniluracil, we received an exclusive license to develop Eniluracil for all indications and GSK retained options to buy-back and assume development of the compound at various points in time.

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

We are aware of a number of companies engaged in the research, development and testing of new cancer therapies or means of increasing the effectiveness of existing therapies, including, among many others, Amgen, AstraZeneca, Bayer, Bristol-Myers Squibb, Eli Lilly, Eisai, Merck KGaA, Novartis, Johnson & Johnson, Pfizer, Roche, Taiho and Sanofi-Aventis. Some of these companies have products that have already received, or are in the process of receiving, regulatory approval or are in later stages of clinical development than our products. Many of them have much greater financial resources than we do. Many of these companies have marketed drugs or are developing targeted cancer therapeutics which, depending upon the mechanism of action of such agents, could be viewed as competitors.

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

Generally, the steps required for drug approval in Canada and the United States, specifically in cancer related therapies, include:

•	Preclinical Studies: Preclinical studies, also known as non-clinical studies, primarily involve evaluations of pharmacology, toxic effects, pharmacokinetics and metabolism of a drug in animals to provide evidence of the relative safety and bioavailability of the drug prior to its administration to humans in clinical studies. A typical program of preclinical studies takes 18 to 24 months to complete. The results of the preclinical studies as well as information related to the chemistry and comprehensive descriptions of proposed human clinical studies are then submitted as part of the Investigational New Drug, application to the FDA, a Clinical Trial Application to the TPD, or similar submission to other foreign regulatory bodies. This is necessary in Canada, the United States and most other countries prior to undertaking clinical studies. Additional preclinical studies are conducted during clinical development to further characterize the toxic effects of a drug prior to submitting a marketing application.

•	Phase I Clinical Trials: Most Phase I clinical trials take approximately one year to complete and are usually conducted on a small number of healthy human subjects to evaluate the drug’s safety, tolerability and pharmacokinetics. In some cases, such as cancer indications, Phase I clinical trials are conducted in patients rather than healthy volunteers.

•	Phase II Clinical Trials: Phase II clinical trials typically take one to two years to complete and are generally carried out on a relatively small number of patients, generally between 15 and 50, in a specific setting of targeted disease or medical condition, in order to provide an estimate of the drug’s effectiveness in that specific setting. This phase also provides additional safety data and serves to identify possible common short-term side effects and risks in a somewhat larger group of patients. Phase II testing frequently relates to a specific disease, such as breast or lung cancer. Some contemporary methods of developing drugs, particularly molecularly targeted therapies, do not require broad testing in specific diseases, and instead permit testing in subsets of patients expressing the particular marker. In some cases, such as cancer indications, the company sponsoring the new drug may submit a marketing application to seek accelerated approval of the drug based on evidence of the drug’s effect on a “surrogate endpoint” from Phase II clinical trials. A surrogate endpoint is a laboratory finding or physical sign that may not be a direct measurement of how a patient feels, functions or survives, but is still considered likely to predict therapeutic benefit for the patient. If accelerated approval is received, the company sponsoring the new drug must continue testing to demonstrate that the drug indeed provides therapeutic benefit to the patient.

•	Phase III Clinical Trials: Phase III clinical trials typically take two to four years to complete and involve tests on a much larger population of patients suffering from the targeted condition or disease. These studies involve conducting controlled testing and/or uncontrolled testing in an expanded patient population, numbering several hundred to several thousand patients, at separate test sites, known as multi-center trials, to establish clinical safety and effectiveness. These trials also generate information from which the overall benefit-risk relationship relating to the drug can be determined and provide a basis for drug labeling. Phase III trials are generally the most time consuming and expensive part of a clinical trial program. In some instances, governmental authorities, such as the FDA, will allow a single Phase III clinical trial to serve as a pivotal efficacy trial to support a Marketing Application.

•	Marketing Application: Upon completion of Phase III clinical trials, the pharmaceutical company sponsoring the new drug assembles all the chemistry, preclinical and clinical data and submits it to the TPD or the FDA as part of a New Drug Submission in Canada or a New Drug Application, in the United States. The marketing application is then reviewed by the regulatory body for approval to market the product. The review process generally takes twelve to eighteen months.

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

Research and Development

Our research and development efforts have been focused on the development of Eniluracil and STS.

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

Research and development expenses totaled $0.6 million and $2.1 million for the fiscal years ended December 31, 2013 and 2012, respectively.

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

Employees

At December 31, 2013, we had one employee. This employee is employed on a full-time basis.

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

To date, we have been engaged primarily in research and development activities. We have had no revenues through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We had a net gain of approximately $1.8 million (including a non-cash gain on derivatives of $3.8 million) in the twelve months ended December 31, 2013, and reported a loss of approximately $5.2 million (which included a $1.6 million non-cash loss on derivatives) for the twelve months ended December 31, 2012. At December 31, 2013, we had an accumulated deficit of approximately $108.7 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing. Our ability to attain profitability will depend upon our ability to fund and develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

There is no assurance that we will successfully develop a commercially viable product.

Since our formation in September 1996, we have engaged in research and development programs. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until we have completed additional clinical trials, if at all. There can be no assurance that the research we fund and manage will lead to commercially viable products. We have completed a Phase II study for Eniluracil and a Phase III study for STS with an additional Phase III study for STS currently enrolling patients. Our products must still undergo substantial additional regulatory review prior to commercialization.

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

The agreements with GSK and OHSU are terminable by either party in the event of an uncured breach by the other party. We may also terminate our agreement with OHSU at any time upon prior written notice of specified durations to the licensor. Termination of any of our collaborative arrangements could materially adversely affect our business. For example, if we are unable to make the appropriate payments under these agreements, the licensor might terminate the agreement which might have a material adverse impact. In addition, our collaborators might not perform as agreed in the future.

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

We may be unable to effectively deploy the proceeds from our recent financings for the development of STS.

In November 2013, we announced the closing of a private placement for proceeds of $1.6 million. Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop STS.

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

Eniluracil is currently protected in the US under an issued method of use patent that we own and expires in 2029. STS is currently protected by methods of use patents that we exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States. None of the above expiry dates take into consideration additional and pending patent applications for Eniluracil that, if issued, could provide additional patent protection nor possible patent term extensions or periods of data exclusivity that may be available upon marketing approval in the various countries worldwide. In addition, periods of marketing exclusivity for STS may also be possible in the United States under orphan drug status. We obtained Orphan Drug Designation in the United States for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients in 2004, if approved, will have seven and a half years of pediatric exclusivity in the United States from the approval date. Refer to the “Description of Business” section of this report for a further description of the United States Orphan Drug Designation.

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

STS and Eniluracil, are currently only covered by “method of use” patents, which covers the use of certain compounds to treat specific conditions, and not by “composition of matter” patents, which would cover the chemical composition of the compound. Method of use patents provides less protection than composition of matter patents because of the possibility of off-label competition if other companies develop or market the compound for other uses. If another company markets a drug that we expect to market under the protection of a method of use patent, physicians may prescribe the other company’s drug for use in the indication for which we obtain approval and have a patent, even if the other company’s drug is not approved for such an indication. Off-label use and sales could limit our sales and exert pricing pressure on any products we develop covered only by method of use patents. Also, it may be more difficult to find a collaborator to license or support the development of our product candidates that are only covered by method of use patents.

If our third party manufacturers breach or terminate their agreements with us, or if we are unable to secure arrangements with third party manufacturers on acceptable terms as needed in the future, we may suffer significant delays and additional costs.

We have no experience manufacturing products and do not currently have the resources to manufacture any products that we may develop. We currently have agreements with contract manufacturers for clinical supplies of STS, including drug substance providers and drug product suppliers, but they might not perform as agreed in the future or may terminate our agreement with them before the end of the required term. Significant additional time and expense would be required to effect a transition to a new contract manufacturer.

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

The biotechnology and pharmaceutical industry, and in particular the field of cancer therapeutics where we are focused, is very competitive. Many companies and research organizations are engaged in the research, development and testing of new cancer therapies or means of increasing the effectiveness of existing therapies, including, among many others, Amgen, AstraZeneca, Bayer, Bristol-Myers Squibb, Eli Lilly, Eisai, Merck KGaA, Novartis, Johnson & Johnson, Pfizer, Roche, Taiho and Sanofi-Aventis. Many of these companies have marketed drugs or are developing targeted cancer therapeutics which, depending upon the mechanism of action of such agents could thus be competitors.

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

In December 2008, we received notice from the NYSE Alternext US, LLC (formerly the American Stock Exchange), or AMEX, that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we had incurred losses from continued operations and net losses in the five most recent fiscal years. On January 20, 2009, we voluntarily filed to delist our common stock from the AMEX and effective January 30, 2009, our common stock no longer traded on the AMEX. As a result, any trading of our common stock in the U.S. will need to be conducted in the over-the-counter market. In addition, our common stock is also subject to the SEC’s penny stock rules, which impose additional requirements on broker-dealers who effect trades. As a result, stockholders might have difficulty selling our common stock.

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

Historically, the market price of our common stock has been highly volatile and the market for our common stock has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From July 1, 2008 to March 14, 2014, the trading price of our stock fluctuated from a high closing price of CAD$3.60 per share to a low closing price of CAD$0.08 per share on the TSX. From July 1, 2008 until our delisting on January 30, 2009, the trading price of our stock fluctuated from a high closing price of $4.14 per share to a low closing price of $0.18 per share on the AMEX. Historically, our common stock has had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common stock. It is likely that the market price of our common stock will continue to fluctuate significantly in the future.

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

At March 14, 2014, our current stockholders separately representing more than 5% ownership in our Company collectively represented beneficial ownership of approximately 60% of our common stock. In particular, Southpoint Capital Advisors LP owns or exercises control over 11.0 million shares of common stock, representing approximately 38% of the issued and outstanding common stock. In addition, Manchester Explorer, LP, together with its associates, owns approximately 3.5 million shares, or 12% of our common stock. Furthermore, Mr. Robert Butts, our former Chairman of our Board of Directors, individually owns approximately 2.3 million shares, or 8% of our common stock, Southpoint Capital, Manchester Explorer, our other 5% stockholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our stockholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. For example, Southpoint Capital and 683 Capital have agreed with Manchester to vote their shares in favor of a share consolidation and certain other matters in connection with the November 2013 Financing. These stockholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common stock or deprive our other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

There are a large number of shares of our common stock underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common stock.

Sale or issuance of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. At March 14, 2014, we had outstanding warrants to purchase approximately 22.0 million shares of our common stock of which approximately $18.0 were denominated in Canadian dollars which had a weighted average exercise price of $1.44, and $4.0 million denominated in U.S. dollars which had a weighted average exercise price of $0.50. In addition, at March 14, 2014, there were approximately 5.7 million shares issuable upon the exercise of stock options granted by us of which approximately $4.1 million were denominated in Canadian dollars and had a weighted average exercise price of CAD $0.81 per common share and approximately $1.6 million were denominated in U.S. dollars and had a weighted average exercise price of $0.60 per common share. We may also issue further warrants as part of any future financings as well as the additional 0.7 million options to acquire our common stock currently remaining available for issuance under our stock option plan.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease approximately 350 square feet of office space in Research Triangle Park, North Carolina. The current monthly lease payments are approximately $850 and the lease is terminable with 30 days’ notice.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Our common stock currently trades on the OTCQB Market under the trading symbol “ADHXF”, and has traded on the TSX under the trading symbol “AHX” since June 5, 2001.  The following table sets forth the quarterly high and low market closing prices, and average daily trading volume on the OTCQB and the TSX, for the two most recent full fiscal years:

	OTC Market: OTCQB (1) (in U.S. dollars)			Toronto Stock Exchange (in Canadian dollars)
	High $	Low $	Volume	High $	Low $	Volume
Fiscal 2013:
Quarter ended 12/31/13	$0.41	$0.22	30,906	$0.48	$0.21	23,554
Quarter ended 09/30/13	0.48	0.21	12,269	0.50	0.21	11,321
Quarter ended 06/30/13	1.13	0.30	11,885	1.15	0.32	38,208
Quarter ended 03/31/13	0.95	0.48	5,357	$0.960	$0.32	9,689
Fiscal 2012:
Quarter ended 12/31/12	$0.66	$0.13	81,994	$0.65	$0.12	17,423
Quarter ended 09/30/12	0.18	0.11	4,943	0.30	0.11	2,787
Quarter ended 06/30/12	0.15	0.18	1,162	0.20	0.15	1,814
Quarter ended 03/31/12	0.17	0.33	7,722	$0.40	$0.18	5,733

As of March 14, 2014, the last reported sale on the TSX was CAD$0.82 per share and the last reported sale on the over the counter markets in the U.S. was $0.84 per share.

Record Holders

As of March 14, 2014, there were approximately 89 shareholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS.  All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in Canada.  Cede & Co. and CDS are each considered to be one shareholder of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock.  We currently expect to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On April 5, 2012, May 18, 2012, August 20, 2012, November 20, 2012 and December 18, 2012 the Company issued 254,335, 61,111, 33,333, 688,571 and 100,000 stock options, respectively, to certain consultants and board members of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD dollar denominated grants at an exercise price equal to the market price on the date of issue at $0.20, $0.18, $0.15, $0.35 and $0.56 per share, respectively, and are exercisable for a period of 7 years from the grant date.

On April 3, 2013, May 17, 2013, August 13, 2013 and August 23, 2013 the Company issued 25,000, 10,204, 31,250 and 250,000 stock options, respectively, to certain consultants and board members of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD dollar denominated grants at an exercise price equal to the market price on the date of issue at $0.80, $0.98, $0.32 and $0.24 per share, respectively, and are exercisable for a period of 7 years from the grant date.

On November 22, 2013, the Company issued 4,000,000 units to certain investors, including Manchester Capital, its associates, and 683 Capital, for gross proceeds of $1,600,000, with each unit consisting of one share of common stock and one warrant to acquire a share of common stock at an exercise price of $0.50. Each warrant will be exercisable for a period of five years from the date of issuance.  The units were issued in a private placement exempt under Rule 506 of Regulation D of the Securities Act and were issued solely to accredited investors.

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

Material U.S. Federal Income Tax Considerations

Subject to the discussion below regarding Passive Foreign Investment Companies and Controlled Foreign Corporations, this section summarizes certain material U.S. federal income tax consequences of ownership and disposition of the common stock to U.S. Shareholders.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Shareholder arising from and relating to the ownership, and disposition of common stock. In addition, this summary does not take into account the individual facts and circumstances of any particular U.S. Shareholder that may affect the U.S. federal income tax consequences to such U.S. Shareholder, including specific tax consequences to a U.S. Shareholder under an applicable tax treaty. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any U.S. Shareholder. This summary does not address the U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local, and foreign tax consequences to U.S. Shareholders of the acquisition, ownership, and disposition of common stock. In addition, except as specifically set forth below, this summary does not discuss applicable tax reporting requirements. Each prospective U.S. Shareholder should consult its own tax advisors regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local, and non-U.S. tax consequences relating to the ownership and disposition of common stock.

No legal opinion from U.S. legal counsel or ruling from the Internal Revenue Service (the “IRS”) has been requested, or will be obtained, regarding the U.S. federal income tax consequences of the ownership and disposition of common stock. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, and contrary to, the positions taken in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the conclusions described in this summary.

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

Dividends received on common stock by corporate U.S. Shareholders generally will not be eligible for the “dividends received deduction.” Subject to applicable limitations and provided the Company is eligible for the benefits of the Tax Treaty, dividends paid by the Company to non-corporate U.S. Shareholders, including individuals, generally will be eligible for the preferential tax rates applicable to long-term capital gains for dividends, provided certain holding period and other conditions are satisfied, including that the Company not be classified as a PFIC (as defined below) in the tax year of distribution or in the preceding tax year. The dividend rules are complex, and each U.S. Shareholder should consult its own tax advisors regarding the application of such rules.

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

Under the Income Tax Act, assuming you are a U.S. Shareholder, and provided the common stock is listed on a designated stock exchange, which includes the TSX, you will generally not be subject to Canadian tax on a capital gain realized on an actual or deemed disposition of the common stock unless at any time during the sixty (60) month period before the actual or deemed disposition both: (A) you alone or together with persons with whom you did not deal at arm’s length owned or had rights to acquire 25% or more of our issued shares of any class and (B) more than 50% of the fair market value of the common stock was derived directly or indirectly from (i) real or immovable property situated in Canada; (ii) Canadian resource properties; (iii) timber resource properties; and (iv) options in respect of (i), (ii) or (iii) during the sixty (60) month period that precedes the disposition. Based upon our review of our financial data for the current and prior fiscal years, we have determined that the common stock does not currently derive, and has not derived during the past sixty (60) months, more than 50% of its fair market value from the property listed above, and this characterization of the common stock will likely continue.

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

Overview

In December 2008 we received notice from the American Stock Exchange that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we incurred losses from continued operation and net losses in the five most recent fiscal years. On January 29, 2009, we voluntarily filed to delist our common stock from the American Stock Exchange and effective January 29, 2009 our common stock was no longer traded on the American Stock Exchange. As a result, any trading of our common stock in the U.S. must now be conducted in the over-the-counter markets. Our common stock continues to trade on the Toronto Stock Exchange. The Toronto Stock Exchange also has continuing listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations. On September 18, 2012, the Toronto Stock Exchange issued an official delisting review of our common stock. On January 7, 2013, the Toronto Stock Exchange announced that it had completed its review of the common shares of the Company and had determined that the Company meets TSX's continuing listing requirements.

Patient enrollment has completed in the Phase III trial of STS conducted by the Children's Oncology Group. The final results of the study are expected to be presented in the second quarter of 2014. The International Childhood Liver Tumour Strategy Group, known as SIOPEL study is continuing to enroll patients. Interim safety data are expected to be presented in the second quarter of 2014. Each of these trials is managed by SIOPEL and the Children’s Oncology Group, respectively, and each group is responsible for the costs of the trial. We continue to hold STS patents and our responsibility in the testing is limited to providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide. The Company's Children Oncology Group study completed enrollment of 135 patients during the first quarter of 2012. The SIOPEL trial has enrolled 95 patients as of March 14, 2014.

Eniluracil was previously under development by GSK. GSK advanced Eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GSK terminated further development. We developed a hypothesis as to why the GSK Phase III trials were not successful and licensed the compound from GSK in July 2005. We believe that Eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. Adherex completed the enrollment of a Phase II trial comparing Eniluracil/5-FU/leucovorin vs. capecitabine in metastatic breast cancer patients at the end of 2012 after having enrolled 153 patients. After the completion of enrollment and with preliminary results of the trial, Adherex had an End-of-Phase 2 meeting with the FDA on May 22, 2013 to discuss the potential further development of Eniluracil. During the meeting, Adherex reviewed the opportunity that Eniluracil offers to Metastatic Breast Cancer (MBC) patients who had rapid disease progression on capecitabine.  Adherex proposed a small pivotal single arm clinical study addressing the special ability of Eniluracil/5-FU/leucovorin to meet the medical needs of these patients. However, the FDA strongly recommended that Adherex consider other larger clinical trial design alternatives for the future development of Eniluracil in MBC. We believe that it would be in the best interests of our shareholders and the cancer community to focus on seeking a partnership for Eniluracil, which may include the Company evaluating viable indications for Eniluracil other than MBC.  Data from the Phase 2 trial was published in a scientific journal.

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We earned net income of approximately $1.8 million for the twelve months ended December 31, 2013 and generated net losses of $5.2 million for the twelve months ended December 31, 2012 (as a result of a non-cash loss on derivatives of $1.6 million). As of December 31, 2013, our deficit accumulated during development stage was approximately $107.3 million.

As a result of our limited financial resources we have postponed or terminated many of our previously planned or ongoing clinical development programs, including our Eniluracil program. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, there is uncertainty of our ability to continue as a going concern. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

On November 22, 2013, we announced that we had completed a $1.6 million equity financing. Further development of STS or Eniluracil will require additional capital.

Results of Operations

Fiscal 2013 versus Fiscal 2012

In thousands of U.S. Dollars	Fiscal 2013%		Fiscal 2012%		Increase (Decrease)

Revenue	$-		$-		$-
Operating expenses:
Research and development	597	31%	2,075	57%	(1,478)
General and administration	1,334	69%	1,545	43%	(211)
Total operating expense	1,931	100%	3,620	100%	(1,689)

Other income (loss)	3,777		(1,563)		5,340
Interest income	(1)		20		(21)

Net income (loss)	$1,845		$(5,163)		$7,008

•	Research and development expenses were lower in fiscal 2013, as compared to fiscal 2012 primarily due to a reduction in the costs associated with the Phase III study of STS as compared to the Eniluracil Phase II trial. In fiscal 2013, the Company ceased actively developing Eniluracil.
•	General and administrative expenses decreased primarily as a result of reductions in payroll.
•	Other income increased $5.3 million as a result of change in the fair value of derivatives.
•	Interest income decreased in fiscal 2013, as compared to 2012 due to a lower average cash balance for the comparable periods.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through December 31, 2013, as prepared under U.S. GAAP (dollars in thousands, except per share information). Share information has been restated to reflect the share consolidation in 2012:

Period	Net (Loss)/Income for the Period	Basic and Diluted Net (Loss)/Income per Common Share
March 31, 2012	$2,715	$0.11
June 30, 2012	$(602)	$(0.02)
September 30, 2012	$(764)	$(0.03)
December 31, 2012	$(6,511)	$(0.26)
March 31, 2013	$(4,108)	$(0.16)
June 30, 2013	$6,607	$0.26
September 30, 2013	$(1,766)	$(0.07)
December 31, 2013	$1,112	$0.04

	Three Months Ended
	December 31,	December 31,
Dollars in thousands	2013	2012
Selected Statement of Operations Data:
Revenue	$-	$-

Operating expenses
Research and development	90	561
General and administrative	326	562
Loss from operations	(416)	(1,123)
Unrealized gain/(loss)	1,524	(5,395)
Interest income and other	4	7
Net income/(loss) and comprehensive income/(loss)	$1,112	$(6,511)

The Company reported a net loss from operations of $0.4 million which excludes a $1.5 million non-cash gain on derivatives for the fourth quarter ended December 31, 2013, compared to a net loss from operations of $1.1 million excluding the non-cash loss of $5.4 million in the same period 2012. The decrease in the net loss from operations excluding the non-cash impact of derivatives is primarily due to a decrease in research and development expenses associated with the Company’s Phase II Eniluracil trial.

Research and development expenses totaled $0.09 million for the fourth quarter ended December 31, 2013, as compared to a $0.6 million in the same period in 2012. There was a significant decrease in research and development expenses relating to the conclusion of enrollment and ongoing clinical support of the Phase II Eniluracil trial. General and administrative expenses were $0.3 million in the fourth quarter ended December 31, 2013, as compared to $0.6 million in the same period in 2012. This reduction is attributable to the departure of the Company’s CFO and CSO.

	December 31,	December 31,
Dollars in thousands	2013	2012
Selected Asset and Liability Data:
Cash and cash equivalents	$1,663	$2,303
Other current assets	89	62
Capital assets	-	-
Current liabilities excluding derivative warrant liability	344	682
Derivative warrant liability	2,863	6,640
Long term liabilities	-	-
Working capital[Current Assets – Current Liabilities excluding derivative liability]	1,408	1,683

Selected Equity:
Common stock	$66,790	$65,952
Accumulated deficit	(108,698)	(110,543)
Shareholders’ (deficit)	(1,455)	(4,957)

Liquidity and Capital Resources

•	The decrease in cash and cash equivalents between December 31, 2012 and December 31, 2013 is due to clinical trial expenses related to our Phase II study of Eniluracil, our Phase III study of STS and our general and administrative expenses. The decrease was offset by the cash proceeds from our 2013 private placement.
•	The increase in other current assets between December 31, 2012 and December 31, 2013 is a result of an increase in prepaid insurance expenses.
•	Our liabilities decreased $4.1 million between December 31, 2012 and December 31, 2013. The decrease was primarily a result of the valuation of the derivative liability at the two valuation dates as well as a decrease in accrued liabilities from costs related to the Phase II study of Eniluracil.
•	Current liabilities excluding derivative warrant liability decreased between December 31, 2012 and December 31, 2013. The decrease was due to primarily to the accrual of a milestone payment for the Eniluracil trial at December 31, 2012.
•	At December 31, 2013, our working capital decreased by approximately $0.3 million from December 31, 2012 due to operating expenses for the year.

	12 Months Ended December 31,	12 Months Ended December 31,
Dollars and shares in thousands	2013	2012
Selected Cash Flow Data:
Net cash used in operating activities	$(2,210)	$(2,994)
Net cash provided from financing activities	1,570	-
Net cash provided from investing activities	-	-
Number of shares of common stock outstanding	29,158	25,158

The net cash flow used in operating activities for the year ended December 31, 2013 was approximately $2.2 million as compared to $3.0 million during the same period in 2012. This decrease is due to a decrease in our overall research and development activity associated with the Eniluracil Phase II trials during the fiscal year ended December 31, 2013, as compared to the same period in 2012.

On September 5, 2013, we announced that we intended to primarily focus our remaining financial resources on the development of STS.  We continue to pursue various strategic alternatives including collaborations with other pharmaceutical and biotechnology companies. Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs, our drug substance requirements to support clinical programs; change in the focus, direction, or costs of our research and development programs; headcount expense; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

We had cash and cash equivalents of approximately $1.7 million as of December 31, 2013.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At December 31, 2013, we had approximately $0.03 million in our cash accounts and $1.6 million in our money market accounts. We have not experienced any loss or write down of our money market investments for the year ended December 31, 2013 or for any other year since the inception of the company.

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

Contractual Obligations and Commitments

Since our inception, inflation has not had a material impact on our operations. We had no material commitments for capital expenses or contractual obligations beyond 3 years as of December 31, 2013.  The following table represents our contractual obligations and commitments at December 31, 2013 (in thousands of U.S. dollars):

	Less than 1 year	1-3 years	Total
Life Sci Advisors, LLC (1)	55	-	55
	$55	-	$55

(1)	Under the service agreement Life Sci Advisors, LLC, the Company is required to make several payments over the course of a six month agreement. Life Sci Advisors, LLC services include, but are not limited, an investor meeting program and creating a key message platform.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2013 consolidated financial statements.

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management‘s judgments.  Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.  In valuing options granted in the year ended December 31, 2013 and fiscal year ended December 31, 2012 we used the following weighted average assumptions:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected dividend	0%	0%
Risk-free interest rate	1.10-1.72%	1.09-1.26%
Expected volatility	144-175%	118-133%
Expected life	7 years	7 years

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

As of December 31, 2013, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $2,015 and $794, respectively (December 31, 2012 – warrants expiring April 30, 2015, fair value of $4,698, March 29, 2016, fair value of $1,847), and the gain on these warrants for the twelve months ended December 31, 2013 was $2,683 and $1,052, respectively (December 31, 2012 - warrants expiring April 30, 2015, loss of $1,026; March 29,2016, loss of $507). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Outstanding Share Information

Gain/(Loss) on Derivative Instruments	Twelve months ended December 31, 2013	Twelve months ended December 31, 2012
Warrants expiring April 15, 2015	2,683	(1,026)
Warrants expiring March 29, 2016	1,052	(507)
Rights offering derivative	-	-
Options to contractors	42	(30)
Total	3,777	(1,563)

Our outstanding share data at December 31, 2013 follows (in thousands):

December 31, 2013
Common shares	29,158
Warrants	22,035
Stock options	5,725
Total	56,918

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that companies must report the effect of significant reclassifications out of accumulated comprehensive income on the respective line items in net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity may cross reference to the relevant note disclosure. The Company adopted this ASU in the first quarter for fiscal 2013.

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

At December 31, 2013, we had $1.6 million in money market investments as compared to $2.2 million at December 31, 2012; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments for the years ended December 31, 2013 and 2012.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe and the Pacific Rim. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay certain clinical development activities conducted in Canada and research, and other corporate obligations. At December 31, 2013 the company held less than forty thousand Canadian dollars.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified one material weaknesses in our internal control over financial reporting, as described in further detail below under “Management’s Annual Report on Internal Control over Financial Reporting.”

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (USGAAP). The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on the aforementioned criteria, our management concluded in its assessment of internal control over financial reporting that our internal control procedures, as of December 31, 2013, were not effective, as a result of having identified one material weakness in our internal control over financial reporting, as described in further detail below.

Our management has identified a control deficiency because we lack sufficient staff to segregate accounting duties.  We believe the control deficiency results primarily because we have one full time individual performing all accounting and financial reporting duties. As a result, we do not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual financial statements that would not be detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

After the Company filed its Current Report on Form 8-K under Item 4.02 on November 2, 2010, the Company took remedial actions for our previously reported internal control weakness of not maintaining sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. In 2012, the Company contracted additional personnel with experience in the application of U.S. GAAP financial accounting and reporting requirements in order to assist management in its financial accounting and reporting functions. As a result, the Company believes that this added experience and knowledge has remediated the previously disclosed material internal control weakness.

To finance our continuing operations, we will need to raise additional funds beyond those from our November 2013 Financing and, as disclosed elsewhere in this report, there remains substantial uncertainty of our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations. Once we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

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

The Corporation has an Audit Committee, a Compensation Committee, and a Governance Committee. The current members of such committees are noted below:

Name and Province/State and Country of Residence, Position	Current Principal Occupation and Principal Occupation For Previous Five Years	Director Since	Age

Krysia Lynes North Carolina, USA Interim Chief Financial Officer	Co-Founder and Partner, GL Financial Consultants, LLC; previously General Manager Pneu-Hyd Industries; previously Controller Moncure Plywood	N/A	44

Chris A. Rallis (1)(2)(3) North Carolina, USA Director	Executive in-residence at Pappas Ventures; previously, CEO of ImmunoBiosciences	August 2011	60

Rostislav Raykov New Jersey, USA Chairman of Board, Chief Executive Officer, Director	Co-Founder and Manager, DCML LLC; previously Portfolio Manager Alchem Partners; previously Portfolio Manager John Levin & Associates	July 2009	38

Steven D. Skolsky (1)(2)(3) North Carolina, USA Director	Global Head of Clinical and Data Operations at Quintiles Transnational; previously CEO of Sequoia Pharmaceuticals	August 2011	58

(1)         Member of the Audit Committee

(2)         Member of the Compensation Committee

(3)         Member of the Governance Committee

Krysia Lynes

Ms. Lynes joined Adherex in January 2010 as Accounting Manager. She has moved to interim Chief Financial Officer as of 2013. Ms. Lynes is a partner in a management consulting firm. She has over 15 years of experience in accounting and cost management. Ms. Lynes received a MBA from McMaster University and a BASc in Chemical Engineering from the University of Toronto. She holds a Master Certificate in Six Sigma Black Belt and Lean Six Sigma from Villanova University and C.P.A. designation from the Canadian Institute Chartered Accountants. As a result of these and her professional experiences, she brings a great knowledge of management, cost control and process improvement to strengthen the Board’s collective qualifications, skills and experience.

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

Steven D. Skolsky

Mr. Steven D. Skolsky has served as a director since August 2011. With a distinguished career spanning 30 years in the life sciences, Mr. Skolsky is a recognized industry leader who has held numerous international general management and executive leadership roles in the pharmaceutical and biotech sectors with a principal emphasis on commercialization, product strategy, and new product development. He was recently appointed to the position of Global Head of Clinical and Data Operations at Quintiles Transnational after serving as Principal of EXPIS Partners, a strategic life science consultancy. Mr. Skolsky also currently serves on the Board of BasileaPharmaceutica, a Swiss based biopharmaceutical company where he previously served as Vice Chairman of the Board. Mr. Skolsky is the former President and Chief Executive Officer of Sequoia Pharmaceuticals, a privately held company specializing in novel antiviral therapeutics. Prior to his appointment at Sequoia, he held the position of Chief Executive Officer at Trimeris, Inc., a publicly held company that discovered and commercialized Fuzeon®, a first- in-class HIV therapeutic in collaboration with partner F. Hoffmann-La Roche. Previously, Mr. Skolsky served over 20 years at GSK in a range of senior leadership roles, including Senior Vice President of Global Product Strategy and Clinical Development, Managing Director of GSK’s operations in Australia and New Zealand and Head of GlaxoWellcome’s Division of HIV/Oncology. Mr. Skolsky received his Bachelor’s Degree in Biology from the University of North Carolina at Chapel Hill. As a result of these and other professional experiences, Mr. Skolsky possesses particular healthcare industry knowledge and experience which strengthens the Board’s collective qualifications, skills, and experience.

Audit Committee

On behalf of the Board, the Audit Committee of the Board retains, oversees and evaluates Adherex’s independent auditors, reviews the financial reports and other financial information provided by Adherex, including audited financial statements, and discusses the adequacy of disclosure with management and the auditors. The Audit Committee also reviews the performance of the independent auditors in the annual audit and in assignments unrelated to the audit, assesses the independence of the auditors, and reviews their fees. The Audit Committee is also responsible for reviewing Adherex’s internal controls over financial reporting and disclosure. [The Audit Committee operates under a written charter adopted by the Board.

The directors have appointed an Audit Committee consisting of two directors: Chris A. Rallis and Steven Skolsky, each of whom is independent and financially literate within the meaning of National Instrument 52-110 – Audit Committees. In addition, the Board has determined that Mr. Rallis qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. Mr. Rallis has been an executive-in-residence at Pappas Ventures, a life science venture capital firm since January 2008.  Previously, Mr. Rallis was the President and Chief Executive Officer of ImmunoBiosciences, Inc. (“IBI”), a vaccine technology company formerly located in Raleigh, North Carolina from April 2006 through June 2007. Mr. Skolsky was recently appointed to the position of Global Head of Clinical and Data Operations at Quintiles Transnational after serving as Principal of EXPIS Partners, a strategic life science consultancy. Mr. Skolsky also currently serves on the Board of BasileaPharmaceutica, a Swiss based biopharmaceutical company where he previously served as Vice Chairman of the Board. Several of these directors has held various director and/or executive officer positions with private and public companies and/or community organizations and has had responsibility for the supervision of the preparation of financial materials and disclosure documents for public and private corporations.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets out certain information respecting the compensation paid to our Executive Officers, for the fiscal years ended December 31, 2013 and December 31, 2012 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Rostislav Raykov, Chief	2013	140,000	-	11,656	-	-	151,656
Executive Officer	2012	140,000	-	48,012	-	-	188,012

Krysia Lynes, Interim Chief	2013	26,453	-	11,656	-	-	38,109
Financial Officer	2012	17,145	-	7,372	-	-	24,517

Robert Andrade, Former Chief	2013	109,500	-	-	-	-	109,500
Financial Officer	2012	140,000	-	48,012	-	-	188,012

Dr. Thomas Spector,	2013	71,500	-	-	-	30,000	101,500
Chief Scientific Officer	2012	150,000	-	48,012	-	-	198,012

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Dollar value amounts are based on individual grants to each of, Mr. Raykov of 150,000 options on November 20, 2012 at an exercise price of $0.35, which options expire on November 20, 2019 and 50,000 options on August 23, 2013 at an exercise price of $0.24, which will expire on August 23, 2020. All options vested in full on the date of grant.
(2)	The term “incentive plan” means any plan providing compensation intended to serve as incentive for performance to occur over a specified period, whether such performance is measured by reference to financial performance of the Corporation, the Corporation's stock price, or any other performance measure. An “equity incentive plan” is an incentive plan or portion of an incentive plan under which awards are granted that fall within the scope of SFAS 123(R). A “non-equity incentive plan” is an incentive plan or portion of an incentive plan that is not an equity incentive plan.
(3)	Consists of the taxable benefit for premiums paid for group term life insurance, long term disability and long term care insurance. In addition, effective June 19, 2013, Dr. Thomas Spector resigned as Chief Scientific Officer and in connection with such resignation, Dr. Spector entered into a Separation and Mutual Release Agreement with the Company providing for a lump sum payment to Dr. Spector of $30,000 for benefits and separation pay.

Rostislav Raykov

Mr. Raykov has been employed by Adherex since July 2009.  Pursuant to an employment agreement dated May 3, 2010 between Rostislav Raykov and Adherex, Mr. Raykov is employed as Adherex’s Chief Executive Officer. Pursuant to this agreement, Mr. Raykov (a) receives an initial annual salary in the amount of $140,000, (b) upon approval by shareholders of the amended Stock Option Plan was granted options to purchase up to 5.0% of our common stock outstanding estimated by us to be outstanding upon completion of the Rights Offering, and (c) may receive annual bonuses at the sole discretion of the Board. If Mr. Raykov’s employment terminates due to a change of control of Adherex, any then remaining unvested shares under his options shall immediately vest and be fully exercisable. On August 18, 2010, Mr. Raykov was granted 971,885 options and on August 19, 2011 Mr. Raykov was granted 51,152 options pursuant to his employment agreement. Further, on November 20, 2009, Mr. Raykov was granted 150,000 options. If Mr. Raykov is dismissed from employment by us for any reason other than “cause,” we are obligated to pay Mr. Raykov severance compensation equal to twelve months of salary.

Krysia Lynes

Ms. Lynes joined Adherex in September of 2010.

Robert Andrade

Mr. Andrade was employed by Adherex from July 2009 until August 2014. Pursuant to an employment agreement dated May 3, 2010 between Robert Andrade and Adherex, Mr. Andrade was employed as Adherex’s Chief Financial Officer. Pursuant to this agreement, Mr. Andrade (a) received an initial annual salary in the amount of $140,000, (b) upon approval by shareholders of the amended Stock Option Plan was granted options to purchase up to 5.0% of our common stock outstanding estimated by us to be outstanding upon completion of the Rights Offering, and (c) was eligible to receive annual bonuses at the sole discretion of the Board.  On August 18, 2010, Mr. Andrade was granted 971,885 options and on August 19, 2011 Mr. Andrade was granted 51,152 options pursuant to his employment agreement. Further, on November 20, 2009, Mr. Andrade was granted 150,000 options. Mr. Andrade resigned as CFO effective August 14, 2013. No severance was paid to Mr. Andrade in connection with his separation from the Company.

Dr. Thomas Spector

Dr. Spector was employed by Adherex from July 2009 until June 2013.  Pursuant to an employment agreement dated May 3, 2010 between Dr. Thomas Spector and Adherex, Dr. Spector was employed as Adherex’s Chief Scientific Officer. Pursuant to this agreement, Dr. Spector (a) received an annual salary in the amount of $150,000, (b) upon approval by shareholders of the amended Stock Option Plan was granted options to purchase up to 5.0% of our common stock outstanding estimated by us to be outstanding upon completion of the Rights Offering, and (c) was eligible to receive annual bonuses at the sole discretion of the Board.  On August 18, 2010, Dr. Spector was granted 971,885 options and on August 19, 2011 was granted 51,152 options pursuant to his employment agreement. Further, on November 20, 2009, Dr. Spector was granted 150,000 options. Mr. Spector resigned as Chief Scientific Officer effective June 19, 2013 and in connection with such resignation, Dr. Spector entered into a Separation and Mutual Release Agreement with the Company providing for a lump sum payment to Dr. Spector of $30,000 for benefits and separation pay.

In addition to such employment agreements, Dr. Spector, Mr. Andrade and Mr. Raykov, are each a party to a confidentiality and intellectual property agreement with us.

In the employment agreements for each of Dr. Spector, Mr. Andrade and Mr. Raykov “cause” is generally defined as (1) material breach of the terms of the employment or intellectual property agreements; (2) failure to perform the duties inherent in Employee’s position in good faith and in a reasonable and appropriate manner; or (3) acts of fraud or embezzlement or other intentional misconduct which adversely affects the Company's business.

Equity Grants, Exercises and Holdings

The following table sets forth information concerning the number and value of unexercised options held by each Named Executive Officer as of December 31, 2013.

Outstanding Equity Awards at December 31, 20131

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)		Option Expiration Date
Rostislav Raykov	50,000	(2)	—	USD$	0.24	08/23/2020
	971,885	(3)	—	CAD$	0.81	08/18/2017
	51,152	(4)	—	CAD$	0.63	08/19/2018
	150,000	(5)	—	USD$	0.35	11/20/2019
Robert Andrade	971,885	(3)	—	CAD$	0.81	08/18/2017
	51,152	(4)	—	CAD$	0.63	08/19/2018
	150,000	(5)	—	USD$	0.35	11/20/2019
Dr. Thomas Spector	971,885	(3)	—	CAD$	0.81	08/18/2017
	51,152	(4)	—	CAD$	0.63	08/19/2018
	150,000	(5)	—	USD$	0.35	11/20/2019

(1)	The current Stock Option Plan provides for grants denominated in US and CAD dollars.
(2)	50,000 options were granted on 08/23/2013 with all 50,000 immediately exercisable.
(3)	971,885 options were granted on 08/18/2010 with all 971,885 immediately exercisable.
(4)	51,152 options were granted on 08/19/2011 with all 51,152 immediately exercisable.
(5)	150,000 options were granted on 11/20/2012 with all 150,000 immediately exercisable.

Termination Benefits

In the event of his termination with us other than for cause, we will pay Rostislav Raykov $140,000 severance.

Compensation of Directors

 Director Compensation Table

The following table summarizes the compensation earned by or paid to the Company's non-executive directors for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mr. Rallis	10,500	—	8,000	(2)	—	—	—	$18,500
Mr. Skolsky	9,000	—	8,000	(2)	—	—	—	$17,000

(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2) Dollar value amounts are based on individual grants of 12,500 options on April 3, 2013, 5,102 options on May 5, 2013, 15,625 options on August 13 and 50,000 options at an exercise price of $0.80, $0.98, $0.32 and $0.24 respectively to both Chris Rallis and Steve Skolsy vested in full on the date of grant. All options expire 7 years from the date of grant.

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

Each of Chris A. Rallis and Steven D. Skolsky has entered into an Independent Director Agreement with the Company, dated as of August 25, 2011, which provides for (i) cash compensation in the form of USD $1,500 per board meeting attended, and (ii) non-cash compensation in the form of a grant of options to purchase shares of the Company’s common stock having an aggregate value equal to USD $5,000 (with price per share and exercise price based on the value of the Company’s common stock as of the date of grant) per board meeting attended.  The options immediately vest when granted and are otherwise subject to the terms and conditions of the Company’s stock option plan, as amended. The Independent Director Agreement also provides for the reimbursement of such director’s reasonable travel and related expenses incurred in the course of attending board meetings.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding shares of our common stock beneficially owned as of March 14, 2014 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person. Except as otherwise indicated below, the address for each listed shareholder is c/o Adherex Technologies Inc., 68 TW Alexander Drive, PO Box 13628, Research Triangle Park, North Carolina 27709.

Name	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (1)

Robert Andrade (**)	82,228	1,173,037	38,889	1,294,154	4.24%

Krysia Lynes	-	103,576	-	103,576	* %

Chris A. Rallis	-	193,624	-	193,624	* %

Rostislav Raykov	122,222	1,223,037	66,667	1,411,926	4.61%

Steven D. Skolsky	-	160,290	-	160,290	* %

Thomas Spector (**)	183,333	1,023,037	33,333	1,239,703	4.06%

All officers and directors as a group (6 persons)	237,783	4,026,601	138,889	4,403,273	13.15%

Southpoint Capital Advisors LP (2)	11,111,111	-	8,805,333	19,916,444	52.26%

683 Capital Management LLC(3)	2,136,400	-	2,310,402	4,446,802	14.06%

Robert Butts	2,305,778	-	2,305,778	4,611,556	14.59%

Manchester Management Company LLC (4)	2,716,825	-	2,716,825	5,433,650	16.97%

* Percentage of shares beneficially owned does not exceed one percent.

** Such individual resigned as an officer of the Company during Fiscal Year 2013.

(1)	For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or group has the right to acquire within 60 days after March 14, 2014. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 14, 2014 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 14, 2014, there were 29,307,618 shares of our common stock issued and outstanding.

(2)	Southpoint Capital Advisors, LP, 623 Fifth Avenue, Suite 2503, New York, New York 10022. John S. Clark, II holds dispositive power over the shares owned by Southpoint Capital Advisors, LP.

(3)	683 Capital Management, LLC, 595 Madison Avenue, 17th Floor, New York, New York 10025. Ari Zweiman holds dispositive power over the shares owned by 683 Capital Management LLC.

(4)	Manchester Management Company, LLC, 131 Charles Street, 1st Floor, Boston Massachusetts 02114. Includes 3,856,000 shares owned by Manchester Explorer, L.P and 1,577,650 shares owned by JEB Partners, L.P. Manchester Management holds dispositive power over the shares held by Manchester Explorer, L.P. and JEB Partners, L.P. Jeb Besser and Morgan Frank hold shared dispositive power over the shares held by Manchester Management Company, LLC. Additionally, Jeb Besser owns 578,000 shares for which he has sole dispositive power and Morgan Frank owns 500,000 shares for which he has sole dispositive power.

Equity Compensation Plan Information

The following table provides certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights (*)	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans	1,632	USD $	0.67	789
approved by security holders	4,093	CAD $	0.81

Total	5,725		-	789

* The Company’s current stock option plans allows for the issuance of stock options denominated in both United States, or U.S., dollars and Canadian, or CAD, dollars.  This table presents the number and weighted-average exercise price of outstanding options by the currency associated with the original grants  At December 31, 2013 we had 1,632 stock options denominated in U.S. dollars with a weighted-average exercise price of $0.67 and 4,093 stock options denominated in CAD dollars with a weighted-average exercise price of CAD$0.81.  At December 31, 2013, we had 789 stock options available for future issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

In connection with the subscription agreements entered into as part of the November 2013 Financing, the following matters are proposed to be presented for approval at the Company’s next annual and special meeting of stockholders to be held as soon as practicable following availability of the Company’s audited financial statements for the fiscal year ended December 31, 2013 and in any event prior to June 30, 2014 (the “Annual Meeting”): (i) an offer to holders of warrants issued by the Company on or about April 30, 2010 and on or about March 29, 2011 (collectively, “Outstanding Warrants”) a right to exchange such Outstanding Warrants for new unlisted warrants (“New Warrants”) on the basis of one New Warrant to purchase one (1) common share for Outstanding Warrants to purchase ten (10) common shares, with the New Warrants having an exercise price per common share of US$0.50 and otherwise having the same terms as the applicable series of Outstanding Warrants (with the foregoing exchange ratio and exercise price of the New Warrants being before giving effect to any proposed stock consolidation referred to below) (as further described below, the “Warrant Exchange”), (ii) to consolidate the Common Shares on a one-for-up to ten basis, (iii) the election of up to two nominees of Manchester to the board of directors of the Company and (iv) to change the Company’s name to a name to be determined by the board of directors of the Company.  As a result of the one-for-eighteen reverse split of our common stock on August 25, 2011, each eighteen (18) Outstanding Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$1.44 per whole share. Accordingly, the Warrant Exchange will entitle the holders of Outstanding Warrants the right to receive, for each 180 Outstanding Warrants now held (which together are now exercisable into a total of 10 common shares for a total exercise price of $144.00), one New Warrant to purchase one (1) common share at a price per share of $0.50.

Two of the Company’s current shareholders, 683 Capital Management LLC and Southpoint Capital Advisors LP, have agreed with Manchester, subject to shareholder and regulatory approval, to (1) vote in favor of the foregoing matters at the Annual Meeting and (2) subject to shareholder and regulatory approval, to exchange the Outstanding Warrants owned or controlled by such insiders (collectively, the “Stockholder’s Warrants”) for New Warrants in accordance with the Warrant Exchange.  The undertaking will continue in full force and effect through the earlier of : (a) if the foregoing matters are approved at the Annual Meeting, upon exchange of all Stockholder’s Warrants for New Warrants in accordance with the Warrant Exchange; (b) June 30, 2014; (c) upon completion of the Annual Meeting, if none of the foregoing matters are presented to the Annual Meeting or none of the foregoing matters are approved by the shareholders at the Annual Meeting; (d) the date of the closing of a change in control of the Company or (e) the date of the mutual agreement of the parties.

In connection with Dr. Thomas Spector’s resignation as Chief Scientific Officer, effective June 19, 2013, we entered into a Separation and Mutual Release Agreement with Dr. Spector providing for a lump sum payment to Dr. Spector of $30,000 for benefits and separation pay.

Director Independence

The Board of Directors is composed of a majority of independent directors. The Board applies the definition of independence found in the rules of the SEC and in Canadian National Instrument 58-101 and National Policy 58-201. The Board has determined that Rallis and Skolsky are “independent”. Mr. Raykov, Chairman and Chief Executive Officer of the Corporation is considered to have a material relationship with the Corporation by virtue of his executive officer position and is therefore not independent. Adherex is of the view that the composition of its Board reflects a diversity of background and experience that are important for effective corporate governance. Other directorships held by Board members are described in this Annual Report under the heading “Directors and Executive Officers.”

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees for professional services and other services rendered by our independent auditors, Deloitte LLP in fiscal year 2013 and 2012 (in US dollars):

	Fiscal Year 2013	Fiscal Year 2012
Audit Fees (1)	100,500	100,020
Audit-Related Fees (2)	-	-
Tax Fees (3)	15,000	14,980
All Other Fees (4)	-	-
Total	$115,500	$115,000

(1)	Audit Fees include fees for the standard audit work that needs to be performed each year in order to issue an opinion on the consolidated financial statements of the Corporation and to issue reports on the local statutory and regulatory financial statements. It also includes fees for services that can only be provided by the Corporation’s auditor such as auditing of non-recurring transactions and application of new accounting policies.
(2)	Audit-Related Fees include fees for those other assurance services provided by auditors but not restricted to those that can only be provided by the auditor signing the audit report, which includes consents and comfort letters and any other audit services required for U.S. Securities and Exchange Commission or other regulatory filings.
(3)	Tax Fees include fees for periodic tax consultations and compliance services in various local, regional and national tax jurisdictions.
(4)	All Other Fees include fees for products and services other than Audit Fees, Audit Related Fees and Tax Fees.

The Audit Committee does not have formal pre-approval policies and procedures; however, prior to the engagement by the registrant, the Audit Committee approved all of the services performed by Deloitte LLP as required by SEC regulation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are included as part of this Annual Report filed on Form 10-K:

1.  Financial Statements – See Index to Financial Statements on page F-1.

2.  All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3.  Exhibits:

Exhibit No.	Description	Location

3.1	Notice of Articles dated August 25, 2011	Exhibit 3.2I to the Form 8-K of Adherex, filed August 26, 2011

3.2	Articles dated August 25, 2011	Exhibit 3.2II to the Form 8-K of Adherex, filed August 26, 2011

10.1	Exclusive License Agreement, dated as of September 26, 2002, by and between Oregon Health & Science University and Oxiquant, Inc.	Exhibit 4.5 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

10.2	Development and License Agreement dated July 14, 2005 between Adherex Technologies Inc. and Glaxo Group Limited**	Exhibit 4.30 to Form 6-K of Adherex, filed July 22, 2005

10.3	Amendment No. 1 to Development and License Agreement dated December 20, 2005 between Glaxo Group Limited and Adherex Technologies Inc.**	Exhibit 4.36 to the Form 20-F Annual Report (No. 001-32295) of Adherex for the fiscal year ended December 31, 2005, filed on March 31, 2006

10.4	Amendment No. 2 to Development and License Agreement dated June 23, 2006 between Glaxo Group Limited and Adherex Technologies Inc.**	Exhibit 4.41 to Form 6-K of Adherex, filed August 9, 2006

10.5	Amendment No. 3 to Development and License Agreement dated January 17, 2007 between Adherex Technologies Inc. and Glaxo Group Limited	Exhibit 4.42 to Form 6-K of Adherex, filed January 19, 2007

10.6	Amendment No. 4 to Development and License Agreement dated May 23, 2007 between Adherex Technologies Inc. and Glaxo Group Limited	Exhibit 10.1 to Form 8-K of Adherex, filed June 19, 2007

10.7	Amended and Restated Stock Option Plan	Exhibit 10.19 to Form 10-K of Adherex, filed March 28, 2008

10.8	Lease Termination and Release	Exhibit 10.24 to Form 10-Q of Adherex, filed November 16, 2009

10.9	Amended and Restated Employment Agreement - Robin J. Norris*	Exhibit 10.23 to Form 10-Qof Adherex, filed November 16, 2009

10.10	Lease agreement dated January 1, 2010, between Adherex and Valfern Holdings, Inc.	Exhibit 10.27 to the Form 10-Q of Adherex, filed on May 14, 2010

10.11	Executive Employment Agreement dated May 3, 2010 by and between Adherex and Rostislav Raykov*	Exhibit 10.28 to the Form 10-Q of Adherex, filed on May 14, 2010

10.12	Executive Employment Agreement dated May 3, 2010 by and between Adherex and Robert Andrade*	Exhibit 10.29 to the Form 10-Q of Adherex, filed on May 14, 2010

10.13	Executive Employment Agreement dated May 3, 2010 by and between Adherex and Dr. Thomas Spector*	Exhibit 10.30 to the Form 10-Q of Adherex, filed on May 14, 2010

10.14	Form of Independent Director Agreement, dated May 3, 2010	Exhibit 10.31 to the Form 10-Q of Adherex, filed on May 14, 2010

10.15	Master Service Agreement with OCT Group LLC	Exhibit 10.1 to the Form 10-Q of Adherex filed on November 15, 2010

10.16	Amendment No. 2 to Master Service Agreement with OCT Group LLC, dated August 16, 2011	Exhibit 10.1 to the Form 10-Q of Adherex filed on November 14, 2011

10.17	Amendment No. 3 to Master Service Agreement with OCT Group LLC, dated June 4, 2012	Exhibit 10.1 to the Form 10-Q of Adherex filed on August 2, 2012

10.18	Amendment No. 4 to Master Service Agreement with OCT Group LLC, dated October 29, 2012	Exhibit 10.1 to the Form 10-Q of Adherex filed on November 14, 2012

10.19	Subscription Agreement, dated November 15, 2013, between Adherex, Technologies Inc. and Manchester Management LLC	Filed herewith

21	Subsidiaries	Exhibit 8 to the Form 20-F Registration Statement (No. 001-32295) of Adherex, filed September 17, 2004

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1	Interactive Data File	Filed herewith

*	Indicates a management contract or compensatory plan.

**	The Company has received confidential treatment with respect to certain portions of this exhibit. Those portions have been omitted from this exhibit and are filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adherex Technologies Inc.
By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director
Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	March 31, 2014
Rostislav Raykov	(principal executive officer) and Director

/s/ Krysia Lynes	Chief Financial Officer	March 31, 2014
Krysia Lynes	(principal financial officer and principal accounting officer)

/s/ Chris A. Rallis	Director	March 31, 2014
Chris A. Rallis

/s/ Steven D. Skolsky	Director	March 31, 2014
Steven D. Skolsky

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

ADHEREX TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Adherex Technologies Inc.

We have audited the accompanying consolidated balance sheets of Adherex Technologies Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended, and cumulatively for the period from September 3, 1996 (date of inception) to December 31, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The Company's financial statements for the period September 3, 1996 (date of inception) to December 31, 2008 were audited by other auditors whose report, dated March 30, 2009, expressed an unqualified opinion on those statements.  The financial statements for the period September 3, 1996 (date of inception) to December 31, 2008 reflect a net loss of $97,979,000. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period from September 3, 1996 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer, as discussed in Note 1 to the consolidated financial statements. During the year ended December 31, 2013, the Company incurred a loss from operations of $1,931,000. At December 31, 2013, it had an accumulated deficit of $108,698 and had experienced negative cash flows from operating activities since inception in the amount of $87,247,000. In addition, it had a deficiency in working capital at December 31, 2013 and the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte LLP
Chartered Professional Accountants, Chartered Accountants
Licensed Public Accountants
Ottawa, Canada

March 14, 2014

Report of Independent Auditors

To the Shareholders of Adherex Technologies Inc.

In our opinion, the consolidated statements of operations and cash flows, not separately presented herein, and statement of stockholders’ equity, present fairly, in all material respects the results of operations and cash flows for the period from September 3, 1996 (date of inception) to December 31, 2008, before the adjustments to retrospectively give effect of the reverse stock split as described in Notes 2 and 6 of Adherex Technologies Inc. (a development stage company) (the “Company”) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively give effect of the reverse stock split as described in Notes 2 and 6 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants, Licensed Public Accountants

Ottawa, Canada

March 30, 2009

Adherex Technologies Inc.

(a development stage company)

Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	December 31, 2013	December 31, 2012
Assets

Current assets
Cash and cash equivalents	$1,663	$2,303
Prepaid expense	81	56
Other current assets	8	6

Total assets	$1,752	$2,365

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$212	$259
Accrued liabilities	132	423
Derivative liabilities	2,863	6,640
Total current liabilities	3,207	7,322

Total liabilities	3,207	7,322

Commitments and contingencies (Note 8)

Stockholders’ (deficit) equity

Common stock, no par value; unlimited shares authorized; (2013 - 29,158, 2012 - 25,158 shares issued and outstanding)	66,790	65,952
Additional paid-in capital	39,210	38,391
Deficit accumulated during development stage	(108,698)	(110,543)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ (deficit) equity	(1,455)	(4,957)
Total liabilities and stockholders’ (deficit) equity	$1,752	$2,365

 (The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statements of Operations

(U.S. dollars and shares in thousands, except per share information)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative From September 3, 1996 to December 31, 2013

Revenue	$-	$-	$-

Operating expenses:
Research and development	597	2,075	69,765
Impairment of capital assets	-	-	386
Gain on deferred lease inducements	-	-	(497)
Acquired in-process research and development	-	-	13,094
General and administration	1,334	1,545	33,428
Loss from operations	(1,931)	(3,620)	(116,176)

Other income (expense):
Gain/(loss) on derivative warrants	3,777	(1,563)	7,034
Settlement of Cadherin Biomedical Inc. litigation	-	-	(1,283)
Interest expense	-	-	(19)
Other (expense)/income	(3)	(5)	256
Interest income	2	25	2,899
Total other income/(expense)	3,776	(1,543)	8,887

Net income/(loss) and total comprehensive income/(loss)	$1,845	$(5,163)	$(107,289)

Earnings/(loss) per share of common stock, basic	$0.06	$(0.21)

Earnings/(loss) per share of common stock, diluted	$0.06	$(0.21)

Weighted-average number of shares of common stock outstanding, basic	29,158	25,158

Weighted-average number of shares of common stock outstanding, diluted	31,714	25,158

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative From September 3, 1996 to December 31,2013
Cash flows from (used in):
Operating activities:
Net income/(loss)	$1,845	$(5,163)	$(107,289)
Adjustments for non-cash items:
(Gain)/Loss on derivative warrants	(3,777)	1563	(7,034)
Depreciation and amortization	-	-	1,404
Non-cash Cadherin Biomedical Inc. litigation expense	-	-	1,187
Unrealized foreign exchange loss		-	36
Loss on impairment of capital assets	-	-	386
Amortization of and gain on lease inducements	-	-	(412)
Non-cash severance expense	-	-	168
Stock options issued to consultants	25	152	1,073
Stock options issued to employees	62	174	10,331
Acquired in-process research and development	-	-	13,094
Changes in non-cash working capital	(365)	280	(191)
Net cash used in operating activities	(2,210)	(2,994)	(87,247)

Investing activities:
Purchase of capital assets	-	-	(1,440)
Disposal of capital assets	-	-	115
Proceeds from sale of assets	-	-	24
Release of restricted cash	-	-	190
Restricted cash	-	-	(209)
Purchase of short-term investments	-	-	(22,148)
Redemption of short-term investments	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	(166)
Acquired intellectual property rights	-	-	(640)
Net cash used in investing activities	-	-	(1,483)

Financing activities:
Conversion of long-term debt to equity	-	-	68
Long-term debt repayments	-	-	(65)
Capital lease repayments	-	-	(8)
Issuance of common stock	1,570	-	88,013
Registration expense	-	-	(465)
Financing expenses	-	-	(544)
Proceeds from convertible note	-	-	3,017
Other liability repayments	-	-	(87)
Security deposits received	-	-	35
Proceeds from exercise of stock options	-	-	51
Net cash provided from financing activities	1,570	-	90,015

Effect of exchange rate changes on cash and cash equivalents	-	-	378

Net change in cash and cash equivalents	(640)	(2,994)	1,663
Cash and cash equivalents - Beginning of year	2,303	5,297	-
Cash and cash equivalents - End of year	$1,663	$2,303	$1,663

(The accompanying notes are an integral part of these consolidated financial statements)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statement of Stockholders' Deficiency

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

Consolidated Statement of Stockholders' Deficiency (continued)

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

(The accompanying notes are an integral part of these consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statement of Stockholders' Deficiency (continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	(Deficit)/ Equity
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	1	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	337	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	2,368	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	431	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	2,799	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	4,209	17,842	-	5,379	-	-	23,221
Exercise of warrants	116	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	7,124	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	7,124	64,929	-	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net loss	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	7,124	64,929	-	35,225	1,243	(100,991)	406
Stock options issued to consultants	-	-	-	53	-	-	53
Stock options issued to employees	-	-	-	2,439	-	-	2,439
April Financing	13,337	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,823)	(7,823)
Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,814)	(4,925)
Stock options issued to consultants	-	-	-	20	-	-	20
Stock options issued to employees	-	-	-	129	-	-	129
Rights Offering	4,697	1,023	-	199	-	(1,250)	(28)
Net income	-	-	-	-	-	4,685	4,685
Balance at December 31, 2011	25,158	65,952	-	38,065	1,243	(105,379)	(119)

(The accompanying notes are an integral part of these consolidated financial statements)

(continued on next page)

Adherex Technologies Inc.

(a development stage company)

Consolidated Statement of Stockholders' Deficiency (continued)

(U.S. dollars and shares in thousands, except per share information)

	Common Stock		Non-redeemable Preferred Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’
	Number	Amount	of Subsidiary	Capital	Income	Stage	(Deficit)/ Equity
Stock options issued to consultants	-	-	-	152	-	-	152
Stock options issued to employees	-	-	-	174	-	-	174
Net income	-	-	-	-	-	(5,163)	(5,163)
Balance at December 31, 2012	25,158	65,952	-	38,391	1,243	(110,543)	(4,957)
Stock options issued to consultants	-	-	-	25	-	-	25
Stock options issued to employees	-	-	-	62	-	-	62
Rights Offering	4,000	838	-	732	-	-	1,570
Net income	-	-	-	-	-	1,845	1,845
Balance at December 31, 2013	29,158	$66,790	$-	$39,210	$1,243	$(108,698)	$(1,455)

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

The Company is a development stage company and during the year ended December 31, 2013, incurred a loss from operations of $1,931. At December 31, 2013, it had an accumulated deficit of $108,698, and had experienced negative cash flows from operating activities since inception in the amount of $87,247. In addition, it had a deficiency in working capital at December 31, 2013 and the Company's operating losses since inception.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the valuation of derivative warrant liability and the valuation of stock based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At December 31, 2013, the Company had $1,663 in cash accounts (2012- $2,303). Money market investments typically have minimal risk; however, in recent years the financial markets have been volatile resulting in concerns regarding money market investments. The Company has not experienced any loss or write-down of its money market investments.

Financial instruments

Financial instruments recognized on the balance sheets at December 31, 2013 and December 31, 2012 consist of cash and cash equivalents, accounts payable, accrued liabilities and derivative liabilities, the carrying values of which, with the exception of the derivative liabilities, approximate fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading. The derivative liabilities are carried at fair value.

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

In November 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-5”), codified as ASC 815-40.  In June 2008, one of the conclusions reached under EITF 07-05 was a consensus that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency. The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock. This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer's functional currency; such as the Company’s outstanding warrants to purchase common stock that were denominated in Canadian dollars. This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), codified as ASC 815-10. SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders' equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133. As a result, the Company’s outstanding warrants denominated in Canadian dollars were not considered to be indexed to its own stock and should therefore be treated as derivative financial instruments and recorded at their fair value as a liability. The Company issued further Canadian dollar denominated warrants on April 30, 2010 and March 29, 2011 and this resulted in warrants being shown as a liability which is marked to market as at December 31, 2013 and December 31, 2012. At December 31, 2013, the derivative liabilities were valued at $2,863 (2012: $6,640) and the unrealized gain on the value of the underlying securities was $3,777 (2012: loss $1,563) for the year ended December 31, 2013.

Revenue recognition

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

Earnings/(Loss) per share

Basic net earnings/(loss) per share is computed by dividing net earnings/(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share is computed using the same method, except the weighted average number shares of common stock outstanding includes convertible debentures, stock options and warrants, if dilutive as determined using the if-converted method and treasury methods. Accordingly, options to purchase 5,319 and warrants to purchase 21,665 shares at December 31, 2013, were not included in earnings per share. These options and warrant were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. In 2012 we incurred a net loss and accordingly none of the options or warrants outstanding, 5,498 and 18,385, respectively, were included in loss per share because their effect would be antidilutive.

Newly adopted accounting pronouncements

In February 2013, the FASB issued ASU 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that companies must report the effect of significant reclassifications out of accumulated comprehensive income on the respective line items in net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity may cross reference to the relevant note disclosure. The Company was required to adopt this ASU in the first quarter for fiscal 2013. The adoption of this standard did not have a significant impact on the Company’s reporting.

Recent accounting pronouncements

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

 3.        Stock options

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the Stock Option Plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 7,290 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. A summary of the stock option transactions, for both the Canadian and U.S. dollar grants, through the year ended December 31, 2013 is below.

The following options granted under the stock option plan are exercisable in Canadian dollars:

		Exercise Price in Canadian Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2011	4,171	0.54-0.81	$0.78
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2012	4,171	0.54-0.81	0.78
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(78)	0.81	0.81
Outstanding at December 31, 2013	4,093	$0.54-0.81	$0.79

Price in Canadian Dollars	# outstanding and exercisable at December 31, 2013	Weighted average remaining life (years)
$0.54	88	4.26
$0.63	303	4.21
$0.81	3,702	3.97
TOTAL	4,093	3.99

The following options granted under the stock option plan are exercisable in U.S. dollars:

		Exercise Price in U.S. Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2011	963	$0.50 - 24.30	$8.51
Granted	1,137	0.15 - 0.56	0.32
Exercised	-	-	-
Forfeited or expired	(773)	5.04 – 24.30	9.92
Outstanding at December 31, 2012	1,327	0.15 - 11.34	0.67
Granted	315	0.24 - 0.98	0.32
Exercised	-	-	-
Forfeited or expired	(11)	5.22 - 10.26	10.14
Outstanding at December 31, 2013	1,631	$0.15-10.26	$0.60

Price in US Dollars	# Outstanding and Exercisable at December 31, 2013	Remaining life (years)
$0.15	33	5.71
$0.18	61	5.45
$0.20	254	5.33
$0.24	250	6.74
$0.32	31	6.71
$0.35	689	5.97
$0.50	94	4.95
$0.56	100	6.05
$0.63	44	4.70
$0.80	25	6.35
$0.98	10	6.47
$1.80	4	1.73
$5.04	7	0.23
$5.22	2	1.42
$7.20	2	0.71
$10.26	12	0.38
$11.34	13	0.13
	1,631	5.73

Stock compensation expense for the fiscal years ended December 31, 2013 and 2012 was $87 and $326 respectively.  These amounts have been included in the general and administrative expenses for the respective periods. The weighted average fair value per share of options granted during the fiscal years ended December 31, 2013 and 2012 was $0.32 and $0.32, respectively. The intrinsic value (being the difference between the share price as at December 31, 2013 and exercise price) of stock options outstanding at December 31, 2013 was NIL.

The fair values of options granted in fiscal years ended December 31, 2013 and 2012 were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected dividend	0%	0%
Risk-free interest rate	1.10-1.73%	1.09–1.26%
Expected volatility	144-175%	118-133%
Expected life	7 years	7 years

The Company uses the historical volatility and adjusts for available relevant market information pertaining to the Company’s share price.

4.      Derivative Liabilities

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

As of December 31, 2013, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $2,015 and $794 respectively (December 31, 2012 – warrants expiring April 30, 2015, fair value of $4,698, March 29, 2016, fair value of $1,847), and the gain on these warrants for the twelve months ended December 31, 2013 was $2,683 and $1,052, respectively (December 31, 2012 - warrants expiring April 30, 2015, loss of $1,026; March 29, 2016, gain of $507). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Gain/(Loss) on Derivative Instruments	Twelve months ended December 31, 2013	Twelve months ended December 31, 2012
Warrant expiring April 15, 2015	2,683	(1,026)
Warrant expiring March 29, 2016	1,052	(507)
Rights offering derivative	-	-
Options to contractors	42	(30)
Total	3,777	(1,563)

During the fiscal year ended December 31, 2011, the Company issued 108 options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13 "Compensation-Stock Compensation (Topic 718):Effect of Denominating the exercise price of a share based payment award in the currency of the market in which the underlying equity security trades", no such exception exists for contractors. These options will be marked to market until the earlier of their expiry or exercise. The fair value of these options at December 31, 2013 and December 31, 2012 was $54 and $96 respectively. The gain for the twelve months ended December 31, 2013 and December 31, 2012 was $42 and a loss of $30 respectively.

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Fair Value Measurement at December 31, 2013
	Quoted Price in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$-	$1,663	$-	$1,663
Liabilities
Derivative liabilities	-	2,863	-	2,863

The Company's financial instruments include cash equivalents and derivative liabilities. Only cash equivalents and derivative liabilities are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company. The warrants are carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions; expected dividend 0%; risk-free interest rate of 1.10%-1.73%; expected volatility of 144% - 175%; and a 1.3 or 2.2 year remaining life. The options also use the Black Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 1.43%-1.46% expected volatility of 154%- 172%; and a 3.9-4.4 year remaining life. The risk free rate was based on Bank of Canada Bond issues of similar term. Expected volatility was estimated by using historical volatility of weekly close share prices for a period equal to the remaining life of the instrument.

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

Equity financings

On November 22, 2013, the Company completed the closing of non-brokered private placement (the “Offering”) of 4,000 units for gross proceeds of US$1,600.  Each unit (a “Unit”) was issued at a price of $0.40 per Unit and consisted of one common share of the Company (the “Common Shares”) and one common share purchase warrant (the “Warrants”). Each Warrant entitles the holder thereof to acquire one Common Share at a price of US$0.50 per share for a period of five years from the date of issuance.

Warrants to Purchase Common Stock

At December 31, 2013, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of $1.44 and a weighted average remaining life of 2.6 years. The Company also had warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $0.50 and a weighted average remaining life of 6.9 years:

Warrant Description (Warrants in thousands)	Common Shares Issuable Upon Exercise of Outstanding Warrants at December 31, 2013	Exercise Price CND/USD	Expiration Date
Investor Warrants (1)	13,337	$1.44 CND	April 30, 2015
Investor Warrants (2)	4,698	$1.44 CND	March 29, 2016
Investor Warrants (3)	4,000	$0.50 USD	November 22, 2020
	22,035

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

7.         Research and Development

Investment tax credits earned as a result of qualifying research and development expenditures and government grants have been applied to reduce research and development expenses as follows:

	Year Ended December 31,	Year Ended December 31,	Cumulative From September 3,1996 to December 31,
	2013	2012	2013
Research and development	$579	$2,075	$69,746
Investment tax credits	-	-	(1,632)
National Research Council grants	-	-	(197)
	$579	$2,075	$67,917

8.      Commitments and Contingencies

LifeSci Advisors, LLC.

The Company has a service agreement with LifeSci Advisors, LLC under which it is required to make several payments over the course of the agreement. LifeSci Advisors, LLC services include, but are not limited to, an investor meeting program and creating a key message platform.

	Less than 1 year	1-3 years	Total
LifeSci Advisors, LLC	55	-	55
Total	$55	$-	$55

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

On February 20, 2013, Adherex terminated the previous exclusive license agreement with OHSU and Oxiquant a wholly owned subsidiary of Adherex, dated September 26, 2002 (the "Previous OHSU Agreement"). Pursuant to the Previous OHSU Agreement, OHSU granted Oxiquant an exclusive worldwide license to intellectual property directed to thiol-based compounds including STS and their use in oncology. In consideration, OHSU was issued 13,902 shares of common stock of Oxiquant that were subsequently converted upon the acquisition of Oxiquant into 21,250 shares of Adherex common stock, and warrants to purchase shares of Adherex common stock that subsequently expired in 2007.

The term of the New OHSU Agreement expires on the date of the last to expire claim(s) covered in the patents licensed to Adherex, unless earlier terminated as provided in the agreement. STS is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States. The New OHSU Agreement is terminable by either Adherex or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Adherex also has the right to terminate the New OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the New OHSU Agreement.

9. Subsequent Events

Exercise of Stock Options

On March 5, 2014, Dr. Tom Spector exercised 150,000 options which were granted to him on November 20, 2012 pursuant to the Company's Amended and Restated Stock Option Plan at an aggregate exercise price of $52,500 or $0.35 per common share. On June 19, 2013 Dr. Spector resigned as Chief Scientific Officer of the Company.

Non-Executive Compensation

On January 24, 2014, the board approved an increase in non-executive compensation from $1,500 per meeting attended to $2,000 per meeting attended for both Chris Rallis and Steven Skolsky. There was no change to the non-cash compensation for Mr. Rallis or Mr. Skolsky.

10.      Income Taxes

The Company operates in both U.S. and Canadian tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows:

	Year Ended December 31,	Year Ended December 31,
	2013	2012
Domestic gain	2,620	(4,397)
Foreign loss	(775)	(766)
Gain before income taxes	1,845	(5,163)

Expected statutory rate (recovery)	26.50%	26.50%
Expected provision for (recovery of) income tax	489	(1,368)
Permanent differences	(977)	489
Change in valuation allowance	230	2,467
Non-refundable investment tax credits	-	-
Effect of foreign exchange rate differences	36	(245)
Effect of change in future enacted tax rates	-	(1,378)
Effect of tax rate changes and other	222	36
Provision for income taxes	$-	$-

The Canadian statutory come tax rate of 26.5 percent is comprised of federal income tax at approximately 15.5 percent and provincial income tax at approximately 11.0 percent.

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2013, December 31, 2012:

	December 31, 2013	December 31, 2012
Future tax assets:
SR&ED expenditures	2,195	2,195
Income tax loss carryforwards	22,220	21,783
Non-refundable investment tax credits	1,719	1,719
Share issue costs	31	25
Accrued expenses	-	-
Fixed and intangible assets	1,006	970
Harmonization credit	-	248
	27,170	26,940
Less: valuation allowance	(27,170)	(26,940)
Net future tax assets	$-	$-

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term.

At December 31, 2013 the Company has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry forwards and non-refundable investment tax credits. The unclaimed amounts and their expiry dates are as listed below:

	Federal	Province/ State
SR&ED expenditures (no expiry)	$8,283	$-
Income tax loss carryforwards (expiry date):
2014	6,089	6,089
2015	11,499	11,499
2021	26	-
2022	233	-
2023	133	-
2024	1,536	1,455
2025	4,795	4,768
2026	20,562	20,496
2027	8,340	8,320
2028	10,840	10,823
2029	8,502	8,502
2030	2,608	2,607
2031	3,377	3,377
2032	3,491	3,491
2033	1,817	1,817
Investment tax credits (expiry date):
2018	10
2019	8
2020	96
2021	55
2022	548
2023	399
2024	178
2025	199
2026	86
2027	90
2028	50

