Form 10-K/A
period 2013-12-31
ADHEREX TECHNOLOGIES INC
filed 2014-04-02
CIK 1211583

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

Explanatory Note

Adherex Technologies Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014 (the “2013 10-K”). The sole purpose of this Amendment No. 1 is to (i) rename Exhibit 10.19 “Form of Subscription Agreement, dated November 15, 2013, between Adherex Technologies Inc. and Manchester” and (ii) file Exhibit 10.19, which was inadvertently omitted from the 2013 10-K. Other than the matters described above, no changes have been made to the 2013 10-K and this Amendment No. 1 does not otherwise amend, update or change the financial statements or disclosures in the 2013 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adherex Technologies Inc.
By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director
Date: April 2, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	April 2, 2014
Rostislav Raykov	(principal executive officer) and Director

/s/ Krysia Lynes	Chief Financial Officer	April 2, 2014
Krysia Lynes	(principal financial officer and principal accounting officer)

/s/ Chris A. Rallis	Director	April 2, 2014
Chris A. Rallis

/s/ Steven D. Skolsky	Director	April 2, 2014
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