Form 10-K/A
period 2013-12-31
ADHEREX TECHNOLOGIES INC
filed 2014-04-08
CIK 1211583

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

Explanatory Note

Adherex Technologies, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014 (the “Form 10-K”). This Amendment is being filed solely to revise the report of the Company’s independent registered public accounting firm contained in Item 8 of the Form 10-K, which inadvertently omitted a reference to the adjustments to retrospectively give effect of the stock split as described in Note 2 and Note 6 to the consolidated financial statements, and to remove the reference to Canadian generally accepted auditing standards.  Other than the matters described above, no changes have been made to the 2013 10-K and this Amendment No. 2 does not otherwise amend, update or change the financial statements or disclosures in the 2013 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adherex Technologies Inc.
By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director
Date: April 8, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	April 8, 2014
Rostislav Raykov	(principal executive officer) and Director

/s/ Krysia Lynes	Chief Financial Officer	April 8, 2014
Krysia Lynes	(principal financial officer and principal accounting officer)

/s/ Chris A. Rallis	Director	April 8, 2014
Chris A. Rallis

/s/ Steven D. Skolsky	Director	April 8, 2014
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

ADHEREX TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Adherex Technologies Inc.

We have audited the accompanying consolidated balance sheets of Adherex Technologies Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended, and cumulatively for the period from September 3, 1996 (date of inception) to December 31, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The Company's financial statements for the period September 3, 1996 (date of inception) to December 31, 2008, before the effects of the adjustments to retrospectively give effect of the stock split as described in Note 2 and Note 6 to the consolidated financial statements, were audited by other auditors whose report, dated March 30, 2009, expressed an unqualified opinion on those statements.  The financial statements for the period September 3, 1996 (date of inception) to December 31, 2008 reflect a net loss of $97,979,000. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

We have also audited the adjustments to the consolidated financial statements for the period from September 3, 1996 (date of inception) to December 31, 2008 to retrospectively give effect of the stock split as described in Note 2 and Note 6 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the financial statements of the Company for the period from September 3, 1996 (date of inception) to December 31, 2008 other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the financial statements for the period from September 3, 1996 (date of inception) to December 31, 2008 taken as a whole.

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

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants
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

The following options granted under the stock option plan are exercisable in Canadian dollars:

		Exercise Price in Canadian Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2011	4,171	0.54-0.81	$0.78
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2012	4,171	0.54-0.81	0.78
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(78)	0.81	0.81
Outstanding at December 31, 2013	4,093	$0.54-0.81	$0.79

Price in Canadian Dollars	# outstanding and exercisable at December 31, 2013	Weighted average remaining life (years)
$0.54	88	4.26
$0.63	303	4.21
$0.81	3,702	3.97
TOTAL	4,093	3.99

The following options granted under the stock option plan are exercisable in U.S. dollars:

		Exercise Price in U.S. Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2011	963	$0.50 - 24.30	$8.51
Granted	1,137	0.15 - 0.56	0.32
Exercised	-	-	-
Forfeited or expired	(773)	5.04 – 24.30	9.92
Outstanding at December 31, 2012	1,327	0.15 - 11.34	0.67
Granted	315	0.24 - 0.98	0.32
Exercised	-	-	-
Forfeited or expired	(11)	5.22 - 10.26	10.14
Outstanding at December 31, 2013	1,631	$$0.15-10.26	$0.60

Price in US Dollars	# Outstanding and Exercisable at December 31, 2013	Remaining life (years)
$0.15	33	5.71
$0.18	61	5.45
$0.20	254	5.33
$0.24	250	6.74
$0.32	31	6.71
$0.35	689	5.97
$0.50	94	4.95
$0.56	100	6.05
$0.63	44	4.70
$0.80	25	6.35
$0.98	10	6.47
$1.80	4	1.73
$5.04	7	0.23
$5.22	2	1.42
$7.20	2	0.71
$10.26	12	0.38
$11.34	13	0.13
	1,631	5.73

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

 9. Subsequent Events

Exercise of Stock Options

On March 5, 2013, Dr. Tom Spector exercised 150,000 options which were granted to him on November 20, 2012 pursuant to the Company’s Amended and Restated Stock Option Plan at an aggregate exercise price of $52,500 or $0.35 per common share. On June 19, 2013 Dr. Spector resigned as Chief Scientific Officer of the Company.

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

