Form 10-Q
period 2014-03-31
ADHEREX TECHNOLOGIES INC
filed 2014-05-15
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, there were 29,307,618 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Interim Condensed Consolidated Balance Sheets

Adherex Technologies Inc.

(a development stage company)

(U.S. Dollars and shares in thousands)

	March 31, 2014	December 31,
	(Unaudited)	2013

Assets

Current assets:
Cash and cash equivalents	$1,338	$1,663
Prepaid expenses	54	81
Other current assets	3	8
Total assets	$1,395	$1,752

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$154	$212
Accrued liabilities	57	132
Derivative instruments (Note 3)	5,518	2,863
Total current liabilities	5,729	3,207

Total liabilities	5,729	3,207

Commitments (see Note 6)

Stockholders' (deficiency) equity:
Common stock, no par value; unlimited shares authorized; 29,308 shares issued and outstanding (2013-29,158)	66,790	66,790
Additional paid-in capital	39,525	39,210
Deficit accumulated during development stage	(111,892)	(108,698)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ (deficiency) equity	(4,334)	(1,455)
Total liabilities and stockholders’ (deficiency) equity	$1,395	$1,752

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

Unaudited Interim Condensed Consolidated Statements of Operations

Adherex Technologies Inc.

(a development stage company)

(U.S. Dollars and shares in thousands, except per share amounts)

			Cumulative
			From
			September 3,
	Three Months Ended		1996 to
	March 31,	March 31,	March 31,
	2014	2013	2014

Revenue	$-	$-	$-

Operating expenses:
Research and development	32	178	69,797
Impairment of capital assets	-	-	386
Gain on deferred lease inducements	-	-	(497)
Acquired in-process research and development	-	-	13,094
General and administrative	505	359	33,933

Loss from operations	(537)	(537)	(116,713)

Other (expense) income :
Settlement of Cadherin litigation	-	-	(1,283)
Interest expense	-	-	(19)
Unrealized loss on derivatives	(2,655)	(3,573)	4,379
Other income	-	-	256
Interest (expense) income and other	(2)	2	2,897
Total other (expense) income, net	(2,657)	(3,571)	6,230

Net loss	$(3,194)	$(4,108)	$(110,483)

Basic and diluted net loss per common share	$(0.11)	$(0.16)
Weighted-average number of common shares outstanding, basic	29,308	25,158
Weighted-average number of common shares outstanding, diluted	29,308	25,158

(The accompanying notes are an integral part of these unaudited interim condensed financial statements.)

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Adherex Technologies Inc.

(a development stage company)

(U.S. Dollars and shares in thousands)

			Cumulative From
	Three Months	Three Months	September 3,
	Ended March 31,	Ended March 31,	1996 to
	2014	2013	March 31, 2014
Cash flows (used in) provided by:
Operating activities:
Net loss	$(3,194)	$(4,108)	$(110,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on derivative	2,655	3,573	(4,379)
Depreciation and amortization	-	-	1,404
Non-cash settlement of Cadherin litigation	-	-	1,187
Unrealized foreign exchange loss	-	-	36
Loss on impairment of capital assets	-	-	386
Amortization of deferred lease inducements	-	-	(412)
Non-cash severance	-	-	168
Stock-based compensation - consultants	129	-	1,202
Stock-based compensation - employees	133	-	10,464
Acquired in-process research and development	-	-	13,094
Changes in operating assets and liabilities	(101)	128	(292)
Net cash used in operating activities	(378)	(407)	(87,625)

Investing activities:
Purchase of capital assets	-	-	(1,440)
Disposal of capital assets	-	-	115
Proceeds from sale of assets	-	-	24
Release of restricted cash	-	-	190
Restricted cash	-	-	(209)
Purchase of short-term investments	-	-	(22,148)
Redemption of short-term investments	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	(166)
Acquired intellectual property rights	-	-	(640)
Net cash used in investing activities	-	-	(1,483)

Financing activities:
Conversion of long-term debt to equity	-	-	68
Long-term debt repayment	-	-	(65)
Capital lease repayments	-	-	(8)
Issuance of units, net of issue costs	53	-	88,066
Registration expense	-	-	(465)
Financing expenses	-	-	(544)
Proceeds from convertible note	-	-	3,017
Other liability repayments	-	-	(87)
Security deposits received	-	-	35
Proceeds from exercise of stock options	-	-	51
Net cash provided by financing activities	53	-	90,068

Effect of exchange rate on cash and cash equivalents	-	-	378
(Decrease) increase in cash and cash equivalents	(325)	(407)	1,338
Cash and cash equivalents - Beginning of period	1,663	2,303	-
Cash and cash equivalents - End of period	$1,338	$1,896	$1,338

(The accompanying notes are an integral part of these unaudited interim condensed financial statements.)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity (Deficiency)

(U.S. dollars and shares in thousands)

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

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)

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

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)

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

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

Adherex Technologies Inc.

(a development stage company)

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)

(U.S. dollars and shares in thousands)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficiency)

Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,815)	(4,926)
Stock options issued to consultants	-	-	-	20	-	-	20
Stock options issued to employees	-	-	-	129	-	-	129
Rights offering	4,697	1,023	-	199	-	(1,250)	(28)
Net income	-	-	-	-	-	4,685	4,685
Balance at December 31, 2011	25,158	65,952	-	38,065	1,243	(105,380)	(120)
Stock options issued to consultants	-	-	-	152	-	-	152
Stock options issued to employees	-	-	-	174	-	-	174
Net income	-	-	-	-	-	(5,163)	(5,163)
Balance at December 31, 2012	25,158	65,952	-	38,391	1,243	(110,543)	(4,957)
Stock options issued to consultants	-	-	-	25	-	-	25
Stock options issued to employees	-	-	-	62	-	-	62
Rights offering	4,000	838	-	732	-	-	1,570
Net income	-	-	-	-	-	1,845	1,845
Balance at December 31, 2013	29,158	66,790	-	39,210	1,243	(108,698)	(1,455)
Stock options issued to consultants	-	-	-	129	-	-	129
Stock options issued to employees	-	-	-	133	-	-	133
Exercise of stock options	150	-	-	53	-	-	53
Net income	-	-	-	-	-	(3,194)	(3,194)
Balance at March 31, 2014	29,308	$66,790	$-	$39,525	$1,243	$(111,892)	$(4,334)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Going Concern

Adherex Technologies Inc. (“Adherex”), a British Columbia corporation together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Adherex Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a development stage biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer. With the exception of Adherex Inc., all subsidiaries are inactive.

These unaudited interim condensed financial statements have been prepared using generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) that are applicable to a going concern which contemplates that Adherex will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is a development stage company and during the three months ended March 31, 2014, incurred a net loss of $3,194 which includes an unrealized non-cash loss of $2,655 on derivative liabilities. At March 31, 2014, it had an accumulated deficit of $111,892, and had experienced negative cash flows from operating activities since inception in the amount of $87,625. In addition, it had a deficiency in working capital at March 31, 2014 and has generated an operating loss since inception.

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

Basis of presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company's audited condensed financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company's accounting policies are consistent with those presented in the audited condensed financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. These unaudited interim condensed financial statements have been prepared in U.S. dollars.

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

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include certain accruals, valuation of derivative warrant liability and the value of stock based compensation. Actual results could differ from those estimates.

In the opinion of management, these unaudited interim condensed financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at March 31, 2014, and to state fairly the results for the periods presented. The most significant estimates included in these financial statements are the derivative instruments described in Note 3. There were significant changes in their valuation during the quarter.

New Accounting Pronouncements Adopted

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," an amendment to FASB Accounting Standards Codification, or "ASC" Topic 740, Income Taxes, or "FASB ASC Topic 740." This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. This accounting guidance did not have a material impact on our condensed financial statements or financial statement disclosures.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2014, the Company had $1,333 in money market investments (December 31, 2013 - $1,635), which typically have minimal risk and $5 in cash of which $2 (as translated to US dollars) was in Canadian dollars. At December 31, 2013, the company held $28 in cash of which $39 (as translated to US dollars) was in Canadian dollars. The Company did not experience any loss or write down of its money market investments for the three-month periods ended March 31, 2014 and 2013, respectively.

3.	Derivative Instruments

Effective January 1, 2009, the Company adopted ASC Topic 815-40, "Derivatives and Hedging" (ASC 815-40). One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency. The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments. ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions: (a) it is indexed to the Company's own stock; and (b) it is classified in stockholders' equity in the Company's statement of financial position. The Company's outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is United States dollars. Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as a liability. All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency, and are included in stockholders' deficiency.

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

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

These warrants have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss) in the Statement of Operations. These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

As of March 31, 2014, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $3,428 and $1,974, respectively (December 31, 2013 – warrants expiring April 30, 2015, fair value of $2,015 and $794 respectively), and the loss on these warrants for the three months ended March 31, 2014 was $1,414 and $1,179, respectively (For the three months ending March 31, 2013 - warrants expiring April 30, 2015 and March 29, 2016, loss of $2,317 and $1,198). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Gain/(Loss) on Derivative Instruments	Three months ended March 31, 2014	Three months ended March 31, 2013
Warrant expiring April 30, 2015	(1,414)	(2,317)
Warrant expiring March 29, 2016	(1,179)	(1,198)
Options to contractors	(62)	(58)
Total	(2,655)	(3,573)

During the fiscal years ended December 31, 2011 and 2010, the Company issued 108 and 86 (respectively) options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13 "Compensation-Stock Compensation (Topic 718): Effect of Denominating the exercise price of a share based payment award in the currency of the market in which the underlying equity security trades", no such exception exists for contractors. These options will be marked to market until the earlier of their expiry or exercise. The fair value of these options at March 31, 2014 and December 31, 2013 was $116 and $54 respectively. The loss for the three months ended March 31, 2014 and March 31, 2013 was $62 and $58 respectively.

4.	Stockholders' Equity

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

Equity Financing

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

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Warrants to purchase common stock

At March 31, 2014, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD$1.44 and a weighted average remaining life of 1.3 years:

Warrant Description	Common Shares Issuable Upon Exercise of Outstanding Warrants at March 31, 2014	Exercise Price CAD/ UDS	Expiration Date
Investor warrants (1)	13,337	$1.44 CAD	April 30, 2015
Investor warrants (2)	4,698	$1.44 CAD	March 29, 2016
Investor warrants (3)	4,000	$0.50 USD	November 22, 2018
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

(3) On November 22, 2013, the Company announced it had completed the closing of a non-brokered private placement (the “Offering”) of 4,000 units, at a price of $0.40 USD per unit for net proceeds of $1,600 USD. Each unit consisted of one common share of the Company (the “Common Shares”) and one common share purchase warrant (the” Warrants”). Each Warrant entitles the holder thereof to acquire on Common Share at a price of US$0.50 per share for a period of five years from the date of issuance.

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the stock option plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 7,327 options are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. During the three month periods ended March 31, 2014 and 2013, the Company recognized total stock-based compensation expense of $262 and $0, respectively.

Valuation assumptions

For the three months ended March 31, 2014, the value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 2.20%; expected volatility of 137%; and a 7 year expected life. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. Since no options were issued for the three months ending March 31, 2013, there are no data presented.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option activity

The following is a summary of option activity for the three months ended March 31, 2014 for stock options denominated in Canadian dollars:

	Number of Options(thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2013	4,093	CAD$	0.79
Granted	-		-
Exercised	-		-
Expired	-		-

Outstanding at March 31, 2014	4,093	CAD$	0.79

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black-Scholes model with the gain or loss reported as unrealized gain (loss).

The following is a summary of option activity for the three months ended March 31, 2014 for stock options denominated in U.S. dollars (all exercisable and fully vested at grant date):

	Number of Options(thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2013	1,631	$0.60
Granted	529	0.53
Exercised	(150)	(0.35)
Expired	-	-

Outstanding at March 31, 2014	2,010	$0.55

5.	Fair Value Measurements

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at March 31, 2014
	Quoted Price in		Significant
	Active Markets		Other	Significant
	for Identical		Observable	Unobservable
	Instruments		Inputs	Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$5	(1)	$1,333	$-	$1,338
Liabilities

Derivative liabilities	-		5,517	-	5,517

TOTAL	$5		$6,850	$-	$6,855

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

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

(1)	Company held $5 in cash of which $2 (as translated to US dollars) was in Canadian funds.

6. Commitments and contingencies

	Less than	1 - 3
	1 year	years	Total
LifeSci Advisors, LLC	$25	$-	$25
Advantar Laboratories, Inc.	42	-	42

Total	$67	$-	$67

LifeSci Advisors, LLC.

The Company has a service agreement with LifeSci Advisors, LLC under which it is required to make several payments over the course of the agreement. LifeSci Advisors, LLC services include, but are not limited to, an investor meeting program and creating a key message platform.

Advantar Laboratories, Inc.

On March 24, 2014, Advantar Laboratories, Inc. was engaged to develop a stability indicating HPLC test method for the determination of assay and impurities in Adherex’s sodium thiosulfate drug product, and; perform qualifications testing to demonstrate the method’s accuracy, precision, linearity and LOD/LOQ. The agreement calls for various payments associated with defined deliverables over the course of one year from the contract’s initiation date. Total fees associated with development of method and documentation is $42. Agreement will automatically extend for one year without written notification by the project Sponsor and Advantar.

Oregon Health & Science University Agreement

On February 20, 2013, Adherex terminated the previous exclusive license agreement with OHSU and Oxiquant a wholly owned subsidiary of Adherex, dated September 26, 2002 (the "Previous OHSU Agreement"). Pursuant to the Previous OHSU Agreement, OHSU granted Oxiquant an exclusive worldwide license to intellectual property directed to thiol-based compounds including Sodium Thiosulfate (“STS") and their use in oncology. In consideration, OHSU was issued 13,902 shares of common stock of Oxiquant that were subsequently converted upon the acquisition of Oxiquant into 21,250 shares of Adherex common stock, and warrants to purchase shares of Adherex common stock that subsequently expired in 2007.

On February 20, 2013, Adherex entered into a new exclusive license agreement with Oregon Health & Science University (“OHSU”) for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including STS and their use in oncology (the "New OHSU Agreement"). OHSU will receive certain milestone payments, a 2.5 percent royalty on net sales for licensed products which can be reduced to 1.0 percent upon a $150 buy down and a 5 percent royalty on any consideration received from sublicensing of the licensed technology. Milestone payment fees payable to OHSU include $100 upon first commercial sale for any licensed product.

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

In the event of his termination with us other than for cause, the Company will pay CEO, Rostislav Raykov, severance compensation equal to 12 months of salary, ($160).

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

7. Subsequent Events

On April 25, 2014, Adherex elected two new members to the board of directors, Adrian Haigh and Dr. Khalid Islam. Both Mr. Haigh and Dr. Islam were granted 400,000 options in accordance with their board service agreements. The new members fill the vacancies left by the departure of Robert Andrade and David Lieberman.

In addition to the options issued to the new board members, on April 25, 2014, the Company granted options to other board members. The following table describes the details of the options granted:

	Grant	Strike	Number of
	Date	Price	Options Granted
Chris Rallis	April 25, 2014	0.77	12,987
Steven Skolsky	April 25, 2014	0.77	12,987
Adrian Haigh	April 25, 2014	0.77	400,000	(1)
Dr. Khalid Islam	April 25, 2014	0.77	400,000	(1)

Total options granted			825,974

(1) Such options shall vest: (i) as to 200,000 Common Shares, on the date of grant; and (ii) as to 200,000 Common Shares, upon and subject to orphan drug approval of STS in the EU, provided that they then remain on the Board at the time of such approval and that they have played a vital or precipitating part in obtaining such EU orphan drug designation, as reasonably determined by non-interested Board members. If the vesting conditions referred to in (ii) above have not occurred by May 31, 2016, the option to acquire the 200,000 common shares referred to in (ii) above shall be terminated and of no further force or effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our annual condensed financial statements, which have been prepared in accordance with generally accepted accounting principles within the United States, or U.S. GAAP, and applicable U.S. Securities and Exchange Commission, or SEC, regulations for financial information. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

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

Patient enrollment has been completed in the Phase III trial of STS conducted by the Children's Oncology Group. The final results of the study are expected to be presented in the second quarter of 2014. The International Childhood Liver Tumour Strategy Group, known as SIOPEL study is continuing to enroll patients. Interim safety data are expected to be presented in the second quarter of 2014. Each of these trials is managed by SIOPEL and the Children’s Oncology Group, respectively, and each group is responsible for the costs of the trial. We continue to hold STS patents and our responsibility in the testing is limited to providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The SIOPEL trial is expected to enroll approximately 100 pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide. The Company's Children Oncology Group study completed enrollment of 135 patients during the first quarter of 2012. The SIOPEL trial has enrolled 103 patients as of March 14, 2014.

Eniluracil was previously under development by GlaxoSmithKline (“GSK”). GSK advanced Eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GSK terminated further development. We developed a hypothesis as to why the GSK Phase III trials were not successful and licensed the compound from GSK in July 2005. We believe that Eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. Adherex completed the enrollment of a Phase II trial comparing Eniluracil/5-FU/leucovorin vs. capecitabine in metastatic breast cancer patients at the end of 2012 after having enrolled 153 patients. After the completion of enrollment and with preliminary results of the trial, Adherex had an End-of-Phase 2 meeting with the FDA on May 22, 2013 to discuss the potential further development of Eniluracil. During the meeting, Adherex reviewed the opportunity that Eniluracil offers to Metastatic Breast Cancer (MBC) patients who had rapid disease progression on capecitabine.  Adherex proposed a small pivotal single arm clinical study addressing the special ability of Eniluracil/5-FU/leucovorin to meet the medical needs of these patients. However, the FDA strongly recommended that Adherex consider other larger clinical trial design alternatives for the future development of Eniluracil in MBC. We believe that it would be in the best interests of our shareholders and the cancer community to focus on seeking a partnership for Eniluracil, which may include the Company evaluating viable indications for Eniluracil other than MBC.  Data from the Phase 2 trial was published in a scientific journal.

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated a net loss of approximately $3.2 million for the three months ended March 31, 2014 and generated net losses of $4.1 million for the three months ended March 31, 2013 (as a result of a non-cash loss on derivatives of $2.7 million and $3.6 million for the three months ending March 31, 2014 and 2013, respectively). As of March 31, 2014, our deficit accumulated during development stage was approximately $111.9 million.

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

Results of Operations

Three months ended March 31, 2014 versus three months ended March 31, 2013:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	March 31, 2014%		March 31, 2013%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	32	6%	178	33%	(146)
General and administration	505	94%	359	67%	146
Total operating expenses	537	100%	537	100%	-

Loss from operations	(537)		(537)		-

Unrealized gain/(loss) on derivatives	(2,655)		(3,573)		918
Interest and other (loss) / income	(2)		2		(4)
Net gain/(loss) and total comprehensive gain/(loss)	$(3,194)		$(4,108)		$914

There was a significant decrease in research and development expenses for the three months ended March 31, 2014 as compared to the same period in 2013 due to the winding down of the Phase II Eniluracil trial. Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period.

The Company recorded an unrealized loss on derivatives of $2,655 in the three months ended March 31, 2014 compared to an unrealized loss of $3,573 in the three months ended March 31, 2013. These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through March 31, 2014, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

		Basic & Diluted
	Net (Loss)/Income	Net (Loss)/Income
Period	for the Period	per Common Share
June 30, 2012	$(602)	$(0.02)
September 30, 2012	$(764)	$(0.03)
December 31, 2012	$(6,511)	$(0.26)
March 31, 2013	$(4,108)	$(0.16)
June 30, 2013	$6,607	$0.26
September 30, 2013	$(1,766)	$(0.07)
December 31, 2013	$1,112	$(0.04)
March 31, 2014	$(3,194)	$(0.11)

Liquidity and Capital Resources

Dollars in thousands	March 31, 2014	December 31, 2013
Selected Asset and Liability Data:
Cash and cash equivalents	1,338	1,663
Other current assets	56	89
Capital assets	-	-
Current liabilities excluding derivative warrant liabilities	211	344
Derivative warrant liability	5,517	2,863
Long term liabilities	-	-
Working capital(1)	1,183	1,408

Selected Equity:
Common Stock	66,790	66,790
Accumulated deficit	(111,892)	(108,698)
Stockholders' (deficit)	(4,334)	(1,455)

(1)	[Current Assets - Current Liabilities excluding derivative liability]

Cash and cash equivalents were $1,663 at December 31, 2013 and $1,338 at March 31, 2014. The decrease of approximately $325 is attributable to the Company's operating expenses.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $90.1 million through March 31, 2014. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of $111,892 at March 31, 2014. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the three months ended March 31, 2014 was $378, as compared to $407 during the same period in 2013. This decrease is due to decreased research and development expenses incurred from the Phase II Eniluracil trial. Net cash provided by financing activities for the three months ended March 31, 2014 was $53 compared to $0 for the three months ended March 31, 2013. The $53 of net financing cash represented the aggregate exercise price paid in connection with 150 options being exercised to purchase common shares on March 5, 2014.

Outstanding Share Information

The outstanding share data for our company as of March 31, 2014 (in thousands):

March 31, 2014
Common shares	29,308
Warrants	22,035
Stock options	6,103

Total	57,446

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2014, we had approximately $1.33 million in cash accounts. We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2014 and 2013, respectively.

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

Research and development expenses totaled $0.03 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

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

Our accounting policies are consistent with those presented in our annual condensed financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

At March 31, 2014, we had approximately $1,333 in money market investments which typically have minimal market risk. We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2014 and 2013.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe, Russia and the Pacific Rim. To date, we have not employed the use of derivative instruments to hedge our exposure to changes in currency exchange rates; however, we do hold Canadian dollars which we use to pay certain research and other corporate obligations conducted in Canada. At March 31, 2014, we held approximately $2 Canadian dollars.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified one material weaknesses in our internal control over financial reporting, as described in further detail below.

Our management has identified a control deficiency because we lack sufficient staff to segregate accounting duties. We believe the control deficiency results primarily because we have one full time individual performing all accounting and financial reporting duties. As a result, we do not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual condensed financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

To finance our continuing operations, we will need to raise additional funds beyond those from our private placement in November 2013 and, as disclosed elsewhere in this report, there remains substantial uncertainty of our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations. Once we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

None. Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2014 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: May 15, 2014	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 15, 2014	By:	/s/ Krysia Lynes
Krysia Lynes
Chief Financial Officer
(principal financial and chief accounting officer)

