Form 10-Q
period 2014-06-30
ADHEREX TECHNOLOGIES INC
filed 2014-08-11
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, there were 29,580,753 shares of Adherex Technologies Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Interim Condensed Consolidated Balance Sheets

Adherex Technologies Inc.

(a development stage company)

(U.S. Dollars and shares in thousands)

	June 30, 2014	December 31,
	(Unaudited)	2013

Assets

Current assets:
Cash and cash equivalents	$1,015	$1,663
Prepaid expenses	25	81
Other current assets	9	8
Total assets	$1,049	$1,752

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$335	$212
Accrued liabilities	36	132
Derivative instruments (Note 3)	5,336	2,863
Total current liabilities	5,707	3,207

Total liabilities	5,707	3,207

Commitments (see Note 6)

Stockholders' (deficit) equity:
Common stock, no par value; unlimited shares authorized;	66,790	66,790
29,538 shares issued and outstanding (2013 - 29,158
Additional paid-in capital	39,951	39,210
Deficit accumulated during development stage	(112,642)	(108,698)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ (deficit) equity	(4,658)	(1,455)
Total liabilities and stockholders’ (deficit) equity	$1,049	$1,752

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

Unaudited Interim Condensed Consolidated Statements of Operations

Adherex Technologies Inc.

(a development stage company)

(U.S. Dollars and shares in thousands, except per share amounts)

					Cumulative
					From
					September 3,
	Three Months Ended		Six Months Ended		1996 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	72	554	104	732	69,869
Impairment of capital assets	-	-	-	-	386
Gain on deferred lease inducements	-	-	-	-	(497)
Acquired in-process research and development	-	-	-	-	13,094
General and administrative	858	373	1,363	732	34,791

Loss from operations	(930)	(927)	(1,467)	(1,464)	(117,643)

Other (expense) income :
Settlement of Cadherin litigation	-	-	-	-	(1,283)
Interest expense	-	-	-	-	(19)
Unrealized gain/(loss) on derivatives	181	7,535	(2,474)	3,962	4,560
Other income/(loss)	(4)	2	(4)	2	252
Interest (expense) income and other	3	(3)	1	(1)	2,900
Total other (expense) income, net	180	7,534	(2,477)	3,963	6,410

Net income/(loss)	$(750)	$6,607	$(3,944)	$2,499	$(111,233)

Basic and diluted net income/(loss) per
common share	$(0.03)	$0.26	$(0.13)	$0.10
Weighted-average number of common shares
outstanding, basic	29,538	25,158	29,538	25,158
Weighted-average number of common shares
outstanding, diluted	29,538	25,639	29,538	25,714

(The accompanying notes are an integral part of these unaudited interim condensed financial statements.)

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Adherex Technologies Inc.

(a development stage company)

(U.S. Dollars and shares in thousands)

					Cumulative
					From
	Three Months Ended		Six Months Ended		September 3,
	June 30,	June 30,	June 30,	June 30,	1996 to
	2014	2013	2014	2013	June 30, 2014
Cash flows (used in) provided by:
Operating activities:
Net income/(loss)	$(750)	$6,607	$(3,944)	$2,499	$(111,233)
Adjustments to reconcile net loss to net cash
used in operating activities:
Unrealized (gain)/loss on derivatives	(181)	(7,535)	2,474	(3,962)	(4,560)
Depreciation and amortization	-	-	-	-	1,404
Non-cash settlement of Cadherin litigation	-	-	-	-	1,187
Unrealized foreign exchange loss	-	-	-	-	36
Loss on impairment of capital assets	-	-	-	-	386
Amortization of deferred lease inducements	-	-	-	-	(412)
Non-cash severance	-	-	-	-	168
Stock-based compensation - consultants	-	-	129	-	1,202
Stock-based compensation - employees	339	29	472	29	10,803
Acquired in-process research and development	-	-	-	-	13,094
Changes in operating assets and liabilities	182	10	81	138	(110)
Net cash used in operating activities	(410)	(889)	(788)	(1,296)	(88,035)

Investing activities:
Purchase of capital assets	-	-	-	-	(1,440)
Disposal of capital assets	-	-	-	-	115
Proceeds from sale of assets	-	-	-	-	24
Release of restricted cash	-	-	-	-	190
Restricted cash	-	-	-	-	(209)
Purchase of short-term investments	-	-	-	-	(22,148)
Redemption of short-term investments	-	-	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	-	-	(166)
Acquired intellectual property rights	-	-	-	-	(640)
Net cash used in investing activities	-	-	-	-	(1,483)

Financing activities:
Conversion of long-term debt to equity	-	-	-	-	68
Long-term debt repayment	-	-	-	-	(65)
Capital lease repayments	-	-	-	-	(8)
Issuance of units/shares, net of issue costs	87	-	140	-	88,153
Registration expense	-	-	-	-	(465)
Financing expenses	-	-	-	-	(544)
Proceeds from convertible note	-	-	-	-	3,017
Other liability repayments	-	-	-	-	(87)
Security deposits received	-	-	-	-	35
Proceeds from exercise of stock options	-	-	-	-	51
Net cash provided by financing activities	87	-	140	-	90,155

Effect of exchange rate on cash and cash
equivalents	-	-	-	-	378
(Decrease) increase in cash and cash
equivalents	(323)	(889)	(648)	(1,296)	1,015
Cash and cash equivalents - Beginning of period	1,338	1,896	1,663	2,303	-
Cash and cash equivalents - End of period	$1,015	$1,007	$1,015	$1,007	$1,015

(The accompanying notes are an integral part of these unaudited interim condensed financial statements.)

Unaudited Interim Condensed Consolidated Statements of Stockholders' (Deficit) Equity

Adherex Technologies Inc.

(a development stage company)

(U.S. dollars and shares in thousands)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficit)

Balance at September 3, 1996	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	89	-	-	-	-	-	-
Net loss	-	-	-	-	-	(37)	(37)
Balance at June 30, 1997	89	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(398)	(398)
Balance at June 30, 1998	89	-	-	-	-	(435)	(435)
Exchange of Adherex Inc. shares for
Adherex Technologies Inc. shares	(89)	-	-	-	-	-	-
Issuance of common stock	239	1,615	-	-	-	-	1,615
Cumulative translation adjustment	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(958)	(958)
Balance at June 30, 1999	239	1,615	-	-	20	(1,393)	242
Issuance of common stock	16	793	-	-	-	-	793
Issuance of equity rights	-	-	-	171	-	-	171
Issuance of special warrants	-	-	-	255	-	-	255
Settlement advances:
Issuance of common stock	16	175	-	-	-	-	175
Cancellation of common stock	(7)	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	16	-	16
Net loss	-	-	-	-	-	(1,605)	(1,605)
Balance at June 30, 2000	264	2,583	-	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering ("IPO")	74	5,727	-	-	-	(38)	5,689
Other	5	341	-	-	-	-	341
Issuance of special warrants	-	-	-	1,722	-	-	1,722
Conversion of special warrants	30	1,977	-	(1,977)	-	-	-
Issuance of Series A special warrants	-	-	-	4,335	-	-	4,335
Conversion of Series A special
warrants	69	4,335	-	(4,335)	-	-	-
Conversion of equity rights	4	171	-	(171)	-	-	-
Cumulative translation adjustment	-	-	-	-	182	-	182
Net loss	-	-	-	-	-	(2,524)	(2,524)
Balance at June 30, 2001	446	15,134	-	-	218	(5,560)	9,792
Cumulative translation adjustment	-	-	-	-	11	-	11
Net loss	-	-	-	-	-	(3,732)	(3,732)
Balance at June 30, 2002	446	15,134	-	-	229	(9,292)	6,071

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

Unaudited Interim Condensed Consolidated Statements of Stockholders' (Deficit) Equity (Continued)

Adherex Technologies Inc.

(a development stage company)

(U.S. dollars and shares in thousands)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficit)

Balance at June 30, 2002	446	15,134	-	-	229	(9,292)	6,071
Common stock issued for Oxiquant
acquisition	446	11,077	-	543	-	-	11,620
Exercise of stock options	1	4	-	-	-	-	4
Distribution to shareholders	-	-	-	-	-	(158)	(158)
Stated capital reduction	-	(9,489)	-	9,489	-	-	-
Stock options issued to consultants	-	-	-	4	-	-	4
Equity component of June convertible
notes	-	-	-	1,058	-	-	1,058
Financing warrants	-	-	-	53	-	-	53
Cumulative translation adjustment	-	-	-	-	(159)	-	(159)
Net loss	-	-	-	-	-	(17,795)	(17,795)
Balance at June 30, 2003	893	16,726	-	11,147	70	(27,245)	698
Stock options issued to consultants	-	-	-	148	-	-	148
Repricing of warrants related to
financing	-	-	-	18	-	-	18
Equity component of December
convertible notes	-	-	-	1,983	-	-	1,983
Financing warrants	-	-	-	54	-	-	54
Conversion of June convertible notes	96	1,216	-	(93)	-	-	1,123
Conversion of December convertible
notes	60	569	-	(398)	-	-	171
Non-redeemable preferred stock	-	-	1,045	-	-	-	1,045
December private placement	640	8,053	-	5,777	-	-	13,830
May private placement	259	6,356	-	2,118	-	-	8,474
Exercise of stock options	1	23	-	-	-	-	23
Amalgamation of 2037357 Ontario Inc.	44	660	(1,045)	363	-	-	(22)
Cumulative translation adjustment	-	-	-	-	(219)	-	(219)
Net loss	-	-	-	-	-	(6,872)	(6,872)
Balance at June 30, 2004	1,993	33,603	-	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	-	-	-	39	-	-	39
Stock options issued to employees	-	-	-	604	-	-	604
Cost related to SEC registration	-	(493)	-	-	-	-	(493)
Acquisition of Cadherin Biomedical
Inc.	37	1,252	-	-	-	-	1,252
Cumulative translation adjustment	-	-	-	-	1,392	-	1,392
Net loss - six months ended December
31, 2004	-	-	-	-	-	(6,594)	(6,594)
Balance at December 31, 2004	2,030	34,362	-	21,760	1,243	(40,711)	16,654

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

Unaudited Interim Condensed Consolidated Statements of Stockholders' (Deficit) Equity (Continued)

Adherex Technologies Inc.

(a development stage company)

(U.S. dollars and shares in thousands)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficit)

Balance at December 31, 2004	2,030	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	1	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	337	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	2,368	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	431	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	2,799	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	4,209	17,842	-	5,379	-	-	23,221
Exercise of warrants	116	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	7,124	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	7,124	64,929	-	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net income	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	7,124	64,929	-	35,225	1,243	(100,991)	406
Stock options issued to consultants	-	-	-	53	-	-	53
Stock options issued to employees	-	-	-	2,439	-	-	2,439
April financing	13,337	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,824)	(7,824)
Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,815)	(4,926)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

Unaudited Interim Condensed Consolidated Statements of Stockholders' (Deficit) Equity (Continued)

Adherex Technologies Inc.

(a development stage company)

(U.S. dollars and shares in thousands)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficit)

Balance at December 31, 2010	20,461	64,929	-	37,717	1,243	(108,815)	(4,926)
Stock options issued to consultants	-	-	-	20	-	-	20
Stock options issued to employees	-	-	-	129	-	-	129
Rights offering	4,697	1,023	-	199	-	(1,250)	(28)
Net income	-	-	-	-	-	4,685	4,685
Balance at December 31, 2011	25,158	65,952	-	38,065	1,243	(105,380)	(120)
Stock options issued to consultants	-	-	-	152	-	-	152
Stock options issued to employees	-	-	-	174	-	-	174
Net loss	-	-	-	-	-	(5,163)	(5,163)
Balance at December 31, 2012	25,158	65,952	-	38,391	1,243	(110,543)	(4,957)
Stock options issued to consultants	-	-	-	25	-	-	25
Stock options issued to employees	-	-	-	62	-	-	62
Rights offering	4,000	838	-	732	-	-	1,570
Net income	-	-	-	-	-	1,845	1,845
Balance at December 31, 2013	29,158	66,790	-	39,210	1,243	(108,698)	(1,455)
Stock options issued to consultants	-	-	-	129	-	-	129
Stock options issued to employees	-	-	-	133	-	-	133
Exercise of stock options	150	-	-	53	-	-	53
Net loss	-	-	-	-	-	(3,194)	(3,194)
Balance at March 31, 2014	29,308	66,790	-	39,525	1,243	(111,892)	(4,334)
Stock options issued to employees	-	-	-	339	-	-	339
Exercise of stock options	230	-	-	87	-	-	87
Net loss	-	-	-	-	-	(750)	(750)
Balance at June 30, 2014	29,538	$66,790	$-	$39,951	$1,243	$(112,642)	$(4,658)

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

The Company is a development stage company and during the six months ended June 30, 2014, incurred a net loss of $3,944 which includes an unrealized non-cash loss of $2,474 on derivative liabilities. At June 30, 2014, it had an accumulated deficit of $112,642, and had experienced negative cash flows from operating activities since inception in the amount of $88,035 and has generated an operating loss since inception.

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

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption was not appropriate.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited condensed consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company's accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. These unaudited interim consolidated financial statements have been prepared in U.S. dollars.

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

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In the opinion of management, these unaudited interim condensed financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at June 30, 2014, and to state fairly the results for the periods presented. The most significant estimates included in these financial statements are the derivative instruments described in Note 3. There were significant changes in their valuation during the quarter ended, and for the six-month period ended June 30, 2014.

New Accounting Pronouncements

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

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we expect to adopt for the fiscal year ending December 31, 2014. Subsequent to the adoption of ASU 2014-10, the Company will no longer present inception-to-date information in our statements of operations, cash flows, and stockholders’ equity.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2017. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2014, the Company had $976 in money market investments (December 31, 2013 - $1,635), which typically have minimal risk and $39 in cash, of which, all was in Canadian dollars (as translated to US dollars). At December 31, 2013, the company held $28 in cash of which $39 (as translated to US dollars) was in Canadian dollars. The Company did not experience any loss or write down of its money market investments for the three and six-month periods ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $2,726 and $2,408, respectively (December 31, 2013 – warrants expiring April 30, 2015, fair value of $2,015 and $794 respectively). There was a gain on the warrants expiring April 30, 2015 of $702 and a loss on these warrants expiring March 29, 2016 of $435 for the three months ended June 30, 2014, (for the three months ending June 30, 2013 - warrants expiring April 30, 2015 and March 29, 2016, gain of $5,286 and $2,147). The unrealized loss on the warrants expiring April 30, 2015 and March 29, 2016 for the six months ended June 30, 2014 was $711 and $1,615, respectively (for the six months ended June 30, 2013 – warrants expiring April 30 , 2015 and March 29, 2016, gain of $2,969 and $949, respectively). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

	Three months ended	Three months ended
Gain/(Loss) on Derivative Instruments	June 30, 2014	June 30, 2013
Warrants expiring April 30, 2015	(2,687)	5,286
Change in valuation from June 30, 2014 exchange(1)	3,389	-
Warrants expiring March 29, 2016	(1,886)	2,147
Change in valuation from June 30, 2014 exchange(1)	1,451	-
Options to contractors	(86)	102
Gain/(loss) on Derivative Instruments	181	7,535

	Six months ended	Six months ended
Gain/(Loss) on Derivative Instruments	June 30, 2014	June 30, 2013
Warrants expiring April 30, 2015	(4,100)	2969
Change in valuation from June 30, 2014 exchange(1)	3,389	0
Warrants expiring March 29, 2016	(3,066)	949
Change in valuation from June 30, 2014 exchange(1)	1,451	0
Options to contractors	(148)	44
Gain/(loss) on Derivative Instruments	(2,474)	3,962

(1)On May 28, 2014, by majority vote, the shareholders approved a warrant exchange for holders of warrants expiring April 30, 2015 and March 29, 2016 (the “Existing (or Eligible) Warrants”). On June 30, 2014, the Company made a Tender Offer to all Eligible Warrant holders to be exchanged for “New Warrants”. As a condition of the November private placement, two existing holders of Eligible Warrants were obligated to participate in the exchange. As a result of the Tender Offer, all Eligible Warrants were valued at June 30, 2014.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Based on review of the terms of the 2010 Warrants and 2011 Warrants and the New Warrants including the term, the exercise price, and the number of shares of common to be issued upon exercise, it was determined that the Existing Warrants provided the highest and best use value from the perspective of the warrant holders. For the warrant holders that were subject to the mandatory exchange, the fair value of the warrants were calculated using the assumptions and terms of the New Warrants. For the remaining warrant holders, the fair value of the Existing Warrants was utilized as we assumed they would reject the exchange offer. The Black-Scholes Model was utilized to calculate the fair value of the Existing Warrants and New Warrants as of June 30, 2014 for the warrants expiring on April 30, 2015 and March 30, 2016.

During the fiscal years ended December 31, 2011 and 2010, the Company issued 108 and 86 (respectively) options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13 "Compensation-Stock Compensation (Topic 718): Effect of Denominating the exercise price of a share based payment award in the currency of the market in which the underlying equity security trades", no such exception exists for contractors. These options will be marked to market until the earlier of their expiry or exercise. All Canadian denominated options issued to contractors fully vest at issuance and expire seven years from date of issuance. The fair value of these options at June 30, 2014 and December 31, 2013 was $202 and $54 respectively. The loss for the three and six-months ended June 30, 2014 was $86 and $148 respectively, whereas there was a gain for the three and six month ended June 30, 2013 of $102 and $44 respectively.

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

Warrants to purchase common stock

At June 30, 2014, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD$1.44 and a weighted average remaining life of 1.1 years:

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Warrant Description	Common Shares Issuable Upon Exercise of Outstanding Warrants at June 30, 2014	Exercise Price CAD/ UDS	Expiration Date

Investor warrants (1)	13,337	$1.44 CAD	April 30, 2015
Investor warrants (2)	4,698	$1.44 CAD	March 29, 2016
Investor warrants (3)	4,000	$0.50 USD	November 22, 2018
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

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the stock option plan from a fixed number of 20,000 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 7,385 options are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. During the three and six-month periods ended June 30, 2014, the Company recognized total stock-based compensation expense of $339 and $472, respectively. During the three and six-month periods ending June 30, 2013, the Company recognized total stock based compensation expense of $29 and $29, respectively.

Valuation assumptions

The value of options granted in the three months ended June 30, 2014 and June 30, 2013, respectively were estimated using the Black-Scholes option pricing model, using the following assumptions: expected dividend 0% and 0%, respectively; risk-free interest rate of 2.1-2.3% and 1.2-1.32%, respectively; expected volatility of 136-138% and 159-163%, respectively; and a 7 year expected life. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option activity

The following is a summary of Canadian dollar denominated option activity for the six months ended June 30, 2014.

	Number of Options(thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2013	4,093	CAD$0.79
Granted	-	-
Exercised	(51)	CAD$0.63
Expired	-	-
Outstanding at June 30, 2014	4,042	CAD$0.79

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black-Scholes model with the gain or loss reported as unrealized gain (loss).

Upon exercise of those options denominated in Canadian dollars and treated as derivative liabilities the Company re-measures the derivative liability prior to exercise and records a gain or loss accordingly. Then, on the exercise date the Company extinguishes the derivative liability into additional paid in capital and records the cash received and the shares issued into common stock and additional paid in capital accordingly. There were no exercises of Canadian dollar denominated options treated as derivative liabilities during the three-month or six-month period ended June 30, 2014.

The following is a summary of option activity for the six months ended June 30, 2014 for stock options denominated in U.S. dollars (all exercisable and fully vested at grant date):

	Number of Options(thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2013	1,631	$0.60
Granted(1)	1,363	0.68
Exercised	(329)	0.34
Expired	(24)	10.84
Outstanding at June 30, 2014	2,641	$0.54

(1) Includes 400,000 of options granted to board members Dr. Khalid Islam and Adrian Haigh (200,000 each). These are performance based options for Dr. Islam and Mr. Haigh which vest subject to orphan drug approval of STS in the EU, provided that they then remain on the Board at the time of such approval and that they have played a vital or precipitating part in obtaining such EU orphan drug designation, as reasonably determined by non-interested Board members. If the vesting conditions referred to in (ii) above have not occurred by May 31, 2016, the option to acquire the 200,000 Common Shares referred to in (ii) above shall be terminated and of no further force or effect.

The Company will amortize the expense of these performance based options over the vesting period. The company will re-measure the value of these performance based options at each balance sheet date and adjust the expense amortized accordingly. This will continue until the date of vesting, expiration or forfeiture.

5.	Fair Value Measurements

The Company has adopted the Fair Value Measurements and Disclosure Topic of the FASB, ASC 820. This Topic applies to certain assets and liabilities that are being measured and reported on a fair value basis. The Fair Value Measurements Topic defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. This Topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Topic requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at June 30, 2014
	Quoted Price in Active Markets		Significant Other	Significant
	for Identical Instruments		Observable Inputs	Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$39	(1)	$976	$-	$1,015
Liabilities
Derivative liabilities	-		5,336	-	5,336
TOTAL	$39		$6,312	$-	$6,351

The Company's financial instruments include cash equivalents and derivatives. Only cash and cash equivalents and derivatives are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company.

(1) Company held $39 in cash, all of which was in Canadian funds (as translated to US dollars).

6.	Commitments and contingencies

Oregon Health & Science University (“OHSU”) Agreement

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

On February 20, 2013, Adherex entered into a new exclusive license agreement with OHSU for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including STS and their use in oncology (the "New OHSU Agreement"). OHSU will receive certain milestone payments, a 2.5 percent royalty on net sales for licensed products which can be reduced to 1.0 percent upon a $150 discretionary payment from Adherex and 5 percent on any consideration received from sublicensing of the licensed technology. Milestone payment fees payable to OHSU include $100 upon first commercial sale for any licensed product.

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

Executive Severance

In the event of his termination with us other than for cause, the Company will pay CEO, Rostislav Raykov, severance compensation equal to 12 months of salary, ($160).

Adherex Technologies Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

7.	Subsequent Events

Warrant Exchange

On May 28, 2014, by majority vote the shareholders approved a warrant exchange, offering holders of warrants originally issued by the Company on or about April 30, 2010 and March 29, 2011 the opportunity to exchange 180 warrants for one new warrant to purchase one share of common stock at a lower exercise price. Each 18 warrants eligible to participate in the exchange currently entitle the holder thereof to purchase one share of the Company’s common stock at an exercise price of CAD$1.44. The new warrants issued in the exchange will entitle the holder thereof to purchase one share of the Company’s common stock at an exercise price of USD$0.50. Other than described above, the new warrants will have the same terms (including the same expiration date) as the warrants that are exchanged. The offer to exchange eligible warrants for new warrants will expire on July 29, 2014, unless extended to a later date by the Company. Some of the warrants eligible to participate in the exchange are listed on the Toronto Stock Exchange and trade under the symbol AHX.WT. The Company does not intend to list the new warrants on any securities exchange.

The results of the warrant exchange were as follows:

Warrant Issue	Number of Warrants	Price
Issued April 30, 2010	13,337	CND$1.44
Warrants submitted for exchange	9,416	CND$1.44
Remaining original warrants post exchange	3,921	CND$1.44
Resulting New Warrants (exchanged 10:1)	942	USD$0.50

Issued March 29, 2011	4,698	CND$1.44
Warrants submitted for exchange	2,234	CND$1.44
Remaining original warrants post exchange	2,464	CND$1.44
Resulting New Warrants (exchanged 10:1)	223	USD$0.50

Three for One Reverse Share Split

On May 28, 2014, by majority vote, the shareholders approved a 1-for-3 reverse stock split, or “Share Consolidation”, that is expected to become effective in the third quarter of 2014. This Share Consolidation will affect all of the Company’s common shares, stock options and warrants outstanding at the effective date. The Company will retroactively adjust its financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis.

Name Change

As a condition of the November 2013 private placement funding, a resolution was proposed to change the name of the Company. On May 28, 2014, by majority vote, the shareholders approved a resolution authorizing an amendment to the Articles of Incorporation (the “Charter Amendment”) to change our name to “Fennec Pharmaceuticals, Inc.”. We anticipate the Charter Amendment will be implemented in the third quarter of 2014.

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

Overview

Exchange Listing

In December 2008, we received notice from the American Stock Exchange that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we incurred losses from continued operation and net losses in the five most recent fiscal years. On January 29, 2009, we voluntarily filed to delist our common stock from the American Stock Exchange and effective January 29, 2009 our common stock was no longer traded on the American Stock Exchange. As a result, any trading of our common stock in the U.S. must now be conducted in the over-the-counter markets. Our common stock continues to trade on the Toronto Stock Exchange. The Toronto Stock Exchange also has continuing listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations. On September 18, 2012, the Toronto Stock Exchange issued an official delisting review of our common stock. On January 7, 2013, the Toronto Stock Exchange announced that it had completed its review of the common shares of the Company and had determined that the Company meets TSX's continuing listing requirements.

Clinical Research and Trials

The primary drug candidate under study by the company is STS. In children receiving cisplatin chemotherapy for cancer, there is a high risk of permanent neurological hearing loss. Our studies are designed to evaluate whether STS protects against the hearing loss without diminishing the effectiveness of the cisplatin in treating the cancer.

Children’s Oncology Group

The Phase III trial of STS conducted by the Children's Oncology Group has been completed. The final results of the study were presented at the 2014 American Society of Clinical Oncology (“ASCO”) Annual Meeting. The primary endpoint was to evaluate the efficacy of STS for prevention of hearing loss in children receiving cisplatin chemotherapy (hypothesis: 50% relative reduction in hearing loss). Other secondary endpoints included: compare change in mean hearing thresholds, compare incidence of other Grade 3/4 toxicities (renal and hematological), monitor Event Free Survival (EFS) and Overall Survival (OS) in two groups of patients. 126 eligible subjects were enrolled with germ cell tumor (32), osteosarcoma (30), neuroblastoma (26), medulloblastoma (26), hepatoblastoma (7) or other (5). Of these 104 subjects (64 male and 29 less than 5 years old) were evaluable for the primary endpoint.

Subjects were randomized either to no treatment (control) or treatment with STS 16 grams/m2 IV over 15 minutes commencing 6 hours after each cisplatin dose. Hearing was measured using standard audiometry for age and data were reviewed centrally using American Speech-Language-Hearing Association criteria. The proportion of subjects with hearing loss assessed at 4 weeks post the final cisplatin dose (primary endpoint) and EFS/OS (log-rank test, 2-year cumulative estimates and Cox proportional hazards model) were compared between the two groups.

Study Results

The proportion of hearing loss for STS vs. Control was 28.6% (14/49) vs. 56.4% (31/55), respectively (p=0.004).

Including all 126 subjects at median post-enrollment follow-up of 2.9 years for censored patients, EFS for STS vs. Control was 61.2% vs. 69.9% (p=0.31); OS was 77.0% vs. 88.9% (p=0.029).

A subset analysis by extent of disease determined post hoc was performed: For subjects with localized disease, EFS for STS (N=40) vs. Control (N=38) was 72.5% vs. 68.3% (p=0.94); HR (hazard ratio) 1.03 (p=0.94); OS was 89.0% vs. 89.5% (p=0.48); HR 1.58 (p=0.48). For those with disseminated (metastatic) disease, EFS for STS (N=21) vs. Control (N=26) was 41.6% vs. 72.5% (p=0.085); HR 2.13 (p=0.092); OS was 55.9% vs. 88.1% (p=0.011); HR 3.97 (p=0.019).

Preliminary Conclusions

STS protects against cisplatin-induced hearing loss in children, especially for those younger than 5 years old. In this study, use of STS did not result in lower EFS/OS in patients with localized disease. However, the lower survival among those with disseminated disease raises the concern of a tumor protective effect when STS is administered on this dose and schedule.

International Childhood Liver Tumour Strategy Group, (SIOPEL)

The International Childhood Liver Tumour Strategy Group is currently conducting a second STS Phase III: “A Multicenter Open Label Randomized Phase III Trial of the Efficacy of Sodium Thiosulfate in Reducing Ototoxicity in Patients Receiving Cisplatin Chemotherapy for Standard Risk Hepatoblastoma,.” The study was initiated in October 2007 and has enrolled 107 out of a planned 115 patients (to achieve 102 evaluable). Interim efficacy results on response to chemotherapy are evaluated after every 20 patients and reviewed by the Independent Data Monitoring Committee (IDMC).

The primary objectives of the study are: to assess the efficacy of STS to reduce the hearing impairment caused by cisplatin and to carefully monitor any potential impact of STS on response to cisplatin and survival. The primary endpoint of the study is centrally reviewed absolute hearing threshold, at the age of 3.5 years or older, by pure tone audiometry, graded by Brock criteria.

Methods

Newly diagnosed patients with standard risk hepatoblastoma are treated with 4 chemotherapy courses every 2 weeks before surgery and 2 courses after surgery. Patients are randomly assigned to receive cisplatin alone or cisplatin followed by STS. Cisplatin 80 mg/m2 is administered intravenously over 6 hours. STS is administered intravenously exactly 6 hours after stop of cisplatin over 15 minutes at 20g/m2.

Interim Safety Results

The Independent Data Monitoring Committee (IDMC) reviewed the efficacy results of the trial after 20, 40, 60, and 80 patients to assess and rule out any potential concern of an adverse effect of STS on the efficacy of the cisplatin chemotherapy. The IDMC recommends the continuation of the trial according to protocol. This interim safety data on 80 patients were presented at the 2014 ASCO Annual Meeting.

Preliminary Conclusions

SIOPEL 6 is a Phase III randomized trial looking at STS otoprotection in cisplatin treated patients with standard risk hepatoblastoma, where the disease is localized, where there is a tumour marker to follow response to treatment, and where survival is over 90%. The average age at diagnosis is 18 months and these children receive cisplatin monotherapy and surgery. The majority of these children fall into the group under 5 years of age at diagnosis where they are likely to be cured with cisplatin and surgery alone, but they sustain bilateral permanent hearing loss for life. Following the safety analysis of the first 80 patients on the SIOPEL 6 trial the IDMC advised continuation of the trial.

Taken together with the otoprotection results and the safety data in localized disease from the COG trial, the SIOPEL 6 safety results on the first 80 patients are encouraging for the use of STS on localized disease.

Eniluracil

Eniluracil was previously under development by GlaxoSmithKline (“GSK”). GSK advanced Eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GSK terminated further development. We developed a hypothesis as to why the GSK Phase III trials were not successful and licensed the compound from GSK in July 2005. We believe that Eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. Adherex completed the enrollment of a Phase II trial comparing Eniluracil/5-FU/leucovorin vs. capecitabine in metastatic breast cancer patients at the end of 2012 after having enrolled 153 patients. After the completion of enrollment and with preliminary results of the trial, Adherex had an End-of-Phase 2 meeting with the FDA on May 22, 2013 to discuss the potential further development of Eniluracil. During the meeting, Adherex reviewed the opportunity that Eniluracil offers to Metastatic Breast Cancer (MBC) patients who had rapid disease progression on capecitabine.  Adherex proposed a small pivotal single arm clinical study addressing the special ability of Eniluracil/5-FU/leucovorin to meet the medical needs of these patients. However, the FDA strongly recommended that Adherex consider other larger clinical trial design alternatives for the future development of Eniluracil in MBC. We believe that it would be in the best interests of our shareholders and the cancer community to focus on seeking a partnership for Eniluracil, which may include the Company evaluating viable indications for Eniluracil other than MBC.  Data from the Phase 2 trial was published in the February 2014 issue of the scientific journal “Clinical Breast Cancer” (Vol. 14, Issue 1, Rivera et al.)

Capital Funding

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated a net loss of approximately $3.9 million for the six months ended June 30, 2014 and generated net income of $2.5 million for the six months ended June 30, 2013 (as a result of a non-cash loss on derivatives of $2.5 million and a non-cash gain of $4.0 million for the six months ending June 30, 2014 and 2013, respectively). As of June 30, 2014, our deficit accumulated during development stage was approximately $112.6 million.

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

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the implementation of further cost reduction measures. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of product candidates, will depend on the availability of financial resources, the results of our clinical trials and any directives from regulatory agencies, which are difficult to predict. Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters in support of our drug development programs and compliance.

Results of Operations

Three months ended June 30, 2014 versus three months ended June 30, 2013:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2014%		June 30, 2013%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	72	8%	554	60%	(482)
General and administration	858	92%	373	40%	485
Total operating expenses	930	100%	927	100%	3

Loss from operations	(930)		(927)		(3)

Unrealized income/(loss) on derivatives	181		7,535		(7,354)
Interest and other (loss)/income	(1)		(1)		-
Net income/(loss) and total comprehensive
gain/(loss)	$(750)		$6,607		$(7,357)

There was a significant decrease in research and development expenses for the three months ended June 30, 2014 as compared to the same period in 2013 due to the winding down of the Phase II Eniluracil trial. Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period.

The Company recorded an unrealized gain on derivatives of $181 in the three months ended June 30, 2014 compared to an unrealized gain of $7,535 in the three months ended June 30, 2013. These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Our results of operations for the six months ended June 30, 2014 versus six months ended June 30, 2013 were as follows:

	Six Months		Six Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2014%		June 30, 2013%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	104	7%	732	50%	(628)
General and administration	1,363	93%	732	50%	631
Total operating expenses	1,467	100%	1,464	100%	3

Loss from operations	(1,467)		(1,464)		(3)

Unrealized income/(loss) on derivatives	(2,474)		3,962		(6,436)
Interest and other (loss)/income	(3)		1		(4)
Net income/(loss) and total comprehensive
income/(loss)	$(3,944)		$2,499		$(6,443)

Total operating expenses were $1,467 for the six months ended June 30, 2014 and approximately $1,464 for the six months ended June 30, 2013. There was a large decrease in research and development expenses related to the conclusion of enrollment and ongoing clinical support of the Phase II Eniluracil trial in 2013. This expense decrease was largely offset by the increase in non-cash general and administrative expenses associated with the issuance of stock options in 2014.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through June 30, 2014, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

	Net (Loss)/Income	Basic & Diluted Net (Loss)/Income
Period	for the Period	per Common Share
September 30, 2012	$(764)	$(0.03)
December 31, 2012	$(6,511)	$(0.26)
March 31, 2013	$(4,108)	$(0.16)
June 30, 2013	$6,607	$0.26
September 30, 2013	$(1,766)	$(0.07)
December 31, 2013	$1,112	$(0.04)
March 31, 2014	$(3,194)	$(0.11)
June 30, 2014	$(750)	$(0.02)

Liquidity and Capital Resources

Dollars in thousands	June 30, 2014	December 31, 2013
Selected Asset and Liability Data:
Cash and cash equivalents	1,015	1,663
Other current assets	34	89
Capital assets	-	-
Current liabilities excluding derivative warrant liabilities	371	344
Derivative warrant liability	5,336	2,863
Long term liabilities	-	-
Working capital(1)	678	1,408

Selected Equity:
Common Stock	66,790	66,790
Accumulated deficit	(112,642)	(108,698)
Stockholders' (deficit)	(4,658)	(1,455)

(1) [Current Assets - Current Liabilities excluding derivative liability]

Cash and cash equivalents were $1,663 at December 31, 2013 and $1,015 at June 30, 2014. The decrease of approximately $648 is attributable to the Company's operating expenses offset by cash received of $140 from the exercise of options.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling approximately $90,200 through June 30, 2014. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of $112,642 at June 30, 2014. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the six months ended June 30, 2014 was $788, as compared to $1,296 during the same period in 2013. This decrease is due to decreased research and development expenses incurred from the Phase II Eniluracil trial. Net cash provided by financing activities for the six months ended June 30, 2014 was $140 compared to $0 for the six months ended June 30, 2013. The $140 of net financing cash represented the aggregate gross exercise price paid in connection with 380 options being exercised to purchase common shares during the first six months of 2014.

Outstanding Share Information

The outstanding share data for our company as of June 30, 2014 (in thousands):

June 30, 2014
Common shares	29,538
Warrants	22,035
Stock options	6,283
Total	57,856

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2014, we had approximately $1,015 in cash accounts ($976 in money market investments). We have not experienced any loss or write down of our money market investments for the six months ended June 30, 2014 and 2013, respectively.

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

Research and development expenses for the three months ended June 30, 2014 and 2013 were $72 and $554 respectively and for the six months then ended, $104 and $732, respectively. There was a significant decrease in research and development expenses relating to the conclusion of enrollment and ongoing clinical support of the Phase II Eniluracil trial.

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

At June 30, 2014, we had approximately $976 in money market investments which typically have minimal market risk. We have not experienced any loss or write down of our money market investments for the six months ended June 30, 2014 and 2013.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe, Russia and the Pacific Rim. To date, we have not employed the use of derivative instruments to hedge our exposure to changes in currency exchange rates; however, we do hold Canadian dollars which we use to pay certain research and other corporate obligations conducted in Canada. At June 30, 2014, we held approximately $39 Canadian dollars.

Item 4. Controls and Procedures

(a)                  Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified one material weaknesses in our internal control over financial reporting, as described in further detail below.

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

(b)                 Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Additional Risks Related to our Business

We do not presently have the financial or human resources to complete Phase III trials for our lead product candidates.

We do not presently have the financial or human resources internally to complete further Phase III trials for any of our lead product candidates. We are currently developing STS in Phase III trials in collaboration with the International Childhood Liver Tumour Strategy Group, known as SIOPEL and Children's Oncology Group. The COG study results were presented at 2014 ASCO and the study is now complete. The SIOPEL 6 study enrollment will likely finish by the end of the year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2013, May 14, 2013, August 13, 2013 and August 23, 2013, January 24, 2014, April 25, 2014 and May 15, 2014, the Company issued 25,000, 10,204, 31,250, 250,000, 528,686, 824,974(1) and 8,334 stock options, respectively, to certain consultants and officers of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD dollar denominated grants at an exercise price of $0.80, $0.98, $0.32, $0.24, $0.53, $0.77 and $1.20 per share, respectively, and are exercisable for a period of 7 years from the grant date.

(1) On April 25, 2014 Adherex granted 400,000 options each to Dr. Khalid Islam and Adrian Haigh. Such options shall vest: (i) as to 200,000 Common Shares, on the date of grant; and (ii) as to 200,000 Common Shares, upon and subject to orphan drug approval of STS in the EU, provided that they then remain on the Board at the time of such approval and that they have played a vital or precipitating part in obtaining such EU orphan drug designation, as reasonably determined by non-interested Board members. If the vesting conditions referred to in (ii) above have not occurred by May 31, 2016, the option to acquire the 200,000 Common Shares referred to in (ii) above shall be terminated and of no further force or effect. The Company will amortize the expense of these performance based options over the vesting period. The company will re-measure the value of these performance based options at each balance sheet date and adjust the expense amortized accordingly. This will continue until the date of vesting, expiration or forfeiture. The company recognized $23 in expense associated with these performance based options for the three months ended June 30, 2014, and a total of $23 has been recognized since grant date.

Item 3. Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

None. Not applicable.

Item 5. Other Information

Unregistered Sales of Equity Securities.

As previously disclosed, on June 30, 2014, the Company commenced an exchange offer to all holders of:

•	outstanding common share purchase warrants of the Company originally issued on or about April 30, 2010 with an original exercise price of CAD$0.08 per share of the Company’s Common Stock (the “2010 Warrants”); and

•	outstanding common share purchase warrants of the Company originally issued on or about March 29, 2011 with an original exercise price of CAD$0.08 per share of the Company’s Common Stock (the “2011 Warrants” and, together with the 2010 Warrants, the “Eligible Warrants”).

As a result of the one-for-eighteen reverse split of the Company’s Common Stock that occurred on August 25, 2011, each eighteen (18) Eligible Warrants entitle the holder thereof to purchase one (1) share of Common Stock at an exercise price of CAD $1.44 per share. The 2010 Warrants have an expiry date of April 30, 2015 and the 2011 Warrants have an expiry date of March 30, 2016.

Pursuant to the exchange offer, the Company offered all holders of Eligible Warrants the right to exchange one-hundred eighty (180) Eligible Warrants (which, if exercised under their current terms, would be exercisable for ten (10) shares of Common Stock at an exercise price of CAD$1.44 per share) for one (1) new warrant to purchase one (1) share of Common Stock at an exercise price of US$0.50 per share (“New Warrants”).

Other than described above, the New Warrants will have the same terms as the Eligible Warrants that are exchanged. Accordingly, any exchanged 2010 Warrants will continue to have an expiry date of April 30, 2015, and any exchanged 2011 Warrants will continue to have an expiry date of March 30, 2016.

The exchange offer expired at 5:00 p.m., Eastern Time, on July 29, 2014. On August 8, 2014, the Company issued the following New Warrants to holders that participated in the exchange offer:

•	New Warrants to purchase 941,643 shares of Common Stock were issued in exchange for 169,495,999 2010 Warrants; and

•	New Warrants to purchase 223,392 shares of Common Stock were issued in exchange for 40,211,718 2011 Warrants.

The New Warrants were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adherex Technologies Inc.

Date: August 8, 2014	By:	/s/ Rostislav Raykov

Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 8, 2014	By:	/s/ Krysia Lynes

Krysia Lynes
Chief Financial Officer
(principal financial and chief accounting officer

