Form 10-Q
period 2014-09-30
FENNEC PHARMACEUTICALS INC.
filed 2014-11-13
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____

Commission File Number: 001-32295

FENNEC PHARMACEUTICALS INC.
(formerly ADHEREX TECHNOLOGIES INC.)

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

As of November 13, 2014, there were 9,860,517 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Interim Condensed Consolidated Balance Sheets

Fennec Pharmaceuticals Inc.

(a development stage company)

(U.S. Dollars and shares in thousands)

	September 30,	December 31,
	2014	2013

Assets

Current assets:
Cash and cash equivalents	$593	$1,663
Prepaid expenses	67	81
Other current assets	13	8
Total assets	$673	$1,752

Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
Accounts payable	$364	$212
Accrued liabilities	38	132
Derivative instruments (Note 3)	3,499	2,863
Total current liabilities	3,901	3,207

Total liabilities	3,901	3,207

Commitments and contingencies (see Note 6)

Stockholders' (deficit) equity:
Common stock, no par value; unlimited shares authorized;	66,790	66,790
9,861 shares issued and outstanding (2013 - 9,719)
Additional paid-in capital	41,001	39,210
Deficit accumulated during development stage	(112,262)	(108,698)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ (deficit) equity	(3,228)	(1,455)
Total liabilities and stockholders’ (deficit) equity	$673	$1,752

(The accompanying notes are an integral part of these unaudited interim financial statements)

Unaudited Interim Condensed Consolidated Statements of Operations

Fennec Pharmaceuticals Inc.

(a development stage company)

(U.S. Dollars and shares in thousands, except per share amounts)

					Cumulative
					From
					September 3,
	Three Months Ended		Nine Months Ended		1996 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	88	(224)	192	507	69,957
Impairment of capital assets	-	-	-	-	386
Gain on deferred lease inducements	-	-	-	-	(497)
Acquired in-process research
and development	-	-	-	-	13,094
General and administrative	531	275	1,894	1,008	35,322

Loss from operations	(619)	(51)	(2,086)	(1,515)	(118,262)

Other (expense) income :
Settlement of Cadherin litigation	-	-	-	-	(1,283)
Interest expense	-	-	-	-	(19)
Unrealized gain/(loss) on derivatives	619	(1,708)	(1,855)	2,254	5,179
Other income/(loss)	1	(7)	(3)	(8)	253
Gain on derivative settlement	379	-	379	-	379
Interest (expense) income and other	-	-	1	3	2,900
Total other (expense) income, net	999	(1,715)	(1,478)	2,249	7,409

Net income/(loss)	$380	$(1,766)	$(3,564)	$734	$(110,853)

Basic/diluted net income/(loss) per per common share	$0.04/0.03	$(0.21)	$(0.36)	$0.09
Weighted-average number of common shares outstanding, basic	9,861	8,386	9,861	8,386
Weighted-average number of common shares outstanding, diluted	11,154	8,386	9,861	8,549

(The accompanying notes are an integral part of these unaudited interim financial statements.)

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Fennec Pharmaceuticals Inc.

(a development stage company)

(U.S. Dollars and shares in thousands)

					Cumulative From
					September 3,
	Three Months Ended		Nine Months Ended		1996 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014
Cash flows (used in) provided by:
Operating activities:
Net income/(loss)	$380	$(1,766)	$(3,564)	$734	$(110,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain)/loss on derivatives	(619)	1,708	1,855	(2,254)	(5,179)
Unrealized gain on derivative settlement	(379)	-	(379)	-	(379)
Depreciation and amortization	-	-	-	-	1,404
Non-cash settlement of Cadherin litigation	-	-	-	-	1,187
Unrealized foreign exchange loss	-	-	-	-	36
Loss on impairment of capital assets	-	-	-	-	386
Amortization of deferred lease inducements	-	-	-	-	(412)
Non-cash severance	-	-	-	-	168
Stock-based compensation - consultants	122	27	251	-	1,324
Stock-based compensation - employees	67	41	539	97	10,870
Acquired in-process research and development	-	-	-	-	13,094
Changes in operating assets and liabilities	(14)	(479)	67	(342)	(124)
Net cash used in operating activities	(443)	(469)	(1,231)	(1,765)	(88,478)

Investing activities:
Purchase of capital assets	-	-	-	-	(1,440)
Disposal of capital assets	-	-	-	-	115
Proceeds from sale of assets	-	-	-	-	24
Release of restricted cash	-	-	-	-	190
Restricted cash	-	-	-	-	(209)
Purchase of short-term investments	-	-	-	-	(22,148)
Redemption of short-term investments	-	-	-	-	22,791
Investment in Cadherin Biomedical Inc.	-	-	-	-	(166)
Acquired intellectual property rights	-	-	-	-	(640)
Net cash used in investing activities	-	-	-	-	(1,483)

Financing activities:
Conversion of long-term debt to equity	-	-	-	-	68
Long-term debt repayment	-	-	-	-	(65)
Capital lease repayments	-	-	-	-	(8)
Issuance of units/shares, net of issue costs	21	-	161	-	88,174
Registration expense	-	-	-	-	(465)
Financing expenses	-	-	-	-	(544)
Proceeds from convertible note	-	-	-	-	3,017
Other liability repayments	-	-	-	-	(87)
Security deposits received	-	-	-	-	35
Proceeds from exercise of stock options	-	-	-	-	51
Net cash provided by financing activities	21	-	161	-	90,176

Effect of exchange rate on cash and cash equivalents	-	-	-	-	378
(Decrease) increase in cash and cash
equivalents	(422)	(469)	(1,070)	(1,765)	593
Cash and cash equivalents - Beginning of period	1,015	1,007	1,663	2,303	-
Cash and cash equivalents - End of period	$593	$538	$593	$538	$593

(The accompanying notes are an integral part of these unaudited interim financial statements.)

Unaudited Interim Condensed Consolidated Statements of Stockholders' (Deficit) Equity

Fennec Pharmaceuticals Inc.

(a development stage company)

(U.S. dollars and shares in thousands)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficit)

Balance at September 3, 1996	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	30	-	-	-	-	-	-
Net loss	-	-	-	-	-	(37)	(37)
Balance at June 30, 1997	30	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(398)	(398)
Balance at June 30, 1998	30	-	-	-	-	(435)	(435)
Exchange of Adherex Inc. shares for
Adherex Technologies Inc. shares	(30)	-	-	-	-	-	-
Issuance of common stock	80	1,615	-	-	-	-	1,615
Cumulative translation adjustment	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(958)	(958)
Balance at June 30, 1999	80	1,615	-	-	20	(1,393)	242
Issuance of common stock	5	793	-	-	-	-	793
Issuance of equity rights	-	-	-	171	-	-	171
Issuance of special warrants	-	-	-	255	-	-	255
Settlement advances:
Issuance of common stock	5	175	-	-	-	-	175
Cancellation of common stock	(2)	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	16	-	16
Net loss	-	-	-	-	-	(1,605)	(1,605)
Balance at June 30, 2000	88	2,583	-	426	36	(2,998)	47
Issuance of common stock:
Initial Public Offering ("IPO")	25	5,727	-	-	-	(38)	5,689
Other	2	341	-	-	-	-	341
Issuance of special warrants	-	-	-	1,722	-	-	1,722
Conversion of special warrants	10	1,977	-	(1,977)	-	-	-
Issuance of Series A special warrants	-	-	-	4,335	-	-	4,335
Conversion of Series A special warrants	23	4,335	-	(4,335)	-	-	-
Conversion of equity rights	1	171	-	(171)	-	-	-
Cumulative translation adjustment	-	-	-	-	182	-	182
Net loss	-	-	-	-	-	(2,524)	(2,524)
Balance at June 30, 2001	149	15,134	-	-	218	(5,560)	9,792
Cumulative translation adjustment	-	-	-	-	11	-	11
Net loss	-	-	-	-	-	(3,732)	(3,732)
Balance at June 30, 2002	149	15,134	-	-	229	(9,292)	6,071

(The accompanying notes are an integral part of these unaudited interim financial statements)

Unaudited Interim Condensed Consolidated Statements of Stockholders' (Deficit) Equity (Continued)

Fennec Pharmaceuticals Inc.

(a development stage company)

(U.S. dollars and shares in thousands)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficit)

Balance at June 30, 2002	149	15,134	-	-	229	(9,292)	6,071
Common stock issued for Oxiquant acquisition	149	11,077	-	543	-	-	11,620
Exercise of stock options	-	4	-	-	-	-	4
Distribution to shareholders	-	-	-	-	-	(158)	(158)
Stated capital reduction	-	(9,489)	-	9,489	-	-	-
Stock options issued to consultants	-	-	-	4	-	-	4
Equity component of June convertible notes	-	-	-	1,058	-	-	1,058
Financing warrants	-	-	-	53	-	-	53
Cumulative translation adjustment	-	-	-	-	(159)	-	(159)
Net loss	-	-	-	-	-	(17,795)	(17,795)
Balance at June 30, 2003	298	16,726	-	11,147	70	(27,245)	698
Stock options issued to consultants	-	-	-	148	-	-	148
Repricing of warrants related to financing	-	-	-	18	-	-	18
Equity component of December convertible notes	-	-	-	1,983	-	-	1,983
Financing warrants	-	-	-	54	-	-	54
Conversion of June convertible notes	32	1,216	-	(93)	-	-	1,123
Conversion of December convertible notes	20	569	-	(398)	-	-	171
Non-redeemable preferred stock	-	-	1,045	-	-	-	1,045
December private placement	213	8,053	-	5,777	-	-	13,830
May private placement	86	6,356	-	2,118	-	-	8,474
Exercise of stock options	-	23	-	-	-	-	23
Amalgamation of 2037357 Ontario Inc.	15	660	(1,045)	363	-	-	(22)
Cumulative translation adjustment	-	-	-	-	(219)	-	(219)
Net loss	-	-	-	-	-	(6,872)	(6,872)
Balance at June 30, 2004	664	33,603	-	21,117	(149)	(34,117)	20,454
Stock options issued to consultants	-	-	-	39	-	-	39
Stock options issued to employees	-	-	-	604	-	-	604
Cost related to SEC registration	-	(493)	-	-	-	-	(493)
Acquisition of Cadherin Biomedical Inc.	12	1,252	-	-	-	-	1,252
Cumulative translation adjustment	-	-	-	-	1,392	-	1,392
Net loss - six months ended December 31, 2004	-	-	-	-	-	(6,594)	(6,594)
Balance at December 31, 2004	676	34,362	-	21,760	1,243	(40,711)	16,654

(The accompanying notes are an integral part of these unaudited interim financial statements)

Unaudited Interim Condensed Consolidated Statements of Stockholders' (Deficit) Equity (Continued)

Fennec Pharmaceuticals Inc.

(a development stage company)

(U.S. dollars and shares in thousands)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficit)

Balance at December 31, 2004	676	34,362	-	21,760	1,243	(40,711)	16,654
Financing costs	-	(141)	-	-	-	-	(141)
Exercise of stock options	-	25	-	-	-	-	25
Stock options issued to consultants	-	-	-	276	-	-	276
July private placement	112	7,060	-	1,074	-	-	8,134
Net loss	-	-	-	-	-	(13,871)	(13,871)
Balance at December 31, 2005	788	41,306	-	23,110	1,243	(54,582)	11,077
Stock options issued to consultants	-	-	-	100	-	-	100
Stock options issued to employees	-	-	-	491	-	-	491
May private placement	144	5,218	-	822	-	-	6,040
Net loss	-	-	-	-	-	(16,440)	(16,440)
Balance at December 31, 2006	932	46,524	-	24,523	1,243	(71,022)	1,268
Stock options issued to consultants	-	-	-	59	-	-	59
Stock options issued to employees	-	-	-	2,263	-	-	2,263
February financing	1,403	17,842	-	5,379	-	-	23,221
Exercise of warrants	39	563	-	131	-	-	694
Net loss	-	-	-	-	-	(13,357)	(13,357)
Balance at December 31, 2007	2,374	64,929	-	32,355	1,243	(84,379)	14,148
Stock options issued to consultants	-	-	-	88	-	-	88
Stock options issued to employees	-	-	-	2,417	-	-	2,417
Net loss	-	-	-	-	-	(13,600)	(13,600)
Balance at December 31, 2008	2,374	64,929	-	34,860	1,243	(97,979)	3,053
Stock options issued to consultants	-	-	-	10	-	-	10
Stock options issued to employees	-	-	-	355	-	-	355
Net income	-	-	-	-	-	(3,012)	(3,012)
Balance at December 31, 2009	2,374	64,929	-	35,225	1,243	(100,991)	406
Stock options issued to consultants	-	-	-	53	-	-	53
Stock options issued to employees	-	-	-	2,439	-	-	2,439
April financing	4,446	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,824)	(7,824)
Balance at December 31, 2010	6,820	64,929	-	37,717	1,243	(108,815)	(4,926)

(The accompanying notes are an integral part of these unaudited interim financial statements)

Unaudited Interim Condensed Consolidated Statements of Stockholders' (Deficit) Equity (Continued)

Fennec Pharmaceuticals Inc.

(a development stage company)

(U.S. dollars and shares in thousands)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficit)

Balance at December 31, 2010	6,820	64,929	-	37,717	1,243	(108,815)	(4,926)
Stock options issued to consultants	-	-	-	20	-	-	20
Stock options issued to employees	-	-	-	129	-	-	129
Rights offering	1,566	1,023	-	199	-	(1,250)	(28)
Net income	-	-	-	-	-	4,685	4,685
Balance at December 31, 2011	8,386	65,952	-	38,065	1,243	(105,380)	(120)
Stock options issued to consultants	-	-	-	152	-	-	152
Stock options issued to employees	-	-	-	174	-	-	174
Net loss	-	-	-	-	-	(5,163)	(5,163)
Balance at December 31, 2012	8,386	65,952	-	38,391	1,243	(110,543)	(4,957)
Stock options issued to consultants	-	-	-	25	-	-	25
Stock options issued to employees	-	-	-	62	-	-	62
Rights offering	1,333	838	-	732	-	-	1,570
Net income	-	-	-	-	-	1,845	1,845
Balance at December 31, 2013	9,719	66,790	-	39,210	1,243	(108,698)	(1,455)
Stock options issued to consultants	-	-	-	129	-	-	129
Stock options issued to employees	-	-	-	133	-	-	133
Exercise of stock options	50	-	-	53	-	-	53
Net loss	-	-	-	-	-	(3,194)	(3,194)
Balance at March 31, 2014	9,769	66,790	-	39,525	1,243	(111,892)	(4,334)
Stock options issued to employees	-	-	-	339	-	-	339
Exercise of stock options	77	-	-	87	-	-	87
Exercise of warrants	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(750)	(750)
Balance at June 30, 2014	9,846	66,790	-	39,951	1,243	(112,642)	(4,658)
Stock options issued to consultants	-	-	-	122	-	-	122
Stock options issued to employees	-	-	-	67	-	-	67
Exercise of warrants	15	-	-	21	-	-	21
Exchange of warrants	-	-	-	840	-	-	840
Net income	-	-	-	-	-	380	380
Balance at September 30, 2014	9,861	$66,790	-	$41,001	$1,243	$(112,262)	$(3,228)

(The accompanying notes are an integral part of these unaudited interim financial statements)

Fennec Pharmaceuticals Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Going Concern

Fennec Pharmaceuticals Inc. (“Fennec”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Fennec Pharmaceuticals, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a development stage biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

These unaudited interim condensed consolidated financial statements have been prepared using generally accepted accounting principles (“U.S. GAAP”) in the United States of America that are applicable to a going concern which contemplates that Fennec will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is a development stage company and during the nine months ended September 30, 2014, incurred a net loss of $3,564 which includes an unrealized non-cash loss of $1,855 on derivative liabilities and a non-cash unrealized net gain on derivative settlement of $379. At September 30, 2014, it had an accumulated deficit of $112,262, and had experienced negative cash flows from operating activities since inception in the amount of $88,478 and has generated an operating loss since inception.

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

On August 10, 2011, and again on May 28, 2014, the Board of Directors approved a 1-for-18 and a 1-for-3 reverse stock split, or “Share Consolidation” respectively, which became effective on August 25, 2011 and September 3, 2014, respectively. The combined 1-for-54 reverse stock split affected all of the Company’s common shares, stock options and warrants outstanding at the effective dates. Consequently, the Company has retroactively adjusted its financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis. The number of units and unit prices (including with respect to the units issued in our April 2010 Private Placement and the Rights Offering) have not been adjusted to reflect the Share Consolidation, and the number of warrants outstanding have not been adjusted to reflect the Share Consolidation (in accordance with the terms of the warrants, the number of shares of common stock issuable thereunder were adjusted as a result of the Share Consolidation but not the number of warrants outstanding).

Fennec Pharmaceuticals Inc.

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

In the opinion of management, these unaudited interim consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at September 30, 2014, and to state fairly the results for the periods presented. The most significant estimates included in these financial statements are the derivative instruments described in Note 3. There were significant changes in their valuation during the quarter ended, and for the nine-month period ended September 30, 2014.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," an amendment to FASB Accounting Standards Codification, or "ASC" Topic 740, Income Taxes, or "FASB ASC Topic 740." This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. This accounting guidance did not have a material impact on our financial statements or financial statement disclosures.

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we expect to adopt for the annual financial statement of the fiscal year ending December 31, 2014. Subsequent to the adoption of ASU 2014-10, the Company will no longer present cumulative-to-date information in our statements of operations, cash flows, and stockholders’ equity.

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

In August 2014, the FASB issued ASU 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect adoption of this standard to have a material impact on our disclosures.

Fennec Pharmaceuticals Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2014, the Company had $499 in money market investments (December 31, 2013 - $1,635), and $94 in cash, of which, $24 was in Canadian dollars (as translated to US dollars). At December 31, 2013, the Company held $28 in cash of which $39 (as translated to US dollars) was in Canadian dollars. The Company did not experience any loss or write down of its money market investments for the three and nine-month periods ended September 30, 2014 and 2013, respectively.

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

The Company's derivative instruments include warrants to purchase 2,128 shares, the exercise prices for which are denominated in a currency other than the Company's functional currency, as follows:

•	Warrants to purchase 1,307 shares at CAD$4.32 per whole share that expire on April 30, 2015; and
•	Warrants to purchase 821 shares exercisable at CAD$4.32 per whole share that expire on March 29, 2016.

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

As of September 30, 2014, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $1,587 and $1,754, respectively (December 31, 2013 – warrants expiring April 30, 2015 and March 29, 2016, fair value of $2,015 and $794 respectively). There was a gain on the warrants expiring April 30, 2015 and those expiring on March 29, 2016 of $272 and $333, respectively for the three months ended September 30, 2014 (for the three months ending September 30, 2013 - warrants expiring April 30, 2015 and March 29, 2016, loss of $1,288 and $394 respectively). There was an unrealized loss on the warrants expiring April 30, 2015 of $440 and an unrealized loss on the warrants expiring March 29, 2016 of $1,281 for the nine months ended September 30, 2014 (for the nine months ended September 30, 2013 – warrants expiring April 30, 2015 and March 29, 2016, gain of $1,681 and $555, respectively). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

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

The warrant exchange concluded July 29, 2014 resulted in a gain on the change in liability for the warrants expiring April 30, 2015 and March 29, 2016 of $210 and 138, respectively for the three and nine months ending September 30, 2014, (for the three and nine months ending September 30, 2013 – warrants expiring April 30, 2015 and March 29, 2016, $0 and $0, respectively). The July 29, 2014 conclusion of the warrant exchange increased additional paid in capital for the warrants expiring April 30, 2015 and March 29, 2016 for the three and nine months ending September 30, 2014 by $657 and $183, respectively. There was no corresponding change to additional paid in capital for the three and nine month periods ending September 30, 2013 for warrants expiring April 30, 2015 and March 29, 2016.

Fennec Pharmaceuticals Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The value of the derivative warrant liability presented on the balance sheet has typically been influenced by changes in the underlying share price of the Company. During the quarter ended September 30, 2014 the change in the derivative valuation was comprised of three factors:

•	A warrant exchange which concluded on July 29, 2014,
•	Forfeiture of contractor options denominated in Canadian dollars and;
•	A change in derivative liability due to share price movement.

The following table presents the overall change in derivative liability for the three and nine-months ended September 30, 2014

	Three months ended	Three months ended
Gain/(Loss) on Derivative Instruments	September 30, 2014	September 30, 2013
Warrants expiring April 30, 2015(1) (share Price effect)	272	(1,288)
Warrants expiring April 30, 2015(2) (derivative settlement)	210	-
Warrants expiring March 29, 2016(1) (share price effect)	333	(394)
Warrants expiring March 29, 2016(2) (derivative settlement)	138	-
Options to contractors(1) (share price effect)	14	(26)
Options to contractors(3) (forfeiture)	31	-
Gain/(loss) on Derivative Instruments	998	(1,708)

	Nine months ended	Nine months ended
Gain/(Loss) on Derivative Instruments	September 30, 2014	September 30, 2013
Warrants expiring April 30, 2015(1) (share Price effect)	(440)	1,681
Warrants expiring April 30, 2015(2) (derivative settlement)	210	-
Warrants expiring March 29, 2016(1) (share price effect)	(1,281)	555
Warrants expiring March 29, 2016(2) (deivative setlement)	138	-
Options to contractors(1) (share price effect)	(134)	18
Options to contractors(3) (forfeiture)	31	-
Gain/(loss) on Derivative Instruments	(1,476)	2,254

(1)Change in derivative liability resulting from the fluctuation in the price of Fennec’s shares used to value the derivative instrument.

(2)As a result of the warrant exchange concluded on July 29, 2014, holders of warrants expiring April 30, 2015 and March 29, 2016 (the “Existing (or Eligible) Warrants”) could elect to exchange their Eligible Warrants for “New Warrants”. New Warrants were denominated in the Company’s functional currency and thus, no longer considered derivative instruments under ASCA 815-40. Eligible Warrants participating in the exchange were valued on July 29, 2014 using the Black-Scholes Model and the resulting gain from the extinguishment of derivative liability was realized.

(3)Options have a three year term from the date the contractual relationship is severed and unless approved by the board, never greater than the original seven year term established from the date of issuance. Options which remain unexercised once the contractual relationship is severed after the lesser of three years from the date of severance or the seven years from date of original grant, are considered to be forfeited.

Fennec Pharmaceuticals Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

During the fiscal years ended December 31, 2011 and 2010, the Company issued 108 and 86 (respectively) options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13 "Compensation-Stock Compensation (Topic 718): Effect of Denominating the exercise price of a share based payment award in the currency of the market in which the underlying equity security trades", no such exception exists for contractors. These options will be marked to market until the earlier of their expiry or exercise. All Canadian denominated options issued to contractors fully vest at issuance and expire seven years from date of issuance. The fair value of these options at September 30, 2014 and December 31, 2013 was $158 and $54, respectively. The gain for these options for the three-months ended September 30, 2014 was $45 ($31 of this gain relates to forfeiture of contractor options and the resulting change in derivative liability valuation). There was a loss on these options for the nine-months ended September 30, 2014 of $103 ($31 of the loss was offset by the gain on the change in liability which resulted from the forfeiture of contractor options during the quarter ending September 30, 2014), for the period ended September 30, 2013 there was a three-month loss of $26 on these options but a nine-month gain of $18.

The following is a summary of Canadian denominated contractor option activity for the nine months ended September 30, 2013.

	Number of	Weighted-average
	Options Outstanding (thousands)	Exercise Price
Outstanding at December 31, 2013	65	$1.82
Granted	-	-
Exercised	-	-
Forfeited	(10)	1.72
Outstanding at September 30, 2014	55	$1.84

4.	Stockholders' Equity

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

On May 28, 2014, the Company shareholders and the Board of Directors approved a 1-for-3 reverse stock split, or “share consolidation”, which became effective on September 3, 2014. The 1-for-3 reverse stock split affected all of the Company’s common shares, stock options and warrants outstanding at the effective date. Consequently, the Company has retroactively adjusted these financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis. The number of units and unit prices (including with respect to the units issued in our 2011 Private Placement and the Rights Offering) have not been adjusted to reflect the share consolidation, and the number of warrants outstanding have not been adjusted to reflect the share consolidation (in accordance with the terms of the warrants, the number of shares of common stock issuable thereunder were adjusted as a result of the share consolidation but not the number of warrants outstanding).

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

Fennec Pharmaceuticals Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Warrants to purchase common stock

At September 30, 2014, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD$4.32 and a weighted average remaining life of 0.93 years:

	Common Shares Issuable Upon Exercise
Warrant	of Outstanding Warrants at	Exercise Price
Description	September 30, 2014	CAD/USD	Expiration Date
Inverstor warrants (1)	1,307	$4.32 CAD	April 30, 2015
Inverstor warrants (2)	821	$4.32 CAD	March 29, 2016
Inverstor warrants (3)	300	$1.50 USD	April 30, 2015
Inverstor warrants (4)	74	$1.50 USD	March 29, 2016
Inverstor warrants (5)	1,333	$1.50 USD	November 22, 2018
	3,835

(1) On April 30, 2010, the Company announced that it had completed a first closing of a non-brokered private placement (“Private Placement”) of 240,066 units, at a price of CAD$0.03 per unit for net proceeds of CAD$7,200. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). As a result of the share consolidations, each fifty-four (54) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$4.32 per whole share for a period of five years from the issue date.

(2) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of CAD$0.03 per unit for total net proceeds of $2,547. Each unit consisted of one common share and one common share purchase warrant (a “Warrant”). As a result of the share consolidations, each fifty-four (54) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$4.32 per whole share for a period of five years from the issue date.

(3) On June 30, 2014, the Company announced a tender offer to exchange all Canadian denominated warrants with an expiration date of April 30, 2015 for a “New Warrant”. New Warrants could be obtained by exchanging one hundred eighty (180) original warrants. New warrants would expire April 30, 2015 and have a strike price of USD$0.50. As a result of the September 3, 2014 share consolidation, three New Warrants entitle the holder to purchase one common share at a price of USD$1.50.

(4) On June 30, 2014, the Company announced a tender offer to exchange all Canadian denominated warrants with an expiration date of March 29, 2016 for a “New Warrant”. New Warrants could be obtained by exchanging one hundred eighty (180) original warrants. New warrants would expire March 29, 2016 and have a strike price of USD$0.50. As a result of the September 3, 2014 share consolidation, three New Warrants entitle the holder to purchase one common share at a price of USD$1.50.

(5) On November 22, 2013, the Company announced it had completed the closing of a non-brokered private placement (the “Offering”) of 4,000 units, at a price of $0.40 USD per unit for net proceeds of $1,600 USD. Each unit consisted of one common share of the Company (the “Common Shares”) and one common share purchase warrant (the” Warrants”). Each Warrant entitles the holder thereof to acquire one Common Share at a price of US$0.50 per share for a period of five years from the date of issuance. As a result of the September 3, 2014 share consolidation, each three (3) Warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of USD$1.50 per whole share for a period of five years from the issue date.

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the stock option plan from a fixed number of 6,666 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 2,465 options are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. During the three and nine-month periods ended September 30, 2014, the Company recognized total stock-based compensation expense of $189 and $790, respectively. During the three and nine-month periods ending September 30, 2013, the Company recognized total stock based compensation expense of $68 and $97, respectively.

Fennec Pharmaceuticals Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Valuation assumptions

The value of options granted in the three months ended September 30, 2014 and September 30, 2013, respectively were estimated using the Black-Scholes option pricing model, using the following assumptions: expected dividend 0% and 0%, respectively; risk-free interest rate of 2.15% and 2.13-2.27%, respectively; expected volatility of 140% and 163%, respectively; and a 7 year expected life. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award.

Stock option activity

The following is a summary of Canadian dollar denominated option activity for the nine months ended September 30, 2014.

	Number of Options(thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2013	1,365	CAD$	2.37
Exercised	(17)	CAD$	1.89
Forfeited	(10)	CAD$	1.72
Outstanding at September 30, 2014	1,338	CAD$	2.38

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black-Scholes model with the gain or loss reported as unrealized gain (loss).

Upon exercise, expiration or forfeiture of those options denominated in Canadian dollars and treated as derivative liabilities the Company re-measures the derivative liability prior to exercise, expiration or forfeiture and records a gain or loss accordingly. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability into additional paid in capital and records the cash received and the shares issued into common stock and additional paid in capital accordingly. There were no exercises of Canadian dollar denominated options treated as derivative liabilities during the three-month or nine-month period ended September 30, 2014.

The following is a summary of option activity for the nine months ended September 30, 2014 for stock options denominated in U.S. dollars (all exercisable and fully vested at grant date):

	Number of Options(thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2013	544	$1.60
Granted(1)	503	2.11
Exercised	(110)	1.01
Expired	(9)	31.84
Forfeited	(5)	1.89
Outstanding at September 30, 2014	923	$1.66

(1) Includes 133,332 of options granted to board members Dr. Khalid Islam and Adrian Haigh (66,666 each). These are performance based options for Dr. Islam and Mr. Haigh which vest subject to orphan drug approval of Sodium Thiosulfate (“STS”) in the EU, provided that they then remain on the Board at the time of such approval and that they have played a vital or precipitating part in obtaining such EU orphan drug designation, as reasonably determined by non-interested Board members. If the vesting conditions have not occurred by May 31, 2016, the option to acquire the 66,666 Common Shares shall be terminated and of no further force or effect.

The Company will amortize the expense of these performance based options over the vesting period. The Company will re-measure the value of these performance based options at each balance sheet date and adjust the expense amortized accordingly. This will continue until the date of vesting, expiration or forfeiture.

Fennec Pharmaceuticals Inc.

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at September 30, 2014
	Quoted Price in Active Markets		Significant Other	Significant
	for Identical Instruments		Observable Inputs	Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$94	(1)	$499	$-	$593
Liabilities
Derivative liabilities	-		3,499	-	3,499
TOTAL	$94		$3,998	$-	$4,092

The Company's financial instruments include cash equivalents and derivatives. Only cash and cash equivalents and derivatives are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company.

(1) Company held $94 in cash, of which $24 was in Canadian funds (as translated to US dollars).

6. Commitments and contingencies

Oregon Health & Science University (“OHSU”) Agreement

On February 20, 2013, Fennec terminated the previous exclusive license agreement with OHSU and Oxiquant, a wholly owned subsidiary of Fennec, dated September 26, 2002 (the "Previous OHSU Agreement"). Pursuant to the Previous OHSU Agreement, OHSU granted Oxiquant an exclusive worldwide license to intellectual property directed to thiol-based compounds including STS and their use in oncology. In consideration, OHSU was issued 4,634 shares of common stock of Oxiquant that were subsequently converted upon the acquisition of Oxiquant into 7,083 shares of Fennec common stock, and warrants to purchase shares of Fennec common stock that subsequently expired in 2007.

On February 20, 2013, Fennec entered into a new exclusive license agreement with OHSU for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including STS and their use in oncology (the "New OHSU Agreement"). OHSU will receive certain milestone payments, a 2.5 percent royalty on net sales for licensed products which can be reduced to 1.0 percent upon a $150 discretionary payment from Fennec and 5 percent on any consideration received from sublicensing of the licensed technology. Milestone payment fees payable to OHSU include $100 upon first commercial sale for any licensed product.

Fennec Pharmaceuticals Inc.

(a development stage company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The term of the New OHSU Agreement expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec, unless earlier terminated as provided in the agreement. STS is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States. The New OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec also has the right to terminate the New OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the New OHSU Agreement.

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

International Childhood Liver Tumour Strategy Group, (SIOPEL)

The International Childhood Liver Tumour Strategy Group is currently conducting a second STS Phase III: “A Multicenter Open Label Randomized Phase III Trial of the Efficacy of Sodium Thiosulfate in Reducing Ototoxicity in Patients Receiving Cisplatin Chemotherapy for Standard Risk Hepatoblastoma,” The study was initiated in October 2007 and has enrolled 112 patients. The study is expected to conclude by the end of 2014. Interim efficacy results on response to chemotherapy are evaluated after every 20 patients and reviewed by the Independent Data Monitoring Committee (IDMC).

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

Taken together with the otoprotection results and the safety data in localized disease from the COG trial, the SIOPEL 6 safety results on the first 80 patients are encouraging for the use of STS in localized disease.

Eniluracil

Eniluracil was previously under development by GlaxoSmithKline (“GSK”). GSK advanced Eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GSK terminated further development. We developed a hypothesis as to why the GSK Phase III trials were not successful and licensed the compound from GSK in July 2005. We believe that Eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. Fennec completed the enrollment of a Phase II trial comparing Eniluracil/5-FU/leucovorin vs. capecitabine in metastatic breast cancer patients at the end of 2012 after having enrolled 153 patients. After the completion of enrollment and with preliminary results of the trial, Fennec had an End-of-Phase 2 meeting with the FDA on May 22, 2013 to discuss the potential further development of Eniluracil. During the meeting, Fennec reviewed the opportunity that Eniluracil offers to Metastatic Breast Cancer (MBC) patients who had rapid disease progression on capecitabine.  Fennec proposed a small pivotal single arm clinical study addressing the special ability of Eniluracil/5-FU/leucovorin to meet the medical needs of these patients. However, the FDA strongly recommended that Fennec consider other larger clinical trial design alternatives for the future development of Eniluracil in MBC. We believe that it would be in the best interests of our shareholders and the cancer community to focus on seeking a partnership for Eniluracil, which may include the Company evaluating viable indications for Eniluracil other than MBC.  Data from the Phase 2 trial was published in the February 2014 issue of the scientific journal “Clinical Breast Cancer” (Vol. 14, Issue 1, Rivera et al.)

Capital Funding

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated a net loss of approximately $4.0 million for the nine months ended September 30, 2014 and generated net income of $0.7 million for the nine months ended September 30, 2013 (as a result of a non-cash loss on derivatives of $1.9 million and a non-cash gain of $2.3 million for the nine months ending September 30, 2014 and 2013, respectively). As of September 30, 2014, our deficit accumulated during development stage was approximately $112.7 million.

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

Results of Operations

Three months ended September 30, 2014 versus three months ended September 30, 2013:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	Sept. 30, 2014%		Sept. 30, 2013%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	88	14%	(224)	-439%	312
General and administration	531	86%	275	539%	256
Total operating expenses	619	100%	51	100%	568

Loss from operations	(619)		(51)		(568)

Unrealized income/(loss) on derivatives	619		(1,708)		2,327
Net gain on derivative settlement	379		-		379
Interest and other (loss)/income	1		(7)		8
Net income/(loss) and total comprehensive gain/(loss)	$380		$(1,766)		$2,146

There was a significant difference in research and development expenses for the three months ended September 30, 2014 as compared to the same period in 2013 due to a gain on derivative settlement in 2013. Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period. General and administrative expenses were up sharply for the three months ended September 30, 2014 due to professional costs associated with the Company’s restructuring of its capital structure, name change and the issuance of share based compensation.

The Company recorded an unrealized gain on derivatives of $619 in the three months ended September 30, 2014 compared to an unrealized loss of $1,708 in the three months ended September 30, 2013. These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model. During the quarter ending September 30, 2014 the Company also recognized a net gain of $379 on the change in liability valuation resulting from the forfeiture of derivative options and the concluded warrant exchange.

Our results of operations for the nine months ended September 30, 2014 versus nine months ended September 30, 2013 were as follows:

	Nine Months		Nine Months
	Ended		Ended
In thousands of U.S. Dollars	Sept. 30, 2014%		Sept. 30, 2013%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	192	9%	507	33%	(315)
General and administration	1,894	91%	1,008	67%	886
Total operating expenses	2,086	100%	1,515	100%	571

Loss from operations	(2,086)		(1,515)		(571)

Unrealized income/(loss) on derivatives	(1,855)		2,254		(4,109)
Net gain on derivative settlement	379		-		379
Interest and other (loss)/income	(2)		(5)		3
Net income/(loss) and total comprehensive income/(loss)	$(3,564)		$734		$(4,298)

Total operating expenses were $2,086 for the nine months ended September 30, 2014 and approximately $1,515 for the nine months ended September 30, 2013. There was a large decrease in research and development expenses related to the conclusion of enrollment and ongoing clinical support of the Phase II Eniluracil trial in 2013 and the third quarter settlement of a debt for less than it had been recorded for. This expense decrease was largely offset by the increase in non-cash general and administrative expenses associated with the issuance of stock options in 2014.

Quarterly Information

The following table presents selected financial data for each of the last eight quarters through September 30, 2014, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

		Basic & Diluted
	Net (Loss)/Income	Net (Loss)/Income
Period	for the Period	per Common Share
December 31, 2012	$(6,511)	$(0.78)
March 31, 2013	$(4,108)	$(0.48)
June 30, 2013	$6,607	$0.78
September 30, 2013	$(1,766)	$(0.21)
December 31, 2013	$1,112	$(0.12)
March 31, 2014	$(3,194)	$(0.33)
June 30, 2014	$(750)	$(0.06)
September 30, 2014	$380	$0.04/0.03

Liquidity and Capital Resources

Dollars in thousands	September 30, 2014	December 31, 2013
Selected Asset and Liability Data:
Cash and cash equivalents	593	1,663
Other current assets	80	89
Capital assets	-	-
Current liabilities excluding derivative warrant liabilities	402	344
Derivative warrant liability	3,499	2,863
Long term liabilities	-	-
Working capital(1)	271	1,408

Selected Equity:
Common Stock	66,790	66,790
Accumulated deficit	(112,262)	(108,698)
Stockholders' (deficit)	(3,228)	(1,455)

(1) [Current Assets - Current Liabilities excluding derivative liability]

Cash and cash equivalents were $1,663 at December 31, 2013 and $593 at September 30, 2014. The decrease of $1,070 is attributable to the Company's operating expenses offset by cash received of $161 from the exercise of warrants and options.

Since our inception on September 3, 1996, we have financed our operations through the sale of equity and debt securities and have raised gross proceeds totaling $90,176 through September 30, 2014. We have incurred net losses and negative cash flow from operations each year, and we had an accumulated deficit of $112,262 at September 30, 2014. We have not generated any revenues to date through the sale of products. We do not expect to have significant revenues or income, other than interest income, until we are able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other payments.

Net cash used in operating activities for the nine months ended September 30, 2014 was $1,231, as compared to $1,765 during the same period in 2013. This decrease is due to decreased research and development expenses incurred from the Phase II Eniluracil trial concluding in 2013. Net cash provided by financing activities for the nine months ended September 30, 2014 was $161 compared to $0 for the nine months ended September 30, 2013. The $161 of net financing cash represented the aggregate gross exercise price paid in connection with 127 stock options and 14 share purchase warrants being exercised to purchase common shares during the first nine months of 2014.

Outstanding Share Information

The outstanding share data for the Company as of September 30, 2014 (in thousands):

September 30, 2014
Common shares	9,861
Warrants	3,835
Stock options	2,261
Total	15,957

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2014, we had approximately $593 in cash accounts ($499 in money market investments). We have not experienced any loss or write down of our money market investments for the nine months ended September 30, 2014 and 2013, respectively.

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

Research and development expenses for the three months ended September 30, 2014 and 2013 were $88 and $(224) respectively and for the nine months then ended, $192 and $507, respectively. There was a significant decrease in research and development expenses relating to the conclusion of enrollment and ongoing clinical support of the Phase II Eniluracil trial.

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

At September 30, 2014, we had approximately $499 in money market investments which typically have minimal market risk. We have not experienced any loss or write down of our money market investments for the nine months ended September 30, 2014 and 2013.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we conduct certain clinical development activities in Canada, the United Kingdom, Europe, Russia and the Pacific Rim. To date, we have not employed the use of derivative instruments to hedge our exposure to changes in currency exchange rates; however, we do hold Canadian dollars which we use to pay certain research and other corporate obligations conducted in Canada. At September 30, 2014, we held approximately $24 Canadian dollars.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our formation in September 1996, we have engaged in research and development programs.  We have generated no revenue from product sales, we do not have any products currently available for sale, and none are expected to be commercially available for sale until we have completed additional clinical trials, if at all.  There can be no assurance that the studies we are involved with will lead to a commercially viable product. Our products must still undergo substantial additional regulatory review prior to commercialization.

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

We may be unable to effectively deploy the proceeds from our financings for the development of STS.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2013, May 14, 2013, August 13, 2013 and August 23, 2013, January 24, 2014, April 25, 2014 and May 15, 2014, the Company issued 8,332, 3,400, 10,416, 83,330, 176,287, 275,324(1) 2,778 and 48,454 stock options, respectively, to certain consultants and officers of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD dollar denominated grants at an exercise price of $2.40, $2.94, $0.96, $0.72, $1.59, $2.31, $3.60 and $2.79 per share, respectively, and are exercisable for a period of 7 years from the grant date.

(1) On April 25, 2014 Fennec granted 133,332 options each to Dr. Khalid Islam and Adrian Haigh. Such options shall vest: (i) as to 66,666 Common Shares, on the date of grant; and (ii) as to 66,666 Common Shares, upon and subject to orphan drug approval of STS in the EU, provided that they then remain on the Board at the time of such approval and that they have played a vital or precipitating part in obtaining such EU orphan drug designation, as reasonably determined by non-interested Board members. If the vesting conditions referred to in (ii) above have not occurred by May 31, 2016, the option to acquire the 66,666 Common Shares referred to in (ii) above shall be terminated and of no further force or effect. The Company will amortize the expense of these performance based options over the vesting period. The company will re-measure the value of these performance based options at each balance sheet date and adjust the expense amortized accordingly. This will continue until the date of vesting, expiration or forfeiture. The Company recognized $62 in expense associated with these performance based options for the three months ended September 30, 2014, and a total of $85 has been recognized since grant date.

Item 3. Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

None. Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: November 13, 2014	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 13, 2014	By:	/s/ Krysia Lynes
Krysia Lynes
Chief Financial Officer
(principal financial and chief accounting officer)

