Form 10-K
period 2014-12-31
FENNEC PHARMACEUTICALS INC.
filed 2015-03-31
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____

Commission File Number: 001-32295

FENNEC PHARMACEUTICALS INC.

(formerly ADHEREX TECHNOLOGIES INC.)

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada (State or Other Jurisdiction of Incorporation or Organization)	20-0442384 (I.R.S. Employer Identification No.)

PO Box 13628, 68 TW Alexander Drive Research Triangle Park, NC (Address of Principal Executive Offices)	27709 (Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Shares as reported by the OTCQB on June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $21,833,720 based upon a total of 6,115,888 shares held as of June 30, 2014 by persons believed to be non-affiliates of the Registrant (for purposes of this calculation, all of the Registrant’s officers, directors and 10% owners known to the Company are deemed to be affiliates of the Registrant).

As of March 16, 2015, there were 10,619,535 shares of the Registrant’s common stock outstanding.

FENNEC PHARMACEUTICALS INC.

2014 FORM 10-K ANNUAL REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or achievements may be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements with respect to (1) our anticipated sources and uses of cash and cash equivalents; (2) our anticipated commencement dates, completion dates and results of clinical trials; (3) our efforts to pursue collaborations with the government, industry groups or other companies; (4) our anticipated progress and costs of our clinical and preclinical research and development programs; (5) our corporate and development strategies; (6) our expected results of operations; (7) our anticipated levels of expenditures; (8) our ability to protect our intellectual property; (9) our ability to fully comply with domestic and international governmental regulation; (10) the anticipated applications and efficacy of our drug candidates; (11) the nature and scope of potential markets for our drug candidates; (12) future legal liability; and (13) our ability to attract and retain key employees. All statements, other than statements of historical fact, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. We include forward-looking statements because we believe that it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including specifically our need to raise money in the very near term and others, as discussed below in Item 1A., “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements.

Our periodic and current reports are available, free of charge, after the material is electronically filed with, or furnished to, the SEC and EDGAR at http://www.sec.gov/edgar and the Canadian securities regulators on SEDAR, at www.sedar.com. The information provided on our website is not part of this Annual Report and is therefore not incorporated herein by reference.

Item 1.   Business Overview

Fennec Pharmaceuticals Inc. (“Fennec,” “Company,” “we,” “us,” or “our”) is a biopharmaceutical company focused on cancer therapeutics.  We incorporated under the Canada Business Corporations Act ("CBCA”) in September 1996. Effective on August 25, 2011, the Company continued from the Canada Business Corporations Act to the Business Corporations Act (British Columbia) (the “Continuance”), which Continuance was approved by the shareholders of Fennec at the Company's June 2011 Annual and Special Meeting and by resolution of the Board of Directors on August 10, 2011. We have three wholly-owned subsidiaries: Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

In November 2013, we announced the closing of the sale of 1.3 million units for gross proceeds of $1.6 million in a non-brokered financing transaction with Manchester Explorer, L.P., certain individuals and entities associated with Manchester Explorer L.P. (collectively, “Manchester”) and 683 Capital Management LLC (the “November 2013 Financing”). Each unit was issued at a price of $1.20 per unit as adjusted for the 3 for 1 reverse stock split completed on September 3, 2014 (“2014 Reverse Stock Split”) and consists of one of our common shares and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one of our common shares at an exercise price of $1.50 per share as adjusted for the 2014 Reverse Stock Split.

On June 30, 2014, the Company announced a tender offer to exchange all Canadian denominated warrants with an expiration date of April 30, 2015 and March 29, 2016 for a new warrant. New warrants could be obtained by exchanging one hundred eighty (180) original warrants. New warrants would expire March 29, 2016 and have a strike price of $0.50. As a result of the September 3, 2014 share consolidation, three new warrants entitle the holder to purchase one common share at a price of $1.50. The exchange concluded on July 29, 2014. Approximately, 71% of all outstanding warrants expiring on April 30, 2015 and 48% of all outstanding warrants expiring on March 29, 2016 participated in the exchange.

On September 3, 2014, the Company changed its name from Adherex Technologies Inc. to Fennec Pharmaceuticals Inc. On that same date, the Company also announced that we had consolidated our outstanding share capital on the basis of one new security for every three outstanding.

On December 3, 2014, the Company completed the closing of a non-brokered private placement (the “Offering”) of 732,000 units for gross proceeds of $2.2 million. Each unit was issued at a price of $3.00 per unit and consisted of one common share of the Company and one half of a common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share of the Company during the period ending on the day following the earlier of: (A) the day that is two years from the date of issue or (B) if at any time from the date of issue (i) the common shares trade on the Toronto Stock Exchange (the “TSX”) at a price greater than CAD$5.00 per common share (subject to customary adjustments) for at least twenty-five (25) trading days within any thirty (30) trading day period (the “Triggering Event”) and (ii) the Company elects to deliver a notice to the holder within ten (10) trading days of the Triggering Event, the day that is 30 days after such notice, in either event at a price equal to $3.60 per whole common share.

Lead Product Candidates

The following are our lead product candidates, both of which are in the clinical stage of development:

•	Sodium Thiosulfate (STS) – a water soluble thiol compound that acts as a chemical reducing agent, currently in two Phase III clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children.

•	Eniluracil (EU) - an oral irreversible dihydropyrimidine dehydrogenase (DPD) inhibitor, the enzyme responsible for rapidly breaking down 5-FU, which completed a Phase II clinical trial in metastatic breast cancer in 2013.

We continue to focus efforts on STS, but have halted work Eniluracil due to lack of financing.

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

Annually in the U.S., it is estimated that over 2,000 children receive platinum based chemotherapy for localized cancers; globally approximately 7,000.  Of these, greater than 60% will develop profound and irreversible hearing loss.  The incidence ototoxicity in these children depends upon the age, dose, duration of chemotherapy and radiation used, and many of these children require lifelong hearing aids. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children at critical stages of development lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement. STS has the potential to prevent chemotherapy-induced hearing loss and may be the first available agent approved for this condition.

Investigators at OHSU have conducted Phase I and Phase II studies which have shown STS reduces the hearing loss associated with platinum-based chemotherapy. In one study at OHSU, the need for hearing aids to correct high frequency hearing loss was reduced from about 50% to less than 5%.

STS has been studied by cooperative groups in two Phase III clinical studies of survival and reduction of ototoxicity, The Clinical Oncology Group Protocol ACCL0431 and SIOPEL 6. The COG ACCL0431 protocol enrolled one of five childhood cancers typically treated with intensive cisplatin therapy for localized and disseminated disease, including newly diagnosed hepatoblastoma, germ cell tumor, osteosarcoma, neuroblastoma, and medulloblastoma.  SIOPEL 6 enrolled only hepatoblastoma patients with localized tumors.

SIOPEL 6

In October 2007, we announced that our collaborative partner, the International Childhood Liver Tumour Strategy Group, known as SIOPEL, a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, had launched a randomized Phase III clinical trial ("SIOPEL 6") to investigate whether STS reduces hearing loss in children receiving cisplatin, a platinum-based chemotherapy often used in pediatric oncology.  The study was initiated in October 2007 initially in the United Kingdom and through the end of 2014, 45 sites from 12 countries enrolled 113 evaluable patients. Under the terms of our agreement, SIOPEL will conduct and fund the clinical activity and we will provide drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. SIOPEL 6 completed enrollment of 113 evaluable children with liver (standard risk hepatoblastoma) cancer. Interim efficacy results on response to chemotherapy are evaluated after every 20 patients and reviewed by the Independent Data Monitoring Committee (“IDMC”). The IDMC has been established to assess any potential concern of an adverse effect of STS on the efficacy of the cisplatin chemotherapy and to review safety according to protocol pre-specified patient numbers. In February 2015, the IDMC recommended the continuation of SIOPEL 6 after conducting their final safety review on 100 patients. Previously, the IDMC reached a similar conclusion after reviewing the safety of 20, 40, 60 and 80 patients and their current recommendation on 100 patients to continue the clinical trial represents the last and final safety review. Patient recruitment has now been completed and the efficacy outcome based on audiometric results will be evaluated on an on-going basis as each child reaches the age of 3.5 years.

The primary objectives of SIOPEL 6 are:

•	To assess the efficacy of STS to reduce the hearing impairment caused by cisplatin
•	To carefully monitor any potential impact of STS on response to cisplatin and survival

The primary endpoint of the study is centrally reviewed absolute hearing threshold, at the age of ≥3.5 years, by pure tone audiometry, graded by Brock criteria. The Company expects preliminary results to be presented at international scientific conferences during 2015.

COG ACCL0431

In March 2008, we announced the activation of a Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group (“COG ACCL0431”). The goal of this Phase III study is to evaluate in a multi-centered, randomized trial whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children, one to eighteen years of age, who are to receive cisplatin according to their disease-specific regimen and, upon enrollment in this study, will be randomized to receive STS or not. Efficacy of STS will be determined through comparison of hearing sensitivity at follow-up relative to baseline measurements using standard audiometric techniques. The Children’s Oncology Group is responsible for funding the clinical activities for the study and we are responsible for providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The trial completed enrollment of 131 pediatric patients in the first quarter of 2012. Preliminary efficacy results from the completed COG ACCL0431 study were presented at the 2014 American Society of Clinical Oncology (ASCO) annual meeting in Chicago, Illinois. The data presented at ASCO are described below.

COG ACCL0431 - Preliminary Results

COG Study ACCL0431, “A Randomized Phase III Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children,” finished enrollment of 131 of which 126 were eligible patients in Q1 2012. The patients had been previously diagnosed with childhood cancers.

The primary endpoint was to evaluate the efficacy of STS for prevention of hearing loss in children receiving cisplatin chemotherapy (hypothesis: 50% relative reduction in hearing loss)

Secondary endpoints included:

•	Compare change in mean hearing thresholds
•	Compare incidence of other Grade 3/4 toxicities (renal and hematological)
•	Monitor Event Free Survival (EFS) and Overall Survival (OS) in two groups

126 eligible subjects were enrolled with germ cell tumor (32), osteosarcoma (30), neuroblastoma (26), medulloblastoma (26), hepatoblastoma (7) or other (5).  Of these 104 subjects (64 male and 29 <5 years old) were evaluable for the primary endpoint.

Subjects were randomized either to no treatment (control) or treatment with STS 16 grams/m2 IV over 15 minutes 6 hours after each cisplatin dose. Hearing was measured using standard audiometry for age and data were reviewed centrally using American Speech-Language-Hearing Association criteria.

The proportion of subjects with hearing loss assessed at 4 weeks post the final cisplatin dose (primary endpoint) and EFS/OS (log-rank test, 2-year cumulative estimates and Cox proportional hazards model) were compared between the two groups.

•	The proportion of hearing loss for STS vs. Control was 28.6% (14/49) vs. 56.4% (31/55), respectively (p=0.004).
•	Including all 126 subjects at median post-enrollment follow-up of 2.9 years for censored patients, EFS for STS vs. Control was 61.2% vs. 69.9% (p=0.31); OS was 77.0% vs. 88.9% (p=0.029).

A subset analysis by extent of disease determined post hoc was performed:

•	For subjects with localized disease, EFS for STS (N=40) vs. Control (N=38) was 72.5% vs. 68.3% (p=0.94); HR (hazard ratio) 1.03 (p=0.94); OS was 89.0% vs. 89.5% (p=0.48); HR 1.58 (p=0.48).
•	For those with disseminated (metastatic) disease, EFS for STS (N=21) vs. Control (N=26) was 41.6% vs. 72.5% (p=0.085); HR 2.13 (p=0.092); OS was 55.9% vs. 88.1% (p=0.011); HR 3.97 (p=0.019).

COG ACCL0431 - PRELIMINARY CONCLUSIONS

•	STS protects against cisplatin-induced hearing loss in children, especially for those < 5 years old.
•	In this study, use of STS did not result in lower EFS/OS in patients with localized disease. However, the lower survival among those with disseminated disease raises the concern of a tumor protective effect when STS is administered on this dose and schedule.

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

At the end of 2012, we completed the enrollment of Protocol AHX-03-202, an open-label, randomized Phase II study comparing the completely oral combination of Eniluracil/5-FU/leucovorin to capecitabine monotherapy in metastatic breast cancer (the “main study”). The study design included a crossover arm that allowed patients who had radiologically documented disease progression on capecitabine monotherapy to crossover and take Eniluracil/5-FU/leucovorin (the “Crossover Arm”).

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

Currently, Fennec does not have the financial resources to advance the development of Eniluracil.

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

On February 20, 2013, Fennec terminated the previous exclusive license agreement with OHSU and Oxiquant, a wholly owned subsidiary of Fennec, dated September 26, 2002 (the "Previous OHSU Agreement"). Pursuant to the Previous OHSU Agreement, OHSU granted Oxiquant an exclusive worldwide license to intellectual property directed to thiol-based compounds including STS and their use in oncology. In consideration, OHSU was issued 13,902 shares of common stock of Oxiquant that were subsequently converted upon the acquisition of Oxiquant into 21,250 shares of Fennec common stock, and warrants to purchase shares of Fennec common stock that subsequently expired in 2007. In addition under the Previous OHSU Agreement, the following milestone payments were included in the agreement: (i) $50,000 upon completion of Phase I clinical trials, (ii) $200,000 upon completion of Phase II clinical trials, (iii) $500,000 upon completion of Phase III clinical trials. Also, Oxiquant was to be liable for an additional milestone payment of $250,000 upon the first commercial sale for any licensed product. Further, the Previous OHSU Agreement required Fennec to pay OHSU a 2.5% royalty on net sales of any licensed products and a 15% royalty on any consideration received from sublicensing of the licensed technology.

The term of the New OHSU Agreement expires on the date of the last to expire claim(s) covered in the patents licensed to us, unless earlier terminated as provided in the agreement. STS is currently protected by methods of use patents that we exclusively licensed from OHSU that expire in Europe, Canada and Australia in 2021 and are currently pending in the United States and Japan. The New OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec has the right to terminate the New OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the New OHSU Agreement.

Development and License Agreement with GlaxoSmithKline

On July 14, 2005, we entered into a development and license agreement with GSK (“GSK Agreement”).  The GSK Agreement included the in-license by our Company of GSK’s oncology product, Eniluracil, and an option for GSK to license ADH-1, a compound we are no longer developing.  As part of the transaction, GSK invested $3.0 million in exchange for common shares of the Company.  On October 11, 2006, the GSK option to license ADH-1 expired unexercised.  Under the terms of the GSK Agreement relating to Eniluracil, we received an exclusive license to develop Eniluracil for all indications and GSK retained options to buy-back and assume development of the compound at various points in time.

On March 1, 2007, the GSK Agreement was amended and we purchased all of GSK’s remaining buy-back options for a fee of $1.0 million.  As a result of the amendment to the GSK Agreement, we now may be required to pay GSK development and sales milestones and royalties until the last applicable licensed GSK patent expires.  Specifically, if we file a New Drug Application, or NDA, with the Food and Drug Administration, or FDA, we may be required to pay development milestones of $5.0 million to GSK.  Additionally, depending upon whether the NDA is approved by the FDA and whether Eniluracil becomes a commercial success, we may be required to pay up to an additional $70.0 million in development and sales milestones for the initially approved indication, plus royalties in the low-double digit range based on annual net sales. If we pursue other indications, we may also be required to pay up to an additional $15.0 million to GSK for each FDA-approved indication. The GSK Agreement continues until the earliest of the date on which (i) the licensed patents expire or (ii) the GSK Agreement is terminated by either party in the event of an uncured breach by the breaching party after 60 days prior written notice.

Competition

Competition in the biotechnology and pharmaceutical industries is intense. We expect that if any of our product candidates achieve regulatory approval for sale, they will compete on the basis of drug efficacy, safety, patient convenience, reliability, ease of manufacture, price, marketing, distribution, and patent protection, among other variables. Our competitors may develop technologies or drugs that are more effective, safer or more affordable than any we may develop.

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

Generally, the steps required for drug approval in Canada and the United States, specifically in cancer related therapies, include:

•	Preclinical Studies: Preclinical studies, also known as non-clinical studies, primarily involve evaluations of pharmacology, toxic effects, pharmacokinetics and metabolism of a drug in animals to provide evidence of the relative safety and bioavailability of the drug prior to its administration to humans in clinical studies. A typical program of preclinical studies takes 18 to 24 months to complete. The results of the preclinical studies as well as information related to the chemistry and comprehensive descriptions of proposed human clinical studies are then submitted as part of the Investigational New Drug, application to the FDA, a Clinical Trial Application to the TPD, or similar submission to other foreign regulatory bodies. This is necessary in Canada, the United States and most other countries prior to undertaking clinical studies. Additional preclinical studies are conducted during clinical development to further characterize the toxic effects of a drug prior to submitting a marketing application.

•	Phase I Clinical Trials: Most Phase I clinical trials take approximately one year to complete and are usually conducted on a small number of healthy human subjects to evaluate the drug’s safety, tolerability and pharmacokinetics. In some cases, such as cancer indications, Phase I clinical trials are conducted in patients rather than healthy volunteers.

•	Phase II Clinical Trials: Phase II clinical trials typically take one to two years to complete and are generally carried out on a relatively small number of patients, generally between 15 and 50, in a specific setting of targeted disease or medical condition, in order to provide an estimate of the drug’s effectiveness in that specific setting. This phase also provides additional safety data and serves to identify possible common short-term side effects and risks in a somewhat larger group of patients. Phase II testing frequently relates to a specific disease, such as breast or lung cancer. Some contemporary methods of developing drugs, particularly molecularly targeted therapies, do not require broad testing in specific diseases, and instead permit testing in subsets of patients expressing the particular marker. In some cases, such as cancer indications, the company sponsoring the new drug may submit a marketing application to seek accelerated approval of the drug based on evidence of the drug’s effect on a “surrogate endpoint” from Phase II clinical trials. A surrogate endpoint is a laboratory finding or physical sign that may not be a direct measurement of how a patient feels, functions or survives, but is still considered likely to predict therapeutic benefit for the patient. If accelerated approval is received, the company sponsoring the new drug must continue testing to demonstrate that the drug indeed provides therapeutic benefit to the patient.

•	Phase III Clinical Trials: Phase III clinical trials typically take two to four years to complete and involve tests on a much larger population of patients suffering from the targeted condition or disease. These studies involve conducting controlled testing and/or uncontrolled testing in an expanded patient population, numbering several hundred to several thousand patients, at separate test sites, known as multi-center trials, to establish clinical safety and effectiveness. These trials also generate information from which the overall benefit-risk relationship relating to the drug can be determined and provide a basis for drug labeling. Phase III trials are generally the most time consuming and expensive part of a clinical trial program. In some instances, governmental authorities, such as the FDA, will allow a single Phase III clinical trial to serve as a pivotal efficacy trial to support a Marketing Application.

•	Marketing Application: Upon completion of Phase III clinical trials, the pharmaceutical company sponsoring the new drug assembles all the chemistry, preclinical and clinical data and submits it to the TPD or the FDA as part of a New Drug Submission in Canada or a New Drug Application, in the United States. The marketing application is then reviewed by the applicable regulatory body for approval to market the product. The review process generally takes twelve to eighteen months.

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

Good Manufacturing Practices

The FDA and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacture of pharmaceutical and biological products prior to approving a product. If, after receiving approval from regulatory agencies, a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required. All facilities and manufacturing techniques that may be used for the manufacture of our products must comply with applicable regulations governing the production of pharmaceutical products known as "Good Manufacturing Practices."

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

Pediatric Marketing Use Authorization (“PUMA”)

The PUMA approval is granted by the European Medicines Agency and is intended exclusively for pediatric (patients under 18 years of age) use. PUMA approval is valid in all countries within the European Economic Area. The PUMA process was established to make it more efficient for pharmaceutical companies to market drugs for children. New data for PUMA drugs are protected for 10 years and the applications are, in part, exempt from fees.

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

Research and development expenses totaled $0.4 million and $0.6 million for the fiscal years ended December 31, 2014 and 2013, respectively.

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

Employees

At December 31, 2014, we had one employee (our Chief Executive Officer). This employee is employed on a full-time basis and there are no part-time employees. The company uses independent contractors to perform the daily operations of the company.

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

To date, we have been engaged primarily in research and development activities. We have had no revenues through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We reported a loss of approximately $2.2 million (including a non-cash gain on derivative liabilities of $0.4 million and a gain on derivative settlement of $0.3 million) in the twelve months ended December 31, 2014, and reported a net income of approximately $1.8 million (which included a $3.8 million non-cash gain on derivatives) for the twelve months ended December 31, 2013. At December 31, 2014, we had an accumulated deficit of approximately $110.9 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing. Our ability to attain profitability will depend upon our ability to fund and develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

There is no assurance that we will successfully develop a commercially viable product.

Since our formation in September 1996, we have engaged in research and development programs. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until we have completed additional clinical trials, if at all. There can be no assurance that the research we fund and manage will lead to commercially viable products. We have completed a Phase II study for Eniluracil and completed enrollment of two Phase III studies for STS. Our products must still undergo substantial additional regulatory review prior to commercialization. As discussed elsewhere in this Annual Report, we currently do not have the financial resources to advance the development of Eniluracil.

We anticipate the need for additional capital in the future and if we cannot raise additional capital, we will not be able to fulfill our business plan.

We need to obtain additional funding in the future in order to finance our business strategy, operations and growth. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed. If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock or other securities. If we cannot raise sufficient capital when necessary, we will likely have to curtail operations and you may lose part or all of your investment.

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

The agreements with GSK and OHSU are terminable by either party in the event of an uncured breach by the other party. We may also terminate our agreement with OHSU at any time upon prior written notice of specified durations to the licensor. Termination of any of our collaborative arrangements could materially adversely affect our business. For example, if we are unable to make the necessary payments under these agreements, the licensor might terminate the agreement which might have a material adverse impact. In addition, our collaborators might not perform as agreed in the future.

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

In November 2013, and in December 2014, we announced the closing of a private placements for proceeds of $1.6 million and $2.2 million, respectively. Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop STS.

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

Eniluracil is currently protected in the US under an issued method of use patent that we own and which expires in 2029. STS is currently protected by methods of use patents that we exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States. None of the above expiry dates take into consideration additional and pending patent applications for Eniluracil that, if issued, could provide additional patent protection nor possible patent term extensions or periods of data exclusivity that may be available upon marketing approval in the various countries worldwide. In addition, periods of marketing exclusivity for STS may also be possible in the United States under orphan drug status. We obtained Orphan Drug Designation in the United States for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients in 2004; if it is subsequently approved, will have seven and a half years of pediatric exclusivity in the United States from the approval date. Refer to the “Description of Business” section of this report for a further description of the United States Orphan Drug Designation.

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

STS and Eniluracil, are currently only covered by “method of use” patents, which covers the use of certain compounds to treat specific conditions, and are not covered by “composition of matter” patents, which would cover the chemical composition of the compound. Method of use patents provides less protection than composition of matter patents because of the possibility of off-label competition if other companies develop or market the compound for other uses. If another company markets a drug that we expect to market under the protection of a method of use patent, physicians may prescribe the other company’s drug for use in the indication for which we obtain approval and have a patent, even if the other company’s drug is not approved for such an indication. Off-label use and sales could limit our sales and exert pricing pressure on any products we develop covered only by method of use patents. Also, it may be more difficult to find a collaborator to license or support the development of our product candidates that are only covered by method of use patents.

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

The biotechnology and pharmaceutical industry, and in particular the field of cancer therapeutics where we are focused, is very competitive. Many companies and research organizations are engaged in the research, development and testing of new cancer therapies or means of increasing the effectiveness of existing therapies, including, among many others, Amgen, AstraZeneca, Bayer, Bristol-Myers Squibb, Eli Lilly, Eisai, Merck KGaA, Novartis, Johnson & Johnson, Pfizer, Roche, Taiho and Sanofi-Aventis. Many of these companies have marketed drugs or are developing targeted cancer therapeutics which, depending upon the mechanism of action of such agents could be competitors.

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

To date, the Affordable Care Act (ACA) has not mandated the negotiation of price at the State or Federal level, nor has it identified the need for a federal level Formulary. The expansion of insured among children under the ACA is not expected to be significant since Medicaid was more available to children than the general population. The ACA should not have significant implications for the Company.

Any significant changes in the healthcare system in the United States, Canada or abroad would likely have a substantial impact on the manner in which we conduct business and could have a material adverse effect on our ability to raise capital and the viability of product commercialization.

Risks Related to Owning Our Common Shares

Our common stock has been delisted from NYSE Alternext US LLC (formerly the American Stock Exchange), which may make it more difficult for shareholders to dispose of their shares.

In December 2008, we received notice from the NYSE Alternext US, LLC (formerly the American Stock Exchange), or AMEX, that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we had incurred losses from continued operations and net losses in the five most recent fiscal years. On January 20, 2009, we voluntarily filed to delist our common stock from the AMEX and effective January 30, 2009, our common stock no longer traded on the AMEX. As a result, any trading of our common stock in the U.S. will need to be conducted in the over-the-counter market. In addition, our common stock is also subject to the SEC’s penny stock rules, which impose additional requirements on broker-dealers who effect trades. As a result, shareholders might have difficulty selling our common stock.

We may be unable to maintain the listing of our common stock on the TSX and that would make it more difficult for shareholders to dispose of their common stock.

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

Delisting from the TSX would make it more difficult for shareholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of our common stock. There can be no assurances that a market maker will make a market in our common stock on the OTCQB or any other stock quotation system after delisting. Furthermore, securities quoted over-the-counter generally have significantly less liquidity than securities traded on a national securities exchange, not only in the number of shares that can be bought and sold, but also through delays in the timing of transactions and lower market prices than might otherwise be obtained. As a result, shareholders might find it difficult to resell shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock, our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities are not traded on a national securities exchange.

The market price of our common stock is highly volatile and could cause the value of your investment to significantly decline.

Historically, the market price of our common stock has been highly volatile and the market for our common stock has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From March 15, 2010 to March 16, 2015, the trading price of our stock fluctuated from a high closing price of CAD$6.60 per share to a low closing price of CAD$0.33 per share on the TSX. From July 1, 2008 until our delisting on January 30, 2009, the trading price of our stock fluctuated from a high closing price of $12.42 per share to a low closing price of $0.54 per share on the AMEX. Historically, our common stock has had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common stock. It is likely that the market price of our common stock will continue to fluctuate significantly in the future.

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

Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” who are generally individuals with a net worth in excess of $1,000,000 (excluding their principal residence) or an annual income exceeding $200,000, or $300,000 together with their spouses. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our shareholders to sell their shares of common stock.

Additionally, our common stock is subject to additional SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national securities exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Our existing principal shareholders hold a substantial number of shares of our common stock and may be able to exercise influence in matters requiring approval of shareholders.

At March 16, 2015, our current shareholders separately representing more than 5% ownership in our Company collectively represented beneficial ownership of approximately 57% of our common stock. In particular, Southpoint Capital Advisors LP owns or exercises control over 3.7 million shares of common stock, representing approximately 35% of the issued and outstanding common stock. In addition, Manchester Explorer, LP, together with its associates, owns approximately 1.2 million shares, or 11% of our common stock. Furthermore, Mr. Robert Butts, our former Chairman of our Board of Directors, individually owns approximately 0.8 million shares, or 7% of our common stock, Southpoint Capital, Manchester Explorer, our other 5% shareholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our shareholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These shareholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common stock or deprive our other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

There are a large number of shares of our common stock underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common stock.

Sale or issuance of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. At March 16, 2015, we had outstanding warrants to purchase approximately 4.2 million shares of our common stock of which approximately $9.2 million were denominated in Canadian dollars which had a weighted average exercise price of CAD $4.32 per common share, and $3.9 million denominated in U.S. dollars which had a weighted average exercise price of $1.87 per common share. In addition, at March 16, 2015, there were approximately 2.4 million shares issuable upon the exercise of stock options granted by us of which approximately $3.2 million were denominated in Canadian dollars and had a weighted average exercise price of CAD $2.38 per common share and approximately $1.9 million were denominated in U.S. dollars and had a weighted average exercise price of $1.77 per common share. We may also issue further warrants as part of any future financings as well as the additional 0.2 million options to acquire our common stock currently remaining and available for issuance under our stock option plan.

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

We have not paid any dividends since incorporation and do not anticipate declaring any dividends in the foreseeable future. As a result, you may not be able to recoup your investment through the payment of dividends on your common stock and the lack of a dividend payable on our common stock might depress the value of your investment.

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

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Our common stock currently trades in the U.S. on the OTCQB Market under the trading symbol “FENCF”, and has traded in Canada on the TSX under the trading symbol “FRX” since September 3, 2014.  The following table sets forth the quarterly high and low market closing prices, and average daily trading volume on the OTCQB and the TSX, for the two most recent full fiscal years (prices reflect the September 3, 2014 stock split):

	OTC Market: OTCQB (in U.S. dollars)			Toronto Stock Exchange (in Canadian dollars)
Fiscal 2014:	High $	Low $	Volume	High $	Low $	Volume
Quarter ended 12/31/14	$3.13	$2.10	4,878	$3.65	$2.17	6,815
Quarter ended 09/30/14	3.57	2.11	6,283	3.75	2.25	8,489
Quarter ended 06/30/14	5.34	1.98	20,114	6.60	2.25	38,071
Quarter ended 03/31/14	$2.58	$1.02	11,061	$2.88	$1.08	7,390
Fiscal 2013:
Quarter ended 12/31/13	$1.20	$0.69	10,302	$1.44	$0.72	7,848
Quarter ended 09/30/13	1.38	0.69	4,094	1.50	0.72	3,771
Quarter ended 06/30/13	3.18	0.90	6,188	3.27	0.96	12,738
Quarter ended 03/31/13	$2.76	$1.44	2,980	$2.76	$0.96	3,231

As of March 16, 2015, the last reported sale on the TSX was CAD$3.34 per share and the last reported sale on the OTCQB was $2.51 per share.

Record Holders

As of March 16, 2015, there were approximately 173 shareholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS.  All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in Canada.  Cede & Co. and CDS are each considered to be one shareholder of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock.  We currently expect to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 24, 2014, April 25, 2014 and May 15, 2014, the Company issued 176,287, 275,324, 2,778 and 48,454 stock options, respectively, to certain consultants and officers of the Company in the U.S.. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD denominated grants at an exercise price of $1.59, $2.31, $3.60 and $2.79 per share, respectively, and are each exercisable for a period of 7 years from the grant date.

On April 25, 2014 Fennec granted 133,333 options each to Dr. Khalid Islam and Adrian Haigh. Such options shall vest: (i) as to 66,666 Common Shares, on the date of grant; and (ii) as to 66,667 Common Shares, upon and subject to orphan drug approval of STS in the EU, provided that they then remain on the Board of Directors of the Company at the time of such approval and that they have played a vital or precipitating part in obtaining such EU orphan drug designation, as reasonably determined by non-interested Board members. If the vesting conditions referred to in (ii) above have not occurred by May 31, 2016, the option to acquire the 66,667 Common Shares referred to in (ii) above shall be terminated and of no further force or effect.

On November 7, 2014 the Board of Directors amended the two of the vesting conditions. The Board determined that it would be appropriate and desirable to amend the conditions such that (i) it could be fully satisfied by the Company obtaining, in lieu of orphan drug designation, PUMA in Europe for STS; and (ii) the deadline for satisfaction of the vesting condition extended to December 31, 2017.

The Company has not recognized any expense associated with these options. On the date vesting conditions are met, the Company will recognize all of the expense associated with these options.

Exercises of warrants and options resulted in the issuance of approximately 142,000 new common shares in 2014. These exercises resulted in gross proceeds to the Company of approximately $161,000.

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

The tax consequences of an investment in common stock by persons who are not U.S. Shareholders may differ materially from the tax consequences discussed in this section. The Income Tax Act contains rules relating to securities held by some financial institutions. This Annual Report does not discuss these rules, and holders that are financial institutions should consult their own tax advisors. This discussion is based upon the following, all as currently in effect:

•	the Income Tax Act and regulations under the Income Tax Act;
•	the Code and U.S. Treasury regulations under the Code;
•	the U.S.-Canada Tax Treaty;
•	the administrative policies and practices published by the Canada Revenue Agency, formerly Revenue Canada;
•	all specific proposals to amend the Income Tax Act and the regulations under the Income Tax Act that have been publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date of this report;
•	the administrative policies and rulings published by the U.S. Internal Revenue Service, or the IRS; and
•	judicial decisions.

All of the foregoing are subject to change either prospectively or retroactively. This summary does not take into account estate or gift tax laws, the tax laws of the various provinces or territories of Canada or the tax laws of the various state and local jurisdictions of the United States or foreign jurisdictions.

This discussion does not address all possible tax consequences relating to an investment in common stock. No account has been taken of your particular circumstances, and this summary does not address consequences peculiar to you if you are subject to special provisions of U.S. or Canadian income tax law (including, without limitation, dealers in securities or foreign currency, tax-exempt entities, banks, insurance companies or other financial institutions, persons that hold common stock as part of a “straddle,” “hedge” or “conversion transaction,” persons acquiring shares upon exercise of stock options or in other compensatory transactions, and U.S. Shareholders that have a “functional currency” other than the U.S. dollar or that own common stock through a partnership, persons that hold common stock other than as a capital asset within the meaning of Section 1221 of the Code (generally, property held for investment purposes) or other pass-through entity). Therefore, you should consult your own tax advisor regarding the tax consequences of purchasing and owning our common stock.

Material U.S. Federal Income Tax Considerations

Subject to the discussion below regarding Passive Foreign Investment Companies and Controlled Foreign Corporations, this section summarizes certain material U.S. federal income tax consequences of ownership and disposition of our common stock to U.S. Shareholders.

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

A non-corporate U.S. shareholder may, under certain circumstances, be subject to information reporting requirements and “backup withholding” at a 28% rate on payments in the United States of dividends on, and the proceeds of disposition of, common stock. Backup withholding with respect to such amounts may apply unless you furnish the paying agent or middleman with a duly completed and signed Form W-9. You will be allowed a refund or a credit equal to any amount withheld under the U.S. backup withholding rules against your U.S. federal income tax liability, provided you furnish the required information to the IRS.

Under U.S. federal income tax law and Treasury Regulations, certain categories of U.S. shareholders must file information returns with respect to their investment in, or involvement in, a foreign corporation. For example, U.S. return disclosure obligations (and related penalties) are imposed on individuals who are U.S. shareholders that hold certain specified foreign financial assets in excess of certain thresholds. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a foreign entity. U.S. shareholders may be subject to these reporting requirements unless their common stock is held in an account at a domestic financial institution. Penalties for failure to file certain of these information returns are substantial.

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

The Company has not made the analysis necessary to determine whether or not it is currently a PFIC or whether it has ever been a PFIC.  There can be no assurance that the Company is not, has never been or will not in the future be a PFIC. If the Company were to be treated as a PFIC, any gain recognized by a U.S. shareholder upon the sale (or certain other dispositions) of common stock (or the receipt of certain distributions) generally would be treated as ordinary income, and a U.S. shareholder may be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain “excess distributions,” including any gain on the sale or certain dispositions of common stock. In order to avoid this tax consequence, a U.S. shareholder (i) may be permitted to make a “qualified electing fund” election, in which case, in lieu of such treatment, such shareholder would be required to include in its taxable income certain undistributed amounts of the Company’s income or (ii) may elect to mark-to-market the common stock and recognize ordinary income (or possible ordinary loss) each year with respect to such investment and on the sale or other disposition of the common stock. Additionally, if the Company is deemed to be a PFIC, a U.S. shareholder who acquires common stock in the Company from a decedent will be denied the normally available step-up in tax basis to fair market value for the common stock at the date of the death and instead will have a tax basis equal to the decedent’s tax basis if lower than fair market value. Neither the Company nor its advisors have the duty to or will undertake to inform U.S. shareholders of changes in circumstances that would cause the Company to become a PFIC. U.S. shareholders should consult their own tax advisors regarding the application of the PFIC rules including eligibility for and the manner and advisability of making certain elections in the event the Company is determined to be a PFIC at any point in time after the date of this report. The Company does not currently intend to take the action necessary for a U.S. shareholder to make a “qualified electing fund” election in the event the Company is determined to be a PFIC.

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

Under the Income Tax Act, assuming you are a U.S. Shareholder, and provided the common stock is listed on a designated stock exchange, which includes the TSX, you will generally not be subject to Canadian tax on a capital gain realized on an actual or deemed disposition of the common stock unless at any time during the sixty (60) month period before the actual or deemed disposition both: (A) you alone or together with persons with whom you did not deal at arm’s length owned or had rights to acquire 25% or more of our issued shares of any class and (B) more than 50% of the fair market value of the common stock was derived directly or indirectly from (i) real or immovable property situated in Canada; (ii) Canadian resource properties; (iii) timber resource properties; and (iv) options in respect of (i), (ii) or (iii) during the sixty (60) month period that precedes the disposition. Based upon our review of our financial data for the current and prior fiscal years, we have determined that our common stock does not currently derive, and has not derived during the past sixty (60) months, more than 50% of its fair market value from the property listed above, and this characterization of our common stock will likely continue.

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

Overview

In December 2008 we received notice from the American Stock Exchange that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we incurred losses from continued operation and net losses in the five most recent fiscal years. On January 29, 2009, we voluntarily filed to delist our common stock from the American Stock Exchange and effective January 29, 2009 our common stock was no longer traded on the American Stock Exchange. As a result, any trading of our common stock in the U.S. must now be conducted in the over-the-counter markets. Our common stock continues to trade on the Toronto Stock Exchange (“TSX”). The TSX also has continuing listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations. On September 18, 2012, the TSX issued an official delisting review of our common stock. On January 7, 2013, the TSX announced that it had completed its review of the common shares of the Company and had determined that the Company meets TSX's continuing listing requirements.

Patient enrollment for STS has completed in both COG ACCL0431 and SIOPEL 6, which are both Phase III trials of STS. The preliminary results of COG ACCL0431 were presented in the second quarter of 2014 and preliminary safety and efficacy results on SIOPEL 6 are expected to be presented in the second quarter of 2015. Further, in February 2015, the IDMC of SIOPEL 6 recommended that the study continue as planned after reviewing the safety of 100 patients enrolled in SIOPEL 6. Previously, the IDMC reached a similar conclusion after reviewing the safety of 20, 40, 60 and 80 patients and their current recommendation on 100 patients to continue the clinical trial represents the last and final safety review.  Each of these trials is managed by SIOPEL and the Children’s Oncology Group, respectively, and each group is responsible for the costs of the trial. We continue to hold STS patents and our responsibility in the testing and trials is limited to providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. SIOPEL 6 completed enrollment of 113 evaluable pediatric patients with liver (hepatoblastoma) cancer at participating SIOPEL centers worldwide in January 2015. COG ACCL0431 completed enrollment of 135 patients during the first quarter of 2012.

Eniluracil was previously under development by GSK. GSK advanced Eniluracil into a comprehensive Phase III clinical development program that did not produce positive results and GSK terminated further development. We developed a hypothesis as to why the GSK Phase III trials were not successful and licensed the compound from GSK in July 2005. We believe that Eniluracil might enhance and expand the therapeutic spectrum of activity of 5-FU, reduce the occurrence of a disabling side effect known as hand foot syndrome and allow 5-FU to be given orally. Fennec completed the enrollment of a Phase II trial comparing Eniluracil/5-FU/leucovorin vs. capecitabine in metastatic breast cancer patients at the end of 2012 after having enrolled 153 patients. After the completion of enrollment and with preliminary results of the trial, Fennec had an End-of-Phase II meeting with the FDA on May 22, 2013 to discuss the potential further development of Eniluracil. During the meeting, Fennec reviewed the opportunity that Eniluracil offers to Metastatic Breast Cancer (MBC) patients who had rapid disease progression on capecitabine.  Fennec proposed a small pivotal single arm clinical study addressing the special ability of Eniluracil/5-FU/leucovorin to meet the medical needs of these patients. However, the FDA strongly recommended that Fennec consider other larger clinical trial design alternatives for the future development of Eniluracil in MBC. We believe that it would be in the best interests of our shareholders and the cancer community to focus on seeking a partnership for Eniluracil, which may include the Company evaluating viable indications for Eniluracil other than MBC.  Data from the Phase II trial was published in a scientific journal.

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated a net loss of approximately $2.2 million for the twelve months ended December 31, 2014 (there was a non-cash gain on the change in derivative liability of $0.4 million and a gain on derivative settlement of $0.3 million), and net income of $1.8 million for the twelve months ended December 31, 2013 (as a result of a non-cash gain on derivatives of $3.8 million). As of December 31, 2014, our accumulated deficit was approximately $110.9 million.

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

On December 3, 2014, we completed a $2.2 million equity financing for general working capital. Further development of STS or Eniluracil will require additional capital.

Results of Operations

Fiscal 2014 versus Fiscal 2013

In thousands of U.S. Dollars	Fiscal 2014%		Fiscal 2013%		Increase (Decrease)

Revenue	$-		$-		$-
Operating expenses:
Research and development	357	12%	597	31%	(240)
General and administration	2,520	88%	1,334	69%	1,186
Total operating expense	2,877	100%	1,931	100%	946

Other income (loss)	704		3,777		(3,073)
Interest income	(3)		(1)		(2)

Net income (loss)	$(2,176)		$1,845		$(4,021)

•	Research and development expenses were lower in fiscal 2014, as compared to fiscal 2013 primarily due to a reduction in the costs associated with the Phase III study of STS as compared to the Eniluracil Phase II trial. In fiscal 2013, the Company ceased actively developing Eniluracil.
•	Increases in general and administrative expenses resulted primarily from the non-cash effects of issuing stock based compensation and select corporate administrative expenses tied to the 2014 warrant exchange, reverse stock split and name change.
•	Other income decreased $3.1 million as a result of change in the fair value of derivatives and an extinguishment of derivative liability associated with a warrant exchange concluded in July of 2014.
•	Interest income increased in fiscal 2014, as compared to 2014 due to a higher average cash balance for the comparable periods.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through December 31, 2014, as prepared under U.S. GAAP (dollars in thousands, except per share information). Share information has been restated to reflect the share consolidations in 2012 and 2014:

Period	Net (Loss)/Income for the Period	Basic Net (Loss)/Income per Common Share
March 31, 2013	$(4,108)	$(0.48)
June 30, 2013	$6,607	$0.78
September 30, 2013	$(1,766)	$(0.21)
December 31, 2013	$1,112	$0.12
March 31, 2014	$(3,194)	$(0.33)
June 30, 2014	$(750)	$(0.08)
September 30, 2014	$380	$0.03
December 31, 2014	$1,388	$0.14

	Three Months Ended
	December 31,	December 31,
Dollars in thousands	2014	2013
Selected Statement of Operations Data:
Revenue	$-	$-

Operating expenses
Research and development	165	90
General and administrative	625	326
Loss from operations	(790)	(416)
Unrealized gain/(loss)	2,179	1,524
Interest income and other	(1)	4

Net income/(loss) and comprehensive income/(loss)	$1,388	$1,112

The Company reported a net loss from operations of $0.8 million (which excludes a $2.2 million non-cash gain on derivatives) for the fourth quarter ended December 31, 2014, compared to a net loss from operations of $0.4 million (excluding the non-cash gain of $1.5 million) in 2013. The increase in the net loss from operations excluding the non-cash impact of derivatives is primarily due to an increase in general and administrative non-cash expenses associated with equity based compensation.

Research and development expenses totaled $0.2 million for the fourth quarter ended December 31, 2014, as compared to a $0.1 million in the same period in 2013. General and administrative expenses were $0.7 million in the fourth quarter ended December 31, 2014, as compared to $0.3 million in the same period in 2013. The increase is attributable to the non-cash impact of equity based compensation.

	December 31,	December 31,
Dollars in thousands	2014	2013
Selected Asset and Liability Data:
Cash and cash equivalents	$2,307	$1,663
Other current assets	65	89
Capital assets	-	-
Current liabilities excluding derivative warrant liability	440	344
Derivative warrant liability	1,319	2,863
Long term liabilities	-	-
Working capital[current assets – current liabilities excluding derivative liability]	1,932	1,408

Selected Equity:
Common stock	$68,656	$66,790
Accumulated deficit	(110,874)	(108,698)
Stockholders’ equity/(deficit)	613	(1,455)

Liquidity and Capital Resources

•	The increase in cash and cash equivalents between December 31, 2014 and December 31, 2013 is due to $2.2 million of cash proceeds from our December 2014 private placement, offset by clinical trial expenses related to our Phase III study of STS and our general and administrative expenses. The Company also received approximately $0.16 million in cash from the exercise of warrants and options to purchase an aggregate of approximately of 142,000 of our common shares.

•	The decrease in other current assets between December 31, 2013 and December 31, 2014 is a result of a reduction in prepaid insurance expenses.
•	Our liabilities decreased $1.5 million between December 31, 2013 and December 31, 2014. The decrease was primarily a result of the valuation of the derivative liability. Derivative liabilities decreased as a result of the mid-year warrant exchange and the change in share price at the two valuation dates.
•	Current liabilities excluding derivative warrant liability increased between December 31, 2014 and December 31, 2013. The increase was due to primarily to the research and development costs associated with STS at December 31, 2014.
•	At December 31, 2014, our working capital increased by approximately $0.5 million from December 31, 2013 due to proceeds from the 2014 private placement net of operating expenses for the year.

	12 Months Ended December 31,	12 Months Ended December 31,
Dollars and shares in thousands	2014	2013
Selected Cash Flow Data:
Net cash used in operating activities	$(1,699)	$(2,210)
Net cash provided from financing activities	2,343	1,570
Net cash provided from investing activities	-	-
Number of shares of common stock outstanding	10,593	9,719

The net cash flow used in operating activities for the year ended December 31, 2014 was approximately $1.7 million as compared to $2.2 million in 2013. This decrease is due to a decrease in our overall research and development activity associated with the STS Phase III trials during the fiscal year ended December 31, 2014 and the Company’s decision in 2013 to not pursue further development of Eniluracil.

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

We had cash and cash equivalents of approximately $2.3 million as of December 31, 2014.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At December 31, 2014, we had approximately $0.1 million in our cash accounts and $2.2 million in our money market accounts. We have not experienced any loss or write down of our money market investments for the year ended December 31, 2014 or for any other year since the inception of the Company.

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

None.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2014 consolidated financial statements.

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management‘s judgments.  Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the year ended December 31, 2014 and fiscal year ended December 31, 2013 we used the following weighted average assumptions:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Expected dividend	0%	0%
Risk-free interest rate	1.97-2.28%	1.10-1.72%
Expected volatility	136-140%	144-175%
Expected life	7 years	7 years

Common stock and warrants

Common stock is recorded as the net proceeds received on issuance after deducting all share issuance costs and the value of investor warrants. Warrants are recorded at fair value and are deducted from the proceeds of common stock and recorded on the consolidated statements of stockholders’ equity as additional paid-in capital.

Derivative Instruments

The Company applies ASC Topic 815-40, "Derivatives and Hedging" (ASC 815-40). One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency. The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments. ASC 815-40 specifies that a contract will not be treated as a derivative if it meets the following conditions: (a) indexed to the Company's own stock; and (b) classified in stockholders' equity in the Company's statement of financial position. The Company's outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is United States dollars. Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as a liability. All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency, and are included in stockholders' equity.

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

As of December 31, 2014, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $411 and $789, respectively (compared to a fair value of $2,015 and $794, respectively, as of December 31, 2013). For the twelve months ended December 31, 2014, there was a gain on the warrants expiring April 30, 2015 of $736, and a loss on the warrants expiring March 29, 2016 of $316 (compared to the twelve months ended December 31, 2013, during which period there was a gain on the warrants expiring April 30, 2015 of $2,683 and a gain on the warrants expiring March 29, 2016 of $1,052). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

On May 28, 2014, by majority vote the shareholders approved a warrant exchange, offering holders of warrants originally issued by the Company on or about April 30, 2010 and March 29, 2011 the opportunity to exchange 540 warrants for one new warrant to purchase one share of common stock at a lower exercise price. Each 540 warrants eligible to participate in the exchange entitled the holder thereof to purchase one share of the Company’s common stock at an exercise price of CAD$4.32. The new warrants issued in the exchange entitle the holder thereof to purchase one share of the Company’s common stock at an exercise price of $1.50. Other than described above, the new warrants have the same terms (including the same expiration date) as the warrants that were exchanged.

The warrant exchange concluded July 29, 2014 resulted in a gain on settlement of the warrants expiring April 30, 2015 and March 29, 2016 of $211 and $138, respectively, for the fiscal year ending December 31, 2014. The July 29, 2014 conclusion of the warrant exchange increased additional paid in capital for the warrants expiring April 30, 2015 and March 29, 2016 by $657 and $183, respectively. There was no corresponding change to additional paid in capital for the fiscal year ending December 31, 2013 for warrants expiring April 30, 2015 and March 29, 2016.

The value of the derivative warrant liability presented on the balance sheet has typically been influenced by changes in the underlying share price of the Company. During the twelve months ended December 31, 2014 the change in the derivative valuation was comprised of three factors:

•	A warrant exchange which concluded on July 29, 2014,
•	Forfeiture of contractor options denominated in Canadian dollars and;
•	A change in derivative liability due to share price movement.

The following table presents the overall change in derivative liability for the twelve months ended December 31, 2014 and December 31, 2013 (presented in thousands):

	Twelve months ended	Twelve months ended
Gain/(Loss) on Derivative Instruments	December 31, 2014	December 31, 2013
Warrants expiring April 30, 2015(1) (share Price effect)	736	2,683
Warrants expiring April 30, 2015(2) (derivative settlement)	211	-
Warrants expiring March 29, 2016(1) (share price effect)	(316)	1,052
Warrants expiring March 29, 2016(2) (derivative settlement)	138	-
Options to contractors(1) (share price effect)	(95)	42
Options to contractors(3) (forfeiture)	30	-
Gain/(loss) on Derivative Instruments	704	3,777

(1)	Change in derivative liability resulting from the fluctuation in the price of Fennec’s shares used to value the derivative instrument.

(2)	As a result of the warrant exchange concluded on July 29, 2014, holders of warrants expiring April 30, 2015 and March 29, 2016 (the “Existing (or Eligible) Warrants”) could elect to exchange their Eligible Warrants for “New Warrants”. New Warrants were denominated in the Company’s functional currency and thus, no longer considered derivative instruments under ASCA 815-40. Eligible Warrants participating in the exchange were valued on July 29, 2014 using the Black-Scholes Model and the resulting gain from the extinguishment of derivative liability was realized.

(3)	Options have a three year term from the date the contractual relationship is severed and unless approved by the Board of Directors, never greater than the original seven year term established from the date of issuance. Options which remain unexercised once the contractual relationship is severed after the lesser of three years from the date of severance or the seven years from date of original grant, are considered to be forfeited.

Outstanding Share Information

Our outstanding share data at December 31, 2014 follows (in thousands):

December 31,
2014
Common Shares	10,593
Warrants	4,201
Stock options	2,410
Total	17,204

Newly Adopted and Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," an amendment to FASB Accounting Standards Codification, or "ASC" Topic 740, Income Taxes, or "FASB ASC Topic 740." This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. This accounting guidance did not have a material impact on our consolidated financial statements or financial statement disclosures.

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we adopted for the annual financial statements of the fiscal year ending December 31, 2014. Subsequent to the adoption of ASU 2014-10, the Company will no longer present cumulative-to-date information in our statements of operations, cash flows, and stockholders’ equity.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2017. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position, cash flows, or results of operations.

In August 2014, the FASB issued ASU 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial statement disclosures.

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

At December 31, 2014, we had $2.2 million in money market investments as compared to $1.6 million at December 31, 2013; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments for the years ended December 31, 2014 and 2013.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we have business activities in Canada. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At December 31, 2014 the company held approximately fifty-six thousand Canadian dollars.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of December 31, 2014, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below under “Management’s Annual Report on Internal Control over Financial Reporting.”

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control Integrated Framework (1992). Based on the aforementioned 1992 COSO Framework criteria, our management concluded in its assessment of internal control over financial reporting that our internal control procedures, as of December 31, 2014, were not effective, as a result of having identified one material weakness in our internal control over financial reporting, as described in further detail below.

Our management has identified a control deficiency because we lack sufficient staff to segregate accounting duties.  We believe the control deficiency results primarily because we have only one full time individual performing all accounting and financial reporting duties. As a result, we do not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet, income and cash flow statement accounts in our interim or annual financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

To finance our continuing operations, we will need to raise additional funds beyond those from our most recent private placement in December 2014 and, as disclosed elsewhere in this report, there remains substantial doubt of our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations. If we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name of each of our executive officers and directors, such person’s principal occupation or employment, all other positions with us held by such person, if any, the year in which such person became a director of Fennec and such person’s age.

The Corporation has an Audit Committee, a Compensation Committee, and a Governance Committee. The current members of such committees are noted below:

Name and Province/State and Country of Residence, Position	Current Principal Occupation and Principal Occupation For Previous Five Years	Director Since	Age

Krysia Lynes North Carolina, USA Interim Chief Financial Officer	Co-Founder and Partner, GL Financial Consultants, LLC; previously General Manager Pneu-Hyd Industries; previously Controller Moncure Plywood	N/A	45

Chris A. Rallis (1)(2) North Carolina, USA Director	Executive in-residence at Pappas Ventures; previously, CEO of ImmunoBiosciences	August 2011	61

Rostislav Raykov New Jersey, USA Chairman of Board, Chief Executive Officer, Director	CEO of Fennec Pharmaceuticals Inc.; Co-Founder and Manager, DCML LLC; previously Portfolio Manager Alchem Partners; previously Portfolio Manager John Levin & Company	July 2009	39

Steven D. Skolsky (1)(2)(3) North Carolina, USA Director	Global Head of Clinical and Data Operations at Quintiles Transnational; previously CEO of Sequoia Pharmaceuticals	August 2011	59

Adrian J. Haigh (1)(3) Baar, Switzerland Director	Senior Vice President and General Manager at PTC Therapeutics; previously Chief Operating Officer, Gentium GmbH; previously Regional VP Commercial Operations, Biogen Idec	April 2014	55

Khalid Islam (2)(3) Zug, Switzerland Director	Chairman and CEO of Gentium S.p.A.; previously CEO of Arpida AG;	April 2014	59

(1)         Member of the Audit Committee

(2)         Member of the Compensation Committee

(3)         Member of the Governance Committee

Krysia Lynes

Ms. Lynes came to Fennec as an independent contractor in January 2010 in the capacity of Accounting Manager. She was appointed to interim Chief Financial Officer in 2013. Ms. Lynes is a partner of GL Financial Consultants, a management consulting firm. She has over 15 years of experience in accounting and cost management. Ms. Lynes received a MBA from McMaster University and a BASc in Chemical Engineering from the University of Toronto. She holds a Master Certificate in Six Sigma Black Belt and Lean Six Sigma from Villanova University and C.P.A. designation from the Chartered Professional Accountants of Canada. As a result of these and her professional experiences, she brings a great knowledge of management, cost control and process improvement to strengthen the Board’s collective qualifications, skills and experience.

Chris A. Rallis

Mr. Chris A. Rallis has served as a director of Fennec since August 2011. Mr. Rallis has been an executive-in-residence at Pappas Ventures, a life science venture capital firm since January 2008. Previously, Mr. Rallis was the President and Chief Executive Officer of ImmunoBiosciences, Inc. (“IBI”), a vaccine technology company formerly located in Raleigh, North Carolina from April 2006 through June 2007.  Prior to joining IBI, Mr. Rallis served as an executive in residence (part time) for Pappas Ventures, and as a consultant for Duke University and Panacos Pharmaceuticals, Inc.  Mr. Rallis is the former President and Chief Operating Officer and director of Triangle Pharmaceuticals, Inc., which was acquired by Gilead Sciences in January 2003 for approximately $465 million. Prior to assuming the role of President and COO in March 2000, he was Executive Vice President, Business Development and General Counsel.  While at Triangle, Mr. Rallis participated in 11 equity financings generating gross proceeds of approximately $500 million. He was also primarily responsible for all business development activities which included a worldwide alliance with Abbott Laboratories and the in-licensing of ten compounds.  Before joining Triangle in 1995, Mr. Rallis served in various business development and legal management roles with Burroughs Wellcome Co. over a 13-year period, including Vice President of Strategic Planning and Business Development.  Mr. Rallis also serves on the boards of Aeolus Pharmaceuticals, a biopharmaceutical company located in Mission Viejo, California and Oxygene Biotherapeutics, a biopharmaceutical company located in Morrisville, North Carolina. Mr. Rallis received his A.B. degree in economics from Harvard College and a J.D. from Duke University. As a result of these and other professional experiences, Mr. Rallis possesses particular healthcare industry knowledge and experience which strengthens the Board’s collective qualifications, skills, and experience.

Rostislav Raykov

Mr. Raykov has served as a director of Fennec since July 2009 and as Chief Executive Officer since July 2009.  Since May 2007, Mr. Raykov has also been a General Partner at DCML, a private investment partnership. Prior to DCML, from January 2006 to December 2007, Mr. Raykov was a portfolio manager for Alchem Investment Partners and John Levin & Co Prior to founding Alchem, Mr. Raykov was a portfolio manager and securities analyst for John A. Levin & Co. Event Driven Fund (2002-2005). Prior to joining John A. Levin & Co., Mr. Raykov was a securities analyst for the Merger Fund at Tiedemann Investment Group (1999-2002) and an investment banking analyst at Bear Stearns (1998-1999).  Mr. Raykov earned a B.S. in Business Administration from the University of North Carolina at Chapel Hill. As a result of these and other professional experiences, Mr. Raykov has financial expertise and experience with the Company as it has developed within the drug development industry and, as such, is able to provide the Company with unique insight and guidance.

Steven D. Skolsky

Mr. Steven D. Skolsky has served as a director since August 2011. With a distinguished career spanning 30 years in the life sciences, Mr. Skolsky is a recognized industry leader who has held numerous international general management and executive leadership roles in the pharmaceutical and biotech sectors with a principal emphasis on commercialization, product strategy, and new product development. He was recently appointed to the position of Global Head of Clinical and Data Operations at Quintiles Transnational after serving as Principal of EXPIS Partners, a strategic life science consultancy. Mr. Skolsky also currently serves on the Board of BasileaPharmaceutica, a Swiss based biopharmaceutical company where he previously served as Vice Chairman of the Board. Mr. Skolsky is the former President and Chief Executive Officer of Sequoia Pharmaceuticals, a privately held company specializing in novel antiviral therapeutics. Prior to his appointment at Sequoia, he held the position of Chief Executive Officer at Trimeris, Inc., a publicly held company that discovered and commercialized Fuzeon®, a first-in-class HIV therapeutic in collaboration with partner F. Hoffmann-La Roche. Previously, Mr. Skolsky served over 20 years at GSK in a range of senior leadership roles, including Senior Vice President of Global Product Strategy and Clinical Development, Managing Director of GSK’s operations in Australia and New Zealand and Head of GlaxoWellcome’s Division of HIV/Oncology. Mr. Skolsky received his Bachelor’s Degree in Biology from the University of North Carolina at Chapel Hill. As a result of these and other professional experiences, Mr. Skolsky possesses particular healthcare industry knowledge and experience which strengthens the Board’s collective qualifications, skills, and experience.

Adrian J. Haigh

Mr. Adrian Haigh is currently Senior Vice President and General Manager at PTC Therapeutics where he has overall responsibility for building PTC’s presence in Europe, the Middle East and Africa. Mr. Haigh was formerly Senior Vice President, Commercial Operations and Chief Operating Officer of Gentium GmbH. He built and managed the company’s commercial and medical affairs organization and was also responsible for business development, playing a pivotal role in the sale of Gentium to Jazz Pharmaceuticals for $1billion. Prior to joining Gentium, Adrian served as Regional Vice President, Commercial Operations at Biogen Idec where he managed several affiliates and also the global distributor business. From 2002 to 2007 he held leadership positions at Amgen, including General Manager of Portugal and Scandinavia and Head of the $1.5 billion International Oncology Franchise. His career also includes management positions with SmithKline Beecham, Schering-Plough, Organon and Novo-Nordisk. He received a Bachelor of Arts with Honors in Economic History from Huddersfield Polytechnic, West Yorkshire, England and a Diploma in Marketing from the Institute of Marketing. As a result of these and other professional experiences, Mr. Haigh has extensive international oncology development expertise which strengthens the Board’s collective qualifications, skills and experience.

Dr. Khalid Islam

Dr. Khalid Islam has been the Chairman and CEO of Gentium S.p.A. (a Nasdaq-listed company; 2009-2014) where he led the transition from a loss-making to a cash-flow positive and profitable company. Under his leadership the company value increased from 25m USD leading to a successful all cash $1 billion merger with Jazz Pharmaceuticals, plc. From 1999-2008, Dr. Islam was President and CEO of Arpida AG where he transitioned the early-stage start-up to a SWX-listed company and raised $300 million in the IPO and follow-on offerings. From 1987-1999, he held various positions in HMR & MMD (now Sanofi-Aventis). From 1977-1987, Dr. Islam worked in academia at Imperial College (Univ. of London) and in Milan University, where he was a contract professor. Dr. Islam is a graduate of Chelsea College and received his Ph.D. from Imperial College, University of London. He holds several patents and has published over 80 articles in leading journals. He is an advisor to the venture group Kurma Biofund (Paris). He is a founder/co-founder of Sirius Healthcare Partners GmbH (Zurich), PrevAbr LLC (D.C.), BioAim LLC (L.A.) & Life Sciences Management GmbH (Zug). He is currently the Chairman of the Board of Directors of Pcovery Aps (Copenhagen), Adenium Aps (Copenhagen) and C10 Pharma AS (Oslo). As a result of these and other professional experiences, Mr. Islam has extensive international expertise transitioning from development to production which strengthens the Board’s collective qualifications, skills and experience.

Audit Committee

On behalf of the Board, the Audit Committee of the Board retains, oversees and evaluates Fennec’s independent auditors, reviews the financial reports and other financial information provided by Fennec, including audited financial statements, and discusses the adequacy of disclosure with management and the auditors. The Audit Committee also reviews the performance of the independent auditors in the annual audit and in assignments unrelated to the audit, assesses the independence of the auditors, and reviews their fees. The Audit Committee is also responsible for reviewing Fennec’s internal controls over financial reporting and disclosure. The Audit Committee operates under a written charter adopted by the Board.

The directors have appointed an Audit Committee consisting of three directors: Chris A. Rallis, Steven Skolsky and Adrian Haigh, each of whom is independent and financially literate within the meaning of National Instrument 52-110 – Audit Committees. In addition, the Board has determined that Mr. Rallis qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC based on his business and financial experience described above.

Code of Ethics

In February 2004, Fennec’s Board adopted a Mandate of the Board of Directors, Corporate Governance Guidelines and a Code of Business Conduct and Ethics (the “Conduct and Ethics Code”) applicable to all officers, directors and employees of Fennec. Fennec is committed to adhering to applicable legal requirements and maintaining the highest standards of conduct and integrity. The Conduct and Ethics Code sets out the legal and ethical standards of conduct for personnel of Fennec and addresses topics such as: reporting obligations and procedures; honest and ethical conduct and conflicts of interest; compliance with applicable laws and Company policies and procedures; confidentiality of corporate information; use of corporate assets and opportunities; public disclosure and books and records; and non-retaliation. Fennec undertakes to provide to any person without charge, upon request, a copy of such Conduct and Ethics Code by writing to Attn: Code of Ethics Request, Fennec Pharmaceuticals Inc., 68 TW Alexander Drive, PO Box 13628, Research Triangle Park, North Carolina 27709.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets out certain information respecting the compensation paid to our Executive Officers, for the fiscal years ended December 31, 2014 and December 31, 2013 to our Chief Executive Officer and our Chief Financial Officer, who was the only other officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Rostislav Raykov, Chief	2014	178,462	40,000	199,750	-	-	418,212
Executive Officer	2013	140,000		11,656	-	-	151,656

Krysia Lynes, Interim Chief	2014	139,673	5,000	15,900	-	-	160,573
Financial Officer	2013	26,453	-	11,656	-	-	38,109

Robert Andrade, Former	2014	-	-	-	-	-	-
Chief Financial Officer	2013	109,500	-	-	-	-	109,500

Dr. Thomas Spector, Former	2014	-	-	-	-	-	-
Chief Scientific Officer	2013	71,500	-	-	-	30,000	101,500

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Dollar value amounts are based on individual grants to each of, Mr. Raykov of 16,666, 83,333 and 25,000 options on August 23, 2013, January 24, 2014 and December 31, 2014, at an exercise price of $0.72, $1.59 and $2.69 per common share, respectively, which will expire on August 23, 2020, January 24, 2021 and December 31, 2021, respectively; and Ms. Lynes of 16,666 and 10,000 options on August 23, 2013 and January 24, 2014, at an exercise price of $0.72 and $1.59 per common share, respectively, which will expire on August 23, 2020 and January 24, 2021, respectively. All options vested in full on the date of grant.

(2)	The term “incentive plan” means any plan providing compensation intended to serve as incentive for performance to occur over a specified period, whether such performance is measured by reference to financial performance of the Company, the Company's stock price, or any other performance measure. An “equity incentive plan” is an incentive plan or portion of an incentive plan under which awards are granted that fall within the scope of ASC 718. A “non-equity incentive plan” is an incentive plan or portion of an incentive plan that is not an equity incentive plan.
(3)	Consists of the taxable benefit for premiums paid for group term life insurance, long term disability and long term care insurance. In addition, effective June 19, 2013, Dr. Thomas Spector resigned as Chief Scientific Officer and in connection with such resignation, Dr. Spector entered into a Separation and Mutual Release Agreement with the Company providing for a lump sum payment to Dr. Spector of $30,000 for benefits and separation pay.

Rostislav Raykov

Mr. Raykov has been employed by Fennec since July 2009.  Pursuant to an employment agreement dated May 3, 2010 between Mr. Raykov and Fennec, Mr. Raykov is employed as Fennec’s Chief Executive Officer and: (a) received an initial annual salary in the amount of $140,000, subject to annual adjustment by our Board of Directors, (b) upon approval by shareholders of our amended stock option plan was granted options to purchase up to 5.0% of our common stock outstanding estimated by us to be outstanding upon completion of the 2010 Rights Offering, and (c) may receive annual bonuses at the sole discretion of the Board. If Mr. Raykov’s employment terminates due to a change of control of Fennec, any then remaining unvested shares under his options shall immediately vest and be fully exercisable. If Mr. Raykov is dismissed from employment by us for any reason other than “cause,” we are obligated to pay Mr. Raykov severance compensation equal to twelve months of salary. The initial term of the agreement was for one year and the agreement automatically extends for additional one-year periods unless terminated by either party in accordance with the agreement.

Krysia Lynes

Ms. Lynes joined Fennec, as an independent contractor in January 2010 and is the interim Chief Financial Officer. She has over 15 years of experience in accounting and cost management. Currently she manages her own consulting company. Prior positions include Production Leader for Case Canada, Staff Accountant for the Wade Group, General Manager for Pneu-Hyd Industries, Controller for Moncure Plywood, and Senior Analyst for BCBNC. Krysia received a MBA from McMaster University and a BASc in Chemical Engineering from the University of Toronto. She holds Master Certificate in Six Sigma Black Belt and Lean Six Sigma from Villanova University and CA, CPA designation from the Canadian Institute of Chartered Accountants.

In addition to his employment agreement, Mr. Raykov, is a party to a confidentiality and intellectual property agreement with us. Ms. Lynes also has a confidentiality and intellectual property agreement as part of her independent contractor agreement.

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

Equity Grants, Exercises and Holdings

The following table sets forth information concerning the number and value of unexercised options held by each Named Executive Officer as of December 31, 2014. All executive awards vest and are exercisable immediately.

Outstanding Equity Awards at December 31, 20141

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)		Option Expiration Date
Rostislav Raykov	25,000	—	USD$	2.69	12/31/2021
	83,333	—	USD$	1.59	01/24/2021
	16,666	—	USD$	0.72	08/23/2020
	50,000	—	USD$	1.05	11/20/2019
	17,050	—	CAD$	1.89	08/19/2018
	323,961	—	CAD$	2.43	08/18/2017
Krysia Lynes	16,666	—	USD$	0.72	08/23/2020
	10,000	—	USD$	1.59	01/24/2021

(1)	The current Stock Option Plan provides for grants denominated in US and CAD dollars.

Termination Benefits

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment of $180,000.

Compensation of Directors

Director Compensation Table

The following table summarizes the compensation earned by or paid to the Company's non-executive directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mr. Haigh	8,000	—	334,900	(3)	—	—	—	$342,900
Dr. Islam	8,500	—	334,900	(3)	—	—	—	$343,400
Mr. Rallis	15,500	—	56,897	(2)	—	—	—	$72,397
Mr. Skolsky	12,500	—	51,897	(2)	—	—	—	$64,397

(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2) Dollar value amounts are based on individual grants of 3,144 options on January 24, 2014, 4,329 options on April 24, 2014, 1,389 options on May 15, 2014, 1,960 options on November 7, 2014 and 10,000 options on December 31, 2014 at an exercise price per common share of $1.59, $2.31, $3.60, $2.55 and $2.69, respectively, to both Chris Rallis and Steve Skolsy. Mr. Rallis received an additional grant of 1,792 options on August 4, 2014 at an exercise price per common share of $2.79. All options vested in full on the date of grant. All options expire 7 years from the date of grant.

(3) Dollar value amounts are based on individual grants of 133,332 options on April 24, 2014 and 10,000 options on December 31, 2014 at an exercise price per common share of $2.31 and $2.69, respectively. Options issued on April 24, 2014, to Mr. Haigh and Dr. Islam shall vest: (i) as to 66,666 common shares, on the date of grant; and (ii) as to 66,666 common shares, upon and subject to orphan drug approval of STS in the EU, provided that they then remain on our Board of Directors at the time of such approval and that they have played a vital or precipitating part in obtaining such EU orphan drug designation, as reasonably determined by our non-interested Board members. If the vesting conditions referred to in (ii) above have not occurred by May 31, 2016, the option to acquire the 66,666 common shares referred to in (ii) above shall be terminated and of no further force or effect. We will amortize the expense of these performance based options over the vesting period. The company will re-measure the value of these performance based options at each balance sheet date and adjust the expense amortized accordingly. This will continue until the date of vesting, expiration or forfeiture. All options, whether fully vested or not, expire 7 years from the date of grant.

The annual compensation considerations for non-executive directors also include the awarding of stock options. We believe that granting of options to the non-executive directors serves three primary purposes: (1) to recognize the significant time and effort commitments during the past year; (2) to provide long-term incentives for future efforts since the value of the options is directly dependent on the market valuation of the Company; and (3) to retain quality individuals. When determining whether and how many new option grants will be made, the Compensation Committee takes into account the amount and terms of any outstanding options. Fennec does not require its non-executive directors to own a specific amount of common stock.

Each of Chris A. Rallis and Steven D. Skolsky has entered into an Independent Director Agreement with the Company, dated as of August 25, 2011, which provides for (i) cash compensation in the form of $2,000 per board meeting attended, and (ii) non-cash compensation in the form of a grant of options to purchase shares of the Company’s common stock having an aggregate value equal to $5,000 (with price per share and exercise price based on the value of the Company’s common stock as of the date of grant) per board meeting attended.  The options immediately vest when granted and are otherwise subject to the terms and conditions of the Company’s Stock Option Plan, as amended. The Independent Director Agreements also provide for the reimbursement of such director’s reasonable travel and related expenses incurred in the course of attending board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding shares of our common stock beneficially owned as of March 16, 2015 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person. Except as otherwise indicated below, the address for each listed shareholder is c/o Fennec Pharmaceuticals Inc., 68 TW Alexander Drive, PO Box 13628, Research Triangle Park, North Carolina 27709.

Name	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (1)

Adrian J. Haigh	-	143,333	-	143,333	1.33%

Dr. Khalid Islam	-	143,333	-	143,333	1.33%

Krysia Lynes	-	44,519	-	44,519	* %

Chris A. Rallis	-	87,152	-	87,152	* %

Rostislav Raykov	40,740	516,010	22,222	578,972	5.19%

Steven D. Skolsky	-	74,249	-	74,249	* %

All officers and directors as a group (6 persons)	40,740	1,008,596	22,222	1,071,558	9.20%

Southpoint Capital Advisors LP (2)	3,703,703	-	293,511	3,997,214	36.63%

683 Capital Management LLC(3)	712,133	-	187,430	899,563	8.32%

Robert Butts	768,592	-	768,592	1,537,184	13.50%

Manchester Management Company LLC (4)	905,608	-	905,608	1,811,216	15.72%

* Percentage of shares beneficially owned does not exceed one percent.

(1)	For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or group has the right to acquire within 60 days after March 16, 2015. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 16, 2015 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 16, 2015, there were 10,619,535 shares of our common stock issued and outstanding.

(2)	Southpoint Capital Advisors, LP, 623 Fifth Avenue, Suite 2503, New York, New York 10022. John S. Clark, II holds dispositive power over the shares owned by Southpoint Capital Advisors, LP.

(3)	683 Capital Management, LLC, 595 Madison Avenue, 17th Floor, New York, New York 10025. Ari Zweiman holds dispositive power over the shares owned by 683 Capital Management LLC.

(4)	Manchester Management Company, LLC, 131 Charles Street, 1st Floor, Boston Massachusetts 02114. Includes 1,285,333 shares owned by Manchester Explorer, L.P. and 525,833 shares owned by JEB Partners, L.P. Manchester Management holds dispositive power over the shares held by Manchester Explorer, L.P. and JEB Partners, L.P. Jeb Besser and Morgan Frank hold shared dispositive power over the shares held by Manchester Management Company, LLC. Additionally, Jeb Besser owns 192,666 shares for which he has sole dispositive power and Morgan Frank owns 166,666 shares for which he has sole dispositive power.

Equity Compensation Plan Information

The following table provides certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2014 (share amounts are in thousands):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights (*)	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans	1,072	USD $	1.77	238
approved by security holders	1,338	CAD $	2.38

Total	2,410		-	238

* The Company’s current stock option plans allow for the issuance of stock options denominated in both U.S. dollars and Canadian dollars.  This table presents the number and weighted-average exercise price of outstanding options by the currency associated with the original grants  At December 31, 2014 we had 1,072 stock options denominated in U.S. dollars with a weighted-average exercise price of $1.77 and 1,338 stock options denominated in CAD dollars with a weighted-average exercise price of CAD$2.38.  At December 31, 2014, we had 238 stock options available for future issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

There were no related party transactions during the year ended December 31, 2014.

Director Independence

The Board of Directors is composed of a majority of independent directors. The Board applies the definition of independence found in the rules of the SEC and in Canadian National Instrument 58-101 and National Policy 58-201. The Board has determined that Haigh, Islam, Rallis and Skolsky are “independent”. Mr. Raykov, Chairman and Chief Executive Officer of the Company is considered to have a material relationship with the Company by virtue of his executive officer position and is therefore not independent. Fennec is of the view that the composition of its Board reflects a diversity of background and experience that are important for effective corporate governance. Other directorships held by Board members are described in this Annual Report under the heading “Directors and Executive Officers.”

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees for professional services and other services rendered by our independent auditors, Deloitte LLP in fiscal year 2014 and 2013 (in US dollars):

	Fiscal Year 2014	Fiscal Year 2013
Audit Fees (1)	88,953	100,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	8,570	15,000
All Other Fees (4)	-	-
Total	$97,523	$115,500

(1)	Audit Fees include fees for the standard audit work that needs to be performed each year in order to issue an opinion on the consolidated financial statements of the Company and to issue reports on the local statutory and regulatory financial statements. It also includes fees for services that can only be provided by the Company’s auditor such as auditing of non-recurring transactions.
(2)	Audit-Related Fees This category includes assurance and related services that are reasonably related to the performance of the audit or review and are traditionally performed by the independent accountant. These services likely include but are not limited to: employee benefit plan audits, accounting consultations and audits in connection with proposed or consummated acquisitions, special assignments related to internal control reviews, and attest services related to financial reporting that are not required by statute or regulation.
(3)	Tax Fees include fees for periodic tax consultations and compliance services in various local, regional and national tax jurisdictions.
(4)	All Other Fees include fees for products and services other than Audit Fees, Audit Related Fees and Tax Fees.

The Audit Committee does not have formal pre-approval policies and procedures; however, prior to the engagement by the registrant, the Audit Committee approved all of the services performed by Deloitte LLP as required by SEC regulation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are included as part of this Annual Report filed on Form 10-K:

1.  Financial Statements – See Index to Financial Statements on page F-1.

2.  All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3.  Exhibits:

Exhibit No.	Description	Location

3.1	Notice of Articles dated August 25, 2011	Exhibit 3.2I to the Form 8-K of the Company filed August 26, 2011

3.2	Articles dated August 25, 2011	Exhibit 3.2II to the Form 8-K of the Company filed August 26, 2011

3.3	Notice of Alteration Dated September 3, 2014	Exhibit 3.1 to the Form 8-K of the Company filed September 9, 2014

10.1	Exclusive License Agreement, dated as of September 26, 2002, by and between Oregon Health & Science University and Oxiquant, Inc.	Exhibit 4.5 to the Form 20-F Registration Statement (No. 001-32295) of the Company, filed September 17, 2004

10.2	Development and License Agreement dated July 14, 2005 between Fennec Pharmaceuticals Inc. and Glaxo Group Limited**	Exhibit 4.30 to Form 6-K of the Company filed July 22, 2005

10.3	Amendment No. 1 to Development and License Agreement dated December 20, 2005 between Glaxo Group Limited and Fennec Pharmaceuticals Inc.**	Exhibit 4.36 to the Form 20-F Annual Report (No. 001-32295) of Fennec for the fiscal year ended December 31, 2005, filed on March 31, 2006

10.4	Amendment No. 2 to Development and License Agreement dated June 23, 2006 between Glaxo Group Limited and Fennec Pharmaceuticals Inc.**	Exhibit 4.41 to Form 6-K of the Company filed August 9, 2006

10.5	Amendment No. 3 to Development and License Agreement dated January 17, 2007 between Fennec Pharmaceuticals Inc. and Glaxo Group Limited	Exhibit 4.42 to Form 6-K of the Company filed January 19, 2007

10.6	Amendment No. 4 to Development and License Agreement dated May 23, 2007 between Fennec Pharmaceuticals Inc. and Glaxo Group Limited	Exhibit 10.1 to Form 8-K of the Company filed June 19, 2007

10.7	Amended and Restated Stock Option Plan	Exhibit 10.19 to Form 10-K of the Company filed March 28, 2008

10.8	Lease Termination and Release	Exhibit 10.24 to Form 10-Q of the Company filed November 16, 2009

10.9	Amended and Restated Employment Agreement - Robin J. Norris*	Exhibit 10.23 to Form 10-Q of the Company filed November 16, 2009

10.10	Lease agreement dated January 1, 2010, between Fennec and Valfern Holdings, Inc.	Exhibit 10.27 to the Form 10-Q of the Company filed on May 14, 2010

10.11	Executive Employment Agreement dated May 3, 2010 by and between Fennec and Rostislav Raykov*	Exhibit 10.28 to the Form 10-Q of the Company filed on May 14, 2010

10.12	Executive Employment Agreement dated May 3, 2010 by and between Fennec and Robert Andrade*	Exhibit 10.29 to the Form 10-Q of the Company filed on May 14, 2010

10.13	Executive Employment Agreement dated May 3, 2010 by and between Fennec and Dr. Thomas Spector*	Exhibit 10.30 to the Form 10-Q of the Company filed on May 14, 2010

10.14	Form of Independent Director Agreement, dated May 3, 2010	Exhibit 10.31 to the Form 10-Q of the Company filed on May 14, 2010

10.15	Master Service Agreement with OCT Group LLC	Exhibit 10.1 to the Form 10-Q of the Company filed on November 15, 2010

10.16	Amendment No. 2 to Master Service Agreement with OCT Group LLC, dated August 16, 2011	Exhibit 10.1 to the Form 10-Q of the Company filed on November 14, 2011

10.17	Amendment No. 3 to Master Service Agreement with OCT Group LLC, dated June 4, 2012	Exhibit 10.1 to the Form 10-Q of the Company filed on August 2, 2012

10.18	Amendment No. 4 to Master Service Agreement with OCT Group LLC, dated October 29, 2012	Exhibit 10.1 to the Form 10-Q of the Company filed on November 14, 2012

10.19	Subscription Agreement, dated November 15, 2013, between the Company, Technologies Inc. and Manchester Management LLC	Exhibit 10.19 to the Form 10K/A of the Company filed on April 2, 2014

10.20	Form of Subscription Agreement from December 3, 2014 private placement	Filed herewith

21	Subsidiaries	Exhibit 8 to the Form 20-F Registration Statement (No. 001-32295) of the Company filed September 17, 2004

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1	Interactive Data File	Filed herewith

*	Indicates a management contract or compensatory plan.

**	The Company has received confidential treatment with respect to certain portions of this exhibit. Those portions have been omitted from this exhibit and are filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fennec Pharmaceuticals Inc.
By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director
Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	March 31, 2015
Rostislav Raykov	(principal executive officer) and Director

/s/ Krysia Lynes	Chief Financial Officer	March 31, 2015
Krysia Lynes	(principal financial officer and principal accounting officer)

/s/ Adrian J. Haigh	Director	March 31, 2015
Adrian J. Haigh

/s/ Dr. Khalid Islam	Director	March 31, 2015
Dr. Khalid Islam

/s/ Chris A. Rallis	Director	March 31, 2015
Chris A. Rallis

/s/ Steven D. Skolsky	Director	March 31, 2015
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

FENNEC PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fennec Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Fennec Pharmaceuticals Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer. During the year ended December 31, 2014, the Company incurred a loss from operations of $2,877,000. At December 31, 2014, it had an accumulated deficit of $110,874,000 and had experienced negative cash flows from operating activities in the amount of $1,699,000. In addition, it had a deficiency in working capital at December 31, 2014 and the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

March 31, 2015

Fennec Pharmaceuticals Inc.

Consolidated Balance Sheets

(U.S. Dollars and shares in thousands, except per share amounts)

	December 31,	December 31,
	2014	2013

Assets

Current assets:
Cash and cash equivalents	$2,307	$1,663
Prepaid expenses	48	81
Other current assets	17	8
Total assets	$2,372	$1,752

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$308	$212
Accrued liabilities	132	132
Derivative instruments (Note 4)	1,319	2,863
Total current liabilities	1,759	3,207

Total liabilities	1,759	3,207

Commitments (see Note 7)

Stockholders' equity (deficiency):
Common stock, no par value; unlimited shares authorized; 10,593 shares issued and outstanding (2013-9,719)	68,656	66,790
Additional paid-in capital	41,588	39,210
Accumulated deficit	(110,874)	(108,698)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity (deficiency)	613	(1,455)
Total liabilities and stockholders’ equity (deficiency)	$2,372	$1,752

 (The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Operations

(U.S. dollars and shares in thousands, except per share information)

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Revenue	$-	$-

Operating expenses:
Research and development	357	597
General and administrative	2,520	1,334

Loss from operations	(2,877)	(1,931)

Other (expense) income :
Unrealized gain on derivatives	355	3,777
Foreign exchange gain/(loss)	(5)	(3)
Gain on derivative settlement	349	-
Interest (expense) income and other	2	2
Total other (expense) income, net	701	3,776

Net income/(loss) and total comprehensive income/(loss)	$(2,176)	$1,845

Earnings/(loss) per share common stock, basic	$(0.22)	$0.19

Earnings/(loss) per share common stock, diluted	$(0.22)	$0.17

Weighted-average number of common shares outstanding, basic	9,871	9,719

Weighted-average number of common shares outstanding, diluted	9,871	10,571

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Cash flows (used in) provided by:
Operating activities:
Net income/(loss)	$(2,176)	$1,845
Adjustments to reconcile net income/ (loss) to net cash used in operating activities:
Unrealized gain on derivatives	(355)	(3,777)
Gain on derivative settlement	(349)	-
Stock-based compensation - consultants	434	25
Stock-based compensation - employees	627	62
Changes in operating assets and liabilities	120	(365)
Net cash used in operating activities	(1,699)	(2,210)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Issuance of units, net of issue costs	2,182	1,570
Issuance of units, options exercise	140	-
Issuance of units, warrants exercise	21	-
Net cash provided by financing activities	2,343	1,570

Effect of exchange rate on cash and cash equivalents	-	-
(Decrease) increase in cash and cash equivalents	644	(640)
Cash and cash equivalents - Beginning of period	1,663	2,303
Cash and cash equivalents - End of period	$2,307	$1,663

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statement of Stockholders' Equity (Deficiency)

(U.S. dollars and shares in thousands, except per share information)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficit)

Balance at December 31, 2012	8,386	$65,952	$-	$38,391	$1,243	$(110,543)	$(4,957)
Stock options issued to consultants	-	-	-	25	-	-	25
Stock options issued to employees	-	-	-	62	-	-	62
Rights offering	1,333	838	-	732	-	-	1,570
Net income	-	-	-	-	-	1,845	1,845
Balance at December 31, 2013	9,719	66,790	-	39,210	1,243	(108,698)	(1,455)
Stock options issued to consultants	-	-	-	434	-	-	434
Stock options issued to employees	-	-	-	627	-	-	627
Exercise of stock options	127	140	-	-	-	-	140
Exercise of warrants	15	21	-	-	-	-	21
Exchange of warrants	-	-	-	840	-	-	840
Rights offering	732	1,705	-	477	-	-	2,182
Net loss	-	-	-	-	-	(2,176)	(2,176)
Balance at December 31, 2014	10,593	$68,656	$-	$41,588	$1,243	$(110,874)	$613

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.         Nature of Business and Going Concern

Fennec Pharmaceuticals Inc. (“Fennec”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Fennec Pharmaceuticals, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

During the year ended December 31, 2014 the Company incurred a net loss from operations of $2,176. At December 31, 2014, it had an accumulated deficit of $110,874 and had experienced negative cash flows from operating activities in the amount of $1,699.

These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance the Company’s business strategy, operations and growth through the issuance of equity, debt or collaboration. If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.         Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of Fennec and of all its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

On August 10, 2011, and again on May 28, 2014, the Board of Directors approved a 1-for-18 and a 1-for-3 reverse stock split, or “Share Consolidation”, respectively, which became effective on August 25, 2011 and September 3, 2014, respectively. The combined 1-for-54 reverse stock split affected all of the Company’s common shares, stock options and warrants outstanding at the effective date. Consequently, the Company has retroactively adjusted its financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis. The number of units and unit prices (including with respect to the units issued in our April 2010 Private Placement and the Rights Offering) have not been adjusted to reflect the Share Consolidation, and the number of warrants outstanding have not been adjusted to reflect the Share Consolidation (in accordance with the terms of the warrants, the number of shares of common stock issuable thereunder were adjusted as a result of the Share Consolidation but not the number of warrants outstanding).

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and thus we have applied to the presentation of the annual financial statements of the fiscal year ending December 31, 2014. Since we have adopted ASU 2014-10, the Company no longer presents cumulative-to-date information in our statements of operations, cash flows, and stockholders’ equity.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," an amendment to FASB Accounting Standards Codification, or "ASC" Topic 740, Income Taxes, or "FASB ASC Topic 740." This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. This accounting guidance did not have a material impact on our consolidated financial statements or financial statement disclosures.

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

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At December 31, 2014, the Company had $2,307 in cash and money market accounts (2013- $1,663). Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments.

Financial instruments

Financial instruments recognized on the balance sheets at December 31, 2014 and December 31, 2013 consist of cash and cash equivalents, accounts payable, accrued liabilities and derivative instruments, the carrying values of which, with the exception of the derivative instruments, approximate fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading. The derivative liabilities are carried at fair value.

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

The policy risks are primarily the opportunity cost of the conservative nature of the allowable investments. As the main purpose of the Company is research and development, the Company has chosen to avoid investments of a trading or speculative nature.

Common stock and warrants

At December 31, 2007, the Company had warrants outstanding to purchase common stock that were denominated in both U.S. and Canadian dollars, which resulted in the Company having warrants outstanding that were denominated outside the Company’s U.S. dollar functional currency.

In November 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 07-5, Issue Summary No.1 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-5”), codified as ASC 815-40.  In June 2008, one of the conclusions reached under EITF 07-05 was a consensus that an equity-linked financial instrument would not be considered indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency. The issues brought to the EITF for discussion related to how an entity should determine whether certain instruments or embedded features are indexed to its own stock. This discussion included equity-linked financial instruments where the exercise price is denominated in a currency other than the issuer's functional currency, such as the Company’s outstanding warrants to purchase common stock that were denominated in Canadian dollars. This conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), codified as ASC 815-10. SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders' equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133. As a result, the Company’s outstanding warrants denominated in Canadian dollars were not considered to be indexed to its own stock and should therefore be treated as derivative financial instruments and recorded at their fair value as a liability. The Company issued further Canadian dollar denominated warrants on April 30, 2010 and March 29, 2011 and this resulted in warrants being shown as a liability which is marked to market at December 31, 2014 and December 31, 2013. At December 31, 2014, the derivative liabilities were valued at $1,319 (2013: $2,863). There was a realized gain on settlement of derivative liability associated with the warrant exchange of $349 (2013: $nil) and the unrealized gain on the value of the underlying securities was $355 (2013: $3,777) for the year ended December 31, 2014. Details of the warrant exchange are explained in note 4 of the financial statements.

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

The Company accounts for uncertainty in income taxes by following the Financial Accounting Standards Board issued Interpretation No. 48 (‘‘FIN 48’’), codified as ASC 740-10-25, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.’’ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes”, codified as ASC 740-10. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the financial statements. Upon adoption of FIN 48, the Company has elected an accounting policy that continues to classify accrued interest and penalties related to liabilities for income taxes in income tax expense.

Foreign currency translation

The U.S. dollar is the functional currency for the Company’s consolidated operations. All gains and losses from currency translations are included in results of operations.

Earnings/(Loss) per share

Basic net earnings/(loss) per share is computed by dividing net earnings/(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share is computed using the same method, except the weighted average number shares of common stock outstanding includes convertible debentures, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods. Accordingly, options to purchase 2,410 and warrants to purchase 4,201 shares at December 31, 2014, were not included in earnings per share. These options and warrant were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. In 2013 the Company had net income as a result of the gain on derivative instruments and 1,138 options but no warrants outstanding were included in the number of shares outstanding for the calculation of earnings per share.

Recent accounting pronouncements

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

In August 2014, the FASB issued ASU 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial statement disclosures.

3.        Stock options

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the stock option plan from a fixed number of 6,666 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 2,648 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years(1) from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. A summary of the stock option transactions, for both the Canadian and U.S. dollar grants, through the year ended December 31, 2014 is below.

(1) 12/31/2014 Grant to Christopher Davis was for a period of two years. Grant expense was calculated by same method as all other options with the exception of a two year, versus seven year expiration. The expected dividend rate used was 0%, risk-free rate of interest was 0.67% and the calculated 2 year volatility was 125%.

The following options granted under the stock option plan are exercisable in Canadian dollars:

		Exercise Price in Canadian Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2012	1,390	1.62-2.43	$2.34
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(26)	2.43	-
Outstanding at December 31, 2013	1,364	1.62-2.43	2.34
Granted	-	-	-
Exercised	(17)	1.89	1.89
Forfeited or expired	(9)	1.62-2.43	1.72
Outstanding at December 31, 2014	1,338	$ 1.62-2.43	$2.38

Price in Canadian Dollars	# outstanding and exercisable at December 31, 2014	Weighted average remaining life (years)
$1.62	21	3.26
$1.89	84	3.34
$2.43	1,233	2.64
TOTAL	1,338	2.69

The following options granted under the stock option plan are exercisable in U.S. dollars:

		Exercise Price in U.S. Dollars
	Number of Options	Range	Weighted- average
Outstanding at December 31, 2012	443	$0.45 - 34.02	$2.01
Granted	105	0.72 – 2.94	0.96
Exercised	-	-	-
Forfeited or expired	(4)	15.66 – 30.78	30.42
Outstanding at December 31, 2013	544	0.45 – 30.78	1.80
Granted	654	1.59 – 3.60	2.24
Exercised	(110)	0.60 – 1.05	1.01
Forfeited or expired	(16)	1.89 – 34.02	20.51
Outstanding at December 31, 2014	1,072	$0.45 – 15.66	$1.77

Price in US Dollars	# Outstanding and Exercisable at December 31, 2014	Remaining life (years)
$0.45	11	4.63
$0.54	20	4.38
$0.60	75	4.26
$0.72	83	5.65
$0.96	11	5.62
$1.05	130	4.89
$1.50	31	3.88
$1.59	176	6.07
$1.68	33	4.97
$1.89	10	3.63
$2.31	275	6.32
$2.40	8	5.26
$2.55	4	6.86
$2.69	148	5.99
$2.79	49	6.60
$2.94	3	5.38
$3.60	3	6.38
$5.40	1	0.71
$15.66	1	0.40
	1,072	5.66

Stock compensation expense for the fiscal years ended December 31, 2014 and 2013 was $1,061 and $87 respectively.  These amounts have been included in the general and administrative expenses for the respective periods. The weighted average fair value per share of options granted during the fiscal years ended December 31, 2014 and 2013 was $2.24 and $0.96, respectively. The intrinsic value (being the difference between the share price at December 31, 2014 and exercise price) of stock options outstanding at December 31, 2014 was $1,744.

The fair values of options granted in fiscal years ended December 31, 2014 and 2013 were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions for all options with a seven year expiration:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Expected dividend	0%	0%
Risk-free interest rate	1.97 - 2.28%	1.10–1.73%
Expected volatility	136 - 140%	144-175%
Expected life	7 years	7 years

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

As of December 31, 2014, the fair value of the warrants expiring April 30, 2015 and March 29, 2016 was determined to be $411 and $789, respectively (December 31, 2013 – warrants expiring April 30, 2015, fair value of $2,015, March 29, 2016, fair value of $794). There was an unrealized gain associated with derivative liabilities of $355. Detail of this unrealized gain on derivative liability is shown in table below. There was a gain on the warrants expiring April 30, 2015 of $736, and a loss on the warrants expiring March 29, 2016 of $316 for the twelve months ended December 31, 2014 (December 31, 2013 - warrants expiring April 30, 2015, gain of $2,683; March 29, 2016, gain of $1,052). There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

The following table presents the overall unrealized gain on derivatives for the years ended December 31, 2014 and December 31, 2013:

	Year ended	Year ended
	December 31, 2014	December 31, 2013
Warrants expiring April 30, 2015	736	2,683
Warrants expiring March 29, 2016(1) (share price effect)	(316)	1,052
Options to contractors	(95)	42
Options to contractors(1) (forfeiture)	30	-
Unrealized gain on derivatives	355	3,777

(1)Options have a three year term from the date the contractual relationship is severed and unless approved by the board, never greater than the original seven year term established from the date of issuance. Options which remain unexercised once the contractual relationship is severed after the lesser of three years from the date of severance or the seven years from date of original grant, are considered to be forfeited.

The 2014 Warrant Exchange

On May 28, 2014, by majority vote the shareholders approved a 10 for 1 warrant exchange, offering holders of warrants originally issued by the Company on or about April 30, 2010 and March 29, 2011 the opportunity to exchange 540 original warrants for one new warrant to purchase one share of common stock at a lower exercise price. Each 54 warrants eligible to participate in the exchange currently entitle the holder thereof to purchase one share of the Company’s common stock at an exercise price of CAD$4.32. The new warrants issued in the exchange will entitle the holder thereof to purchase one share of the Company’s common stock at an exercise price of $1.50. Other than described above, the new warrants will have the same terms (including the same expiration date) as the warrants that are exchanged.

As a result of the warrant exchange concluded on July 29, 2014, holders of warrants expiring April 30, 2015 and March 29, 2016 (the “Existing (or Eligible) Warrants”) could elect to exchange their Eligible Warrants for “New Warrants”. New Warrants were denominated in the Company’s functional currency and thus, no longer considered derivative instruments under ASCA 815-40. Eligible Warrants participating in the exchange were valued on July 29, 2014 using the Black-Scholes Model and the resulting gain from the extinguishment of derivative liability was realized.

Approximately, 71% of all outstanding warrants originally issued by the Company on April 30, 2010 and 48% of all outstanding warrants issued on March 29, 2011 participated in the exchange. The warrant exchange concluded July 29, 2014 resulted in a gain on settlement of the warrants expiring April 30, 2015 and March 29, 2016 of $211 and $138, respectively, for the fiscal year ending December 31, 2014. The July 29, 2014 conclusion of the warrant exchange increased additional paid in capital for the warrants expiring April 30, 2015 and March 29, 2016 by $657 and $183, respectively.

Options issued to contractors in a foreign currency

During the fiscal years ended December 31, 2011 and 2010, the Company issued 36 and 29 (respectively) options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13 "Compensation-Stock Compensation (Topic 718): Effect of Denominating the exercise price of a share based payment award in the currency of the market in which the underlying equity security trades", no such exception exists for contractors. These options will be marked to market until the earlier of their expiry or exercise. All Canadian denominated options issued to contractors fully vest at issuance and expire seven years from date of issuance. The fair value of these options at December 31, 2014 and December 31, 2013 was $119 and $54, respectively. The loss for these options for the twelve months ended December, 2014 was $95. There was a gain on these options for the twelve months ended December, 2013 of $42.

The following is a summary of Canadian denominated contractor option activity for the twelve months ended December 31, 2014 and 2013.

	Number of Options	Weighted-average
	Outstanding (thousands)	Exercise Price
Outstanding at December 31, 2012	65	1.82
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2013	65	1.82
Granted	-	-
Exercised	-	-
Forfeited	(10)	1.72
Outstanding at September 30, 2014	55	$1.84

5.         Fair Value Measurements

The Company has adopted ASC 820 Fair Value Measurements and Disclosure Topic of the FASB. This Topic applies to certain assets and liabilities that are being measured and reported on a fair value basis. The Fair Value Measurements Topic defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. This Topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Topic requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at December 31, 2014
	Quoted Price in Active			Significant
	Markets for Identical		Significant Other	Unobservable
	Instruments		Observable Inputs	Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$100	(1)	$2,207	$-	$2,307
Liabilities
Derivative liabilities	$-		$1,319		$1,319
Total	$100		$3,526	$-	$3,626

The Company's financial instruments include cash and cash equivalents and derivative liabilities. Only cash equivalents and derivative liabilities are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company. The warrants are carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions; expected dividend 0%; risk-free interest rate of 0.33%-1.00%; expected volatility of 114% - 121%; and a 0.3 or 1.2 year remaining life. The options also use the Black Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 1.04%-1.11% expected volatility of 134%- 138%; and a 2.9-3.4 year remaining life. The risk free rate was based on Bank of Canada Bond issues of similar term. Expected volatility was estimated by using historical volatility of weekly close share prices for a period equal to the remaining life of the instrument.

(1) The Company held $100 in cash, of which $53 was in Canadian funds (translated into US dollars).

6.         Stockholders’ Equity

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

Equity financings

On November 22, 2013, the Company completed the closing of non-brokered private placement of 4,000 units for gross proceeds of $1,600.  Each unit was issued at a price of $0.40 per unit and consisted of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one common share at a price of $0.50 per share for a period of five years from the date of issuance.

On December 3, 2014, the Company completed the closing of a non-brokered private placement of 732 units for gross proceeds of $2,197. Each unit was issued at a price of $3.00 per unit and consisted of one common share of the Company and one half of a common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share of the Company during the period ending on the day following the earlier of: (A) the day that is two years from the date of issue or (B) if at any time from the date of issue (i) the common shares trade on the Toronto Stock exchange (the “TSX”) at a price greater than CAD$5.00 per common share (subject to customary adjustments) for at least twenty-five (25) trading days within any thirty (30) trading day period (the “Triggering Event”) and (ii) the Company elects to deliver a notice to the holder within ten (10) trading days of the Triggering Event, the day that is 30 days after such notice, in either event at a price equal to $3.60 per whole common share.

Warrants to Purchase Common Stock

At December 31, 2014, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD$4.32 and a weighted average remaining life of 0.7 years. The Company also had warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.87 and a weighted average remaining life of 2.9 years:

	Common Shares Issuable Upon Exercise
Warrant	of Outstanding Warrants at	Exercise Price
Description	December 31, 2014	CAD/USD	Expiration Date
Inverstor warrants (1)	1,307	$4.32 CAD	April 30, 2015
Inverstor warrants (2)	821	$4.32 CAD	March 29, 2016
Inverstor warrants (3)	300	$1.50 USD	April 30, 2015
Inverstor warrants (4)	74	$1.50 USD	March 29, 2016
Inverstor warrants (5)	366	$3.60 USD	December 3, 2016
Inverstor warrants (6)	1,333	$1.50 USD	November 22, 2018
	4,201

(1) On April 30, 2010, the Company announced that it had completed a first closing of a non-brokered private placement of 240,066 units, at a price of CAD$0.03 per unit for net proceeds of CAD$7,200. Each unit consisted of one common share and one common share purchase warrant. As a result of the share consolidations, each fifty-four (54) warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$4.32 per whole share for a period of five years from the issue date.

(2) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of CAD$0.03 per unit for total net proceeds of $2,547. Each unit consisted of one common share and one common share purchase warrant. As a result of the share consolidations, each fifty-four (54) warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$4.32 per whole share for a period of five years from the issue date.

(3) On June 30, 2014, the Company announced a tender offer to exchange all Canadian denominated warrants with an expiration date of April 30, 2015 for a new warrant. New warrants could be obtained by exchanging one hundred eighty (180) original warrants. New warrants expire April 30, 2015 and have a strike price of $0.50. As a result of the September 3, 2014 share consolidation, three new warrants entitle the holder to purchase one common share at a price of $1.50.

(4) On June 30, 2014, the Company announced a tender offer to exchange all Canadian denominated warrants with an expiration date of March 29, 2016 for a new warrant. New warrants could be obtained by exchanging one hundred eighty (180) original warrants. New warrants would expire March 29, 2016 and have a strike price of $0.50. As a result of the September 3, 2014 share consolidation, three new warrants entitle the holder to purchase one common share at a price of $1.50.

(5) On November 22, 2013, the Company announced it had completed the closing of a non-brokered private placement of 4,000 units, at a price of $0.40 per unit for net proceeds of $1,600. Each unit consisted of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one common share of the Company at a price of $0.50 per share for a period of five years from the date of issuance. As a result of the September 3, 2014 share consolidation, each three (3) warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of $1.50 per whole share for a period of five years from the issue date.

(6) On December 3, 2014, the Company completed the closing of a non-brokered private placement of 732 units for gross proceeds of $2,197. Each unit was issued at a price of $3.00 per unit and consisted of one common share of the Company and one half of a common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share of the Company during the period ending on the day following the earlier of: (A) the day that is two years from the date of issue or (B) if at any time from the date of issue (i) the common shares trade on the TSX at a price greater than CAD$5.00 per common share (subject to customary adjustments) for at least twenty-five (25) trading days within any thirty (30) trading day period (the “Triggering Event”) and (ii) the Company elects to deliver a notice to the holder within ten (10) trading days of the Triggering Event, the day that is 30 days after such notice, in either event at a price equal to 3.60 per whole common share. Proceeds from this transaction were allocated between common shares and the warrants based on their relative fair value.

7.         Commitments and Contingencies

Oregon Health & Science University Agreement

On February 20, 2013, Fennec entered into a new exclusive license agreement with Oregon Health & Science University (“OHSU”) for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including STS and their use in oncology (the "New OHSU Agreement"). OHSU will receive certain milestone payments, a 2.5 percent royalty on net sales for licensed products which can be reduced to 1.0 percent upon a $150,000 buy down and a 5 percent royalty on any consideration received from sublicensing of the licensed technology. Milestone payment fees payable to OHSU include $100,000 upon first commercial sale for any licensed product.

On February 20, 2013, Fennec terminated the previous exclusive license agreement with OHSU and Oxiquant a wholly owned subsidiary of Fennec, dated September 26, 2002 (the "Previous OHSU Agreement"). Pursuant to the Previous OHSU Agreement, OHSU granted Oxiquant an exclusive worldwide license to intellectual property directed to thiol-based compounds including STS and their use in oncology. In consideration, OHSU was issued 13,902 shares of common stock of Oxiquant that were subsequently converted upon the acquisition of Oxiquant into 21,250 shares of Fennec common stock, and warrants to purchase shares of Fennec common stock that subsequently expired in 2007.

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

Executive Severance

In the event of his termination with us other than for cause, the Company will pay CEO, Rostislav Raykov, a one-time severance compensation payment equal to 12 months of salary (currently$180,000).

8.         Income Taxes

The Company operates in both U.S. and Canadian tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows:

	Year Ended December 31,	Year Ended December 31,
	2014	2013
Domestic (loss)/gain	(1,327)	2,620
Foreign loss	(849)	(775)
Gain before income taxes	(2,176)	1,845

Expected statutory rate (recovery)	26.50%	26.50%
Expected provision for (recovery of) income tax	(577)	489
Permanent differences	96	(977)
Change in valuation allowance	(2,863)	230
Effect of foreign exchange rate differences	13	36
Effect of non-capital losses expired	3,344	-
Effect of tax rate changes and other	(13)	222
Provision for income taxes	$-	$-

The Canadian statutory come tax rate of 26.5 percent is comprised of federal income tax at approximately 15.5 percent and provincial income tax at approximately 11.0 percent.

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2013, December 31, 2012:

	December 31, 2014	December 31, 2013
Future tax assets:
SR&ED expenditures	2,195	2,195
Income tax loss carryforwards	19,355	22,220
Non-refundable investment tax credits	1,719	1,719
Share issue costs	19	31
Accrued expenses	-	-
Fixed and intangible assets	1,019	1,006
Harmonization credit	-	-
	24,307	27,170
Less: valuation allowance	(24,307)	(27,170)
Net future tax assets	$-	$-

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term. At December 31, 2013 the Company has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry forwards and non-refundable investment tax credits. The unclaimed amounts and their expiry dates are as listed below:

	Federal	Province/ State
SR&ED expenditures (no expiry)	$8,283	$-
Income tax loss carryforwards (expiry date):
2015	4,975	4,975
2021	26	-
2022	233	-
2023	133	-
2024	1,536	1,455
2025	4,795	4,768
2026	20,562	20,497
2027	8,340	8,320
2028	10,840	10,823
2029	8,502	8,502
2030	2,608	2,607
2031	3,378	3,378
2032	3,491	3,490
2033	1,788	1,788
2034	1,832	1,832
Investment tax credits (expiry date):
2018	10
2019	8
2020	96
2021	55
2022	548
2023	399
2024	178
2025	199
2026	86
2027	90
2028	50
2029	-
2030	-

