Form 10-Q
period 2015-03-31
FENNEC PHARMACEUTICALS INC.
filed 2015-05-15
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____

Commission File Number: 001-32295

FENNEC PHARMACEUTICALS INC.

(formerly ADHEREX TECHNOLOGIES INC.)

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	20-0442384
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

PO Box 13628, 68 TW Alexander Drive	27709
Research Triangle Park, North Carolina	(Zip Code)
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

As of May 14, 2015, there were 10,619,535 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	March 31,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$1,916	$2,307
Prepaid expenses	31	48
Other current assets	2	17
Total assets	$1,949	$2,372

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$384	$308
Accrued liabilities	45	132
Derivative instruments (Note 3)	694	1,319
Total current liabilities	1,123	1,759

Total liabilities	1,123	1,759

Commitments and contingencies (see Note 6)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized;	68,683	68,656
10,620 shares issued and outstanding (2014-10,593)
Additional paid-in capital	41,597	41,588
Accumulated deficit	(110,697)	(110,874)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	826	613
Total liabilities and stockholders’ equity	$1,949	$2,372

(The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements)

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Revenue	$-	$-

Operating expenses:
Research and development Sodium Thiosulfate	42	24
Research and development Eniluracil	1	8
General and administrative	409	505

Loss from operations	(452)	(537)

Other income/(expense):
Unrealized gain/(loss) on derivatives	625	(2,655)
Other income	3	-
Interest income/(expense) and other	1	(2)
Total other income/(expense), net	629	(2,657)

Net income/(loss)	$177	$(3,194)

Basic net income/(loss) per common share	$0.02	$(0.33)
Diluted net income/(loss) per common share	$0.01	$(0.33)
Weighted-average number of common shares outstanding, basic	10,605	9,769
Weighted-average number of common shares outstanding, diluted	11,870	9,769

(The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.)

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2015	2014
Cash flows (used in) provided by:
Operating activities:
Net gain/(loss)	$177	$(3,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain)/loss on derivative	(625)	2,655
Stock-based compensation - consultants	-	129
Stock-based compensation - employees	9	133
Changes in operating assets and liabilities:
Prepaid assets	17	27
Other assets	15	5
Accounts payable	76	(58)
Accrued liabilities	(87)	(75)

Net cash used in operating activities	(418)	(378)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Issuance of units, options exercised	27	53

Net cash provided by financing activities	27	53

Effect of exchange rate on cash and cash equivalents	-	-
(Decrease) increase in cash and cash equivalents	(391)	(325)
Cash and cash equivalents - Beginning of period	2,307	1,663
Cash and cash equivalents - End of period	$1,916	$1,338

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity (Deficiency)

(U.S. dollars and shares in thousands)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficiency)

Balance at December 31, 2012	8,386	$65,952	$-	$38,391	$1,243	$(110,543)	$(4,957)
Stock options issued to consultants	-	-	-	25	-	-	25
Stock options issued to employees	-	-	-	62	-	-	62
Rights offering	1,333	838	-	732	-	-	1,570
Net income	-	-	-	-	-	1,845	1,845
Balance at December 31, 2013	9,719	66,790	-	39,210	1,243	(108,698)	(1,455)
Stock options issued to consultants	-	-	-	434	-	-	434
Stock options issued to employees	-	-	-	627	-	-	627
Exercise of stock options	127	140	-	-	-	-	140
Exercise of warrants	15	21	-	-	-	-	21
Exchange of warrants	-	-	-	840	-	-	840
Rights offering	732	1,705	-	477	-	-	2,182
Net loss	-	-	-	-	-	(2,176)	(2,176)
Balance at December 31, 2014	10,593	68,656	-	41,588	1,243	(110,874)	613
Stock options issued to employees	-	-	-	9	-	-	9
Exercise of stock options	27	27	-	-	-	-	27
Net income	-	-	-	-	-	177	177
Balance at March 31, 2015	10,620	68,683	-	41,597	1,243	(110,697)	826

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

Fennec Pharmaceuticals Inc.

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) that are applicable to a going concern which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

During the three months ended March 31, 2015, the Company incurred a net loss from operations of $452 which excludes an unrealized non-cash gain of $625 on derivative liabilities. At March 31, 2015, it had an accumulated deficit of $110,697, and had experienced negative cash flows from operating activities in the amount of $418.

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company's accounting policies are consistent with those presented in the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include certain accruals, valuation of derivative warrant liability and the value of stock based compensation. Actual results could differ from those estimates.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In the opinion of management, these unaudited interim condensed consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at March 31, 2015, and to state fairly the results for the periods presented. The most significant estimates included in these financial statements are the derivative instruments described in Note 3. There were significant changes in their valuation during the quarter.

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2015, the Company had $1,916 in cash and money market accounts ($2,307 at December 31, 2014). At March 31, 2015, the Company held $48 in cash of which $37 (as translated to US dollars) was in Canadian dollars. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments.

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

The Company's derivative instruments include warrants to purchase 2,128 shares and options to purchase 45 shares, the exercise prices for which are denominated in a currency other than the Company's functional currency, as follows:

•	Warrants to purchase 1,307 shares at CAD$4.32 per whole share that expire on April 30, 2015; and
•	Warrants to purchase 821 shares exercisable at CAD$4.32 per whole share that expire on March 29, 2016.
•	Contractor options to purchase 22 shares exercisable at CAD$1.89 per whole share that expire on November 19, 2018.
•	Contractor options to purchase 21 shares exercisable at CAD$1.62 per whole share that expire on April 4, 2019.
•	Contractor options to purchase 2 shares exercisable at CAD$2.43 per whole share that expire on May 18, 2019.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

These warrants and options have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss). These warrants and options will continue to be reported as a liability until such time as they are exercised, forfeited or expire. The fair value of these warrants and options is estimated using the Black-Scholes option-pricing model.

Comparative data related to derivative fair value and gain/(loss) associated with the three month periods ending March 31, 2015 and 2014 are summarized in the table below. There is no cash flow impact for these derivatives until the warrants are exercised. If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

	Fair Value as of March 31,		3 Month Gain/(Loss) Period Ending March 31,
Derivative Instrument	2015	2014	2015	2014
April 30, 2015 warrant	10	3,428	401	(1,414)
March 29, 2016 warrant	595	1,974	195	(1,179)
Contractor options	89	116	29	(62)
Total	694	5,518	625	(2,655)

During the fiscal years ended December 31, 2011 and 2010, the Company issued 36 and 29 (respectively) options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13 "Compensation-Stock Compensation (Topic 718): Effect of denominating the exercise price of a share based payment award in the currency of the market in which the underlying equity security trades", no such exception exists for contractors. These options will be marked to market until the earlier of their expiry, exercise or forfeiture.

The table below summarizes Canadian dollar denominated contractor option activity, since their issuance:

Contractor Options in $CAD	Activity Since	Activity 3 Month Period	Weighted-average
Options in Thousands	Issuance	Ending March 31, 2015	Exercise Price (3 Month)
Opening balance	65	55	$1.84
Exercised	(10)	(10)	$2.04
Forfeited	(10)	-	-
Expired	-	-	-
Ending balance	45	45	$1.79

4.	Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no par common stock.

Equity financings

On November 22, 2013, the Company completed the closing of non-brokered private placement of 1,333 units for gross proceeds of $1,600.  Each unit was issued at a price of $1.20 per unit and consisted of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one common share at a price of $1.50 per share for a period of five years from the date of issuance.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Warrants to Purchase Common Stock

At March 31, 2015, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD$4.32 and a weighted average remaining life of 0.4 years. The Company also had warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.87 and a weighted average remaining life of 2.7 years:

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at March 31, 2015	$CAD/$USD	Expiration Date
Investor warrants(1)	1,307	$4.32 CAD	April 30, 2015
Investor warrants(2)	821	$4.32 CAD	March 29, 2016
Investor warrants(3)	300	$1.50 USD	April 30, 2015
Investor warrants(4)	74	$1.50 USD	March 29, 2016
Investor warrants(5)	1,333	$1.50 USD	November 22, 2018
Investor warrants(6)	366	$3.60 USD	December 3, 2016
Total	4,201

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

(2) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of CAD$0.03 per unit for total net proceeds of CAD$2,547. Each unit consisted of one common share and one common share purchase warrant. As a result of the share consolidations, each fifty-four (54) warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$4.32 per whole share for a period of five years from the issue date.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the stock option plan from a fixed number of 6,666 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 2,655 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years(1) from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. During the three month periods ended March 31, 2015 and 2014, the Company recognized total stock-based compensation expense of $9 and $262, respectively.

(1) 12/31/2014 Grant to a contractor was exercisable for a period of two years. Grant expense was calculated by same method as all other options with the exception of a two year, versus seven year expiration. The expected dividend rate used was 0%, risk-free rate of interest was 0.67% and the calculated 2 year volatility was 125%.

Stock option activity

The following is a summary of option activity for the three months ended March 31, 2015 for stock options denominated in Canadian dollars:

	Number of Options (thousands)	Weighted-average Exercise Price CAD$
Outstanding at December 31, 2014	1,338	$2.38
Granted	-	-
Exercised	(10)	2.04
Expired	-	-
Outstanding at March 31, 2015	1,328	$2.39

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black-Scholes model with the gain or loss reported as unrealized gain (loss).

Upon exercise, expiration or forfeiture of those options denominated in Canadian dollars and treated as derivative liabilities the Company re-measures the derivative liability prior to exercise, expiration or forfeiture and records a gain or loss accordingly. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. There were exercises of Canadian dollar denominated options treated as derivative liabilities during the three month period ended March 31, 2015. These exercises resulted in 10 shares being issued and cash received of $17.

The following is a summary of option activity for the three months ended March 31, 2015 for stock options denominated in U.S. dollars (all exercisable and fully vested at grant date):

	Number of Options(thousands)	Weighted-average Exercise Price
Outstanding at December 31, 2014	1,072	$1.77
Granted	4	2.51
Exercised	(17)	0.60
Expired	-	-
Outstanding at March 31, 2015	1,059	$1.80

Exercises of options denominated in U.S. dollars resulted in 17 shares being issued and a cash in-flow of $10.

Valuation assumptions

For the three months ended March 31, 2015, the value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 1.90%; expected volatility of 127%; and a 7 year expected life. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award.

Fennec Pharmaceuticals Inc.

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at March 31, 2015
	Quoted Price in Active Markets		Significant Other	Significant
	for Identical Instruments		Observable Inputs	Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$48	(1)	$1,868	$-	$1,916
Liabilities
Derivative liabilities	-		694	-	694
TOTAL	$48		$2,562	$-	$2,610

The Company's financial instruments include cash equivalents and derivatives. Only cash and cash equivalents and derivatives are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company.

(1)	Company held $48 in cash of which $37 (as translated to US dollars) was in Canadian funds.

6.	Commitments and contingencies

Oregon Health & Science University Agreement

On February 20, 2013, Fennec entered into a new exclusive license agreement with Oregon Health & Science University (“OHSU”) for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including Sodium Thiosulfate (“STS”) and their use in oncology (the "New OHSU Agreement"). OHSU will receive certain milestone payments, a 2.5 percent royalty on net sales for licensed products which can be reduced to 1.0 percent upon a $150,000 buy down and a 5 percent royalty on any consideration received from sublicensing of the licensed technology. Milestone payment fees payable to OHSU include $100,000 upon first commercial sale for any licensed product.

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

Fennec Pharmaceuticals Inc.

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

Leases

The Company has an operating lease for lease approximately 350 square feet in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had office rent expense of $3 during the quarter ended March 31, 2015.

7.	Subsequent Events

On April 30, 2015, 1,307 warrants with an exercise price of $4.32 CAD expired unexercised. The Canadian denominated warrants were accounted for as a derivative liability at March 31, 2015. There were also exercises of 300 warrants with an exercise price of $1.50 resulting in cash proceeds of approximately $0.45 million.

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

The Clinical Oncology Group (COG ACCL0431)

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

We generated net income of approximately $0.18 million for the three months ended March 31, 2015 and generated a net loss of $3.2 million for the three months ended March 31, 2014 (as a result of a non-cash gain on derivatives of $0.6 million and $2.7 million for the three months ending March 31, 2015 and 2014, respectively). As of March 31, 2015, our accumulated deficit was approximately $110.7 million.

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

Results of Operations

Three months ended March 31, 2015 versus three months ended March 31, 2014:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	March 31, 2015%		March 31, 2014%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	43	10%	32	6%	11
General and administration	409	90%	505	94%	(96)
Total operating expenses	452	100%	537	100%	(85)

Loss from operations	(452)		(537)		85

Unrealized gain/(loss) on derivatives	625		(2,655)		3,280
Interest and other (loss) / income	4		(2)		6
Net gain/(loss) and total comprehensive gain/(loss)	$177		$(3,194)		$3,371

There was an increase in research and development expenses for the three months ended March 31, 2015 as compared to the same period in 2014 due to work related to STS Phase III trials and data analysis. In February, the IDMC of SIOPEL 6 recommended the study continue as planned after reviewing the safety of 100 patients enrolled in SIOPEL 6. Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period.

General and administrative expenses were down by almost 20% for the three month period ended March 31, 2015 as compared to the same period in 2014. There was a large reduction in equity based compensation. This decrease was offset by increased professional consulting fees and travel associated with business development, investor relations European regulatory consulting. These increases are associated with the strategic initiatives for the development and marketing of STS.

The Company recorded an unrealized gain on derivatives of $625 in the three months ended March 31, 2015 compared to an unrealized loss of $2,655 in the three months ended March 31, 2014. These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through March 31, 2015, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

		Basic & Diluted
	Net (Loss)/Income	Net (Loss)/Income
Period	For the Period	Per Common Share
June 30, 2013	$6,607	$0.78/0.77
September 30, 2013	$(1,766)	$(0.21)/(0.21)
December 31, 2013	$1,112	$0.12/0.11
March 31, 2014	$(3,194)	$(0.33)/(0.33)
June 30, 2014	$(750)	$(0.08)/(0.08)
September 30, 2014	$380	$0.03/0.03
December 31, 2014	$1,388	$0.14/0.12
March 31, 2015	$177	$0.02/0.01

Liquidity and Capital Resources

Dollars in thousands
Selected Assets and Liability Data:	March 31, 2015	December 31, 2014
Cash and cash equivalents	$1,916	$2,307
Other current assets	33	65
Current liabilities excluding derivative liabilities	429	440
Derivative liabilities	694	1,319
Working capital(1)	1,520	1,932

Selected equity:
Common stock	68,683	68,656
Accumulated deficit	(110,697)	(110,874)
Stockholders’ equity	$826	$613

(1) [Current assets – current liabilities excluding derivative liability]

Cash and cash equivalents were $1,916 at March 31, 2015 and $2,307 at December 31, 2014. The decrease in cash and cash equivalents between March 31, 2015 and December 31, 2014 is due to clinical trial expenses related to our Phase III study of STS and our general and administrative expenses offset slightly by various option exercises during the quarter. The Company received approximately $0.03 million in cash from the exercise of options to purchase an aggregate of approximately of 27,000 of our common shares.

Dollars and shares in thousands Selected cash flow data:	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net cash used in operating activities	$(418)	$(378)
Net cash provided from investing activities	-	-
Net cash provided from financing activities	27	53
(Decrease)/increase in cash and cash equivalents	$(391)	$(325)

Number of shares of common stock outstanding	10,620	9,769

Net cash used in operating activities for the three months ended March 31, 2015 was $418, as compared to $378 during the same period in 2014. This increase is due to increased cash outlays for research and development expenses incurred from ongoing STS Phase III trials, STS product development and general and administrative costs associated with the Company’s strategic initiatives designed to further develop new markets and partnering opportunities. Net cash provided by financing activities for the three months ended March 31, 2015 was $27 compared to $53 for the three months ended March 31, 2014. The $27 of net financing cash represented the aggregate exercise price paid in connection with 10 and 17 options being exercised to purchase common shares on both February 18 and 20, 2015, respectively. Total decrease in cash and cash equivalents was $391 for the three months ended March 31, 2015 which is an increase of $66 over the same period in 2014.

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

We had cash and cash equivalents of approximately $1.9 million as of March 31, 2015.

Outstanding Share Information

The outstanding share data for our company as of March 31, 2015 (in thousands):

March 31, 2015
Common shares	10,620
Warrants	4,201
Stock options	2,387
Total	17,208

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2015, we had approximately $1.9 million in cash accounts. We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2015 and 2014, respectively.

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

Research and development expenses totaled $0.04 million and $0.03 million for the first quarter ended March 31 for each of fiscal years ended March 31, 2015 and 2014, respectively.

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

Our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

At March 31, 2015, we had $1.868 million in money market investments as compared to $1.333 million at March 31, 2014; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments for the periods ended March 31, 2015 and 2014.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we have business activities in Canada. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At March 31, 2015 the company held approximately forty-seven thousand Canadian dollars (thirty-seven as translated to U.S. dollars).

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities.

The following table details grants of stock options to various contractors, officers and directors of the Company:

Date of Option Grant	Number of Options Granted		Strike Price $USD
January 24, 2014	176,287		$1.59
April 25, 2014	275,324	(1)	$2.31
May 15, 2014	2,778		$3.60
August 2, 2014	48,454		$2.79
November 7, 2014	3,920		$2.55
December 31, 2014	147,500		$2.69
March 16, 2015	3,984		$2.51

The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD denominated grants and are each exercisable for a period of 7 years from the grant date.

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

Exercises of options resulted in the issuance of approximately 27,000 new common shares in the quarter ended March 31, 2015. These exercises resulted in gross proceeds to the Company of approximately $27,000.

Item 3. Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

None. Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2015 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: May 15, 2015	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 15, 2015	By:	/s/ Krysia Lynes
Krysia Lynes
Chief Financial Officer
(principal financial and chief accounting officer)

