Form 10-Q
period 2015-06-30
FENNEC PHARMACEUTICALS INC.
filed 2015-08-11
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015, there were 10,919,218 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	June 30,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$1,854	$2,307
Prepaid expenses	14	48
Other current assets	3	17
Total assets	$1,871	$2,372

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$401	$308
Accrued liabilities	49	132
Derivative instruments (Note 4)	309	1,319
Total current liabilities	759	1,759

Total liabilities	759	1,759

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 10,919 shares issued and outstanding (2014-10,593)	69,132	68,656
Additional paid-in capital	41,607	41,588
Accumulated deficit	(110,870)	(110,874)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	1,112	613
Total liabilities and stockholders’ equity	$1,871	$2,372

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	54	72	97	104
General and administrative	495	858	904	1,363

Loss from operations	(549)	(930)	(1,001)	(1,467)

Other (expense) income :
Unrealized (loss)/gain on derivatives (Note 4)	385	181	1,010	(2,474)
Other (loss)/gain	(10)	(4)	(7)	(4)
Interest income and other	1	3	2	1
Total other (expense)/income, net	376	180	1,005	(2,477)

Net (loss)/income and total comprehensive (loss)/income	$(173)	$(750)	$4	$(3,944)

Basic net (loss)/income per common share	$(0.02)	$(0.08)	$0.00	$(0.40)
Diluted net (loss)/income per common share	$(0.02)	$(0.08)	$0.00	$(0.40)
Weighted-average number of common shares outstanding, basic	10,830	9,846	10,718	9,846
Weighted-average number of common shares outstanding, diluted	10,830	9,846	12,953	9,846

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.)

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Cash flows (used in) provided by:
Operating activities:
Net (loss)/income	$(173)	$(750)	$4	(3,944)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Unrealized (gain)/loss on derivative	(385)	(181)	(1,010)	2,474
Stock-based compensation - consultants	-	-	-	129
Stock-based compensation - employees	10	339	19	472
Changes in operating assets and liabilities:
Prepaid assets	17	29	34	56
Other current assets	(1)	(6)	14	(1)
Accounts payable	17	180	93	122
Accrued liabilities	4	(21)	(83)	(96)

Net cash used in operating activities	(511)	(410)	(929)	(788)

Investing activities:

Net cash used in investing activities	-	-	-	-

Financing activities:
Issuance of units, options and warrants exercised	449	87	476	140

Net cash provided by financing activities	449	87	476	140

Effect of exchange rate on cash and cash equivalents	-	-	-	-
Decrease in cash and cash equivalents	(62)	(323)	(453)	(648)
Cash and cash equivalents - Beginning of period	1,916	1,338	2,307	1,663
Cash and cash equivalents - End of period	$1,854	$1,015	$1,854	$1,015

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.)

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity (Deficiency)

(U.S. dollars and shares in thousands)

						Deficit
			Non-redeemable		Accumulated	Accumulated	Total
			Preferred Stock	Additional	Other	During	Stockholders'
	Common Stock		of	Paid-in	Comprehensive	Development	Equity
	Number (Note 4)	Amount	Subsidiary	Capital	Income	Stage	(Deficiency)

Balance at December 31, 2012	8,386	$65,952	$-	$38,391	$1,243	$(110,543)	$(4,957)
Stock options issued to consultants	-	-	-	25	-	-	25
Stock options issued to employees	-	-	-	62	-	-	62
Rights offering	1,333	838	-	732	-	-	1,570
Net income	-	-	-	-	-	1,845	1,845
Balance at December 31, 2013	9,719	66,790	-	39,210	1,243	(108,698)	(1,455)
Stock options issued to consultants	-	-	-	434	-	-	434
Stock options issued to employees	-	-	-	627	-	-	627
Exercise of stock options	127	140	-	-	-	-	140
Exercise of warrants	15	21	-	-	-	-	21
Exchange of warrants	-	-	-	840	-	-	840
Rights offering	732	1,705	-	477	-	-	2,182
Net loss	-	-	-	-	-	(2,176)	(2,176)
Balance at December 31, 2014	10,593	68,656	-	41,588	1,243	(110,874)	613
Stock options issued to employees	-	-	-	9	-	-	9
Exercise of stock options	27	27	-	-	-	-	27
Net income	-	-	-	-	-	177	177
Balance at March 31, 2015	10,620	68,683	-	41,597	1,243	(110,697)	826
Stock options issued to employees	-	-	-	10	-	-	10
Exercise of warrants	299	449	-	-	-	-	449
Net loss	-	-	-	-	-	(173)	(173)
Balance at June 30, 2015	10,919	69,132	-	41,607	1,243	(110,870)	1,112

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

During the six months ended June 30, 2015, the Company incurred a net loss from operations of $1,001 which excludes an unrealized non-cash gain of $1,010 on derivative liabilities. At June 30, 2015, it had an accumulated deficit of $110,870, and had experienced negative cash flows from operating activities in the amount of $929.

These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance the Company’s business strategy, operations and growth through the issuance of equity, debt or collaboration. If the Company fails to arrange for sufficient capital on a timely basis, the Company may be required to curtail its business activities until it can obtain adequate financing.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In the opinion of management, these unaudited interim condensed consolidated financial statements include all normal and recurring adjustments, considered necessary for the fair presentation of the Company’s financial position at June 30, 2015, and to state fairly the results for the periods presented. The most significant estimates included in these financial statements are the derivative instruments described in Note 3. There were significant changes in their valuation during the quarter ended, and for the six-month period ended June 30, 2015.

New Accounting Pronouncements Adopted

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date until annual reporting periods beginning after December 15, 2017 with early adoption as of reporting periods beginning after December 15, 2016 permitted. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position, cash flows, or results of operations.

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2015, the Company had $1,854 in cash and money market accounts ($2,307 at December 31, 2014). At June 30, 2015, the Company held $71 in cash of which $69 (as translated to US dollars) was in Canadian dollars. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments for the three and six-month periods ended June 30, 2015 and 2014 respectively.

3.	Earnings per Share

Earnings per common share is presented under two formats: basic earnings per common share and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common stock equivalents (i.e. stock options and warrants). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net (loss)/income	$(173)	$(750)	$4	$(3,944)

Denominator:
Weighted-average common shares, basic	10,830	9,846	10,718	9,846

Dilutive effect of stock options	-	-	1,159	-
Dilutive effect of warrants	-	-	1,076	-
Incremental dilutive shares	-	-	2,235	-

Weighted-average common shares, dilutive	10,830	9,846	12,953	9,846

Net (loss)/income per share, basic and diluted	$(0.02)	$(0.08)	$0.00	$(0.40)

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

During the three months ended June 30, 2015 and 2014, stock options to purchase 2.4 million and 6.7 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

During the three months ended June 30, 2015 and 2014, warrants to purchase 2.6 million and 22 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

During the six months ended June 30, 2015 and 2014, stock options to purchase 1.3 million and 6.4 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

During the six months ended June 30, 2015 and 2014, warrants to purchase 2.5 million and 22 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

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

The Company's derivative instruments include warrants to purchase 821 common shares and options to purchase 44 common shares, the exercise prices for which are denominated in a currency other than the Company's functional currency, as follows:

•	Warrants to purchase 821 common shares exercisable at CAD$4.32 per whole common share that expire on March 29, 2016;
•	Contractor options to purchase 21 common shares exercisable at CAD$1.89 per whole common share that expire on November 19, 2017;
•	Contractor options to purchase 21 common shares exercisable at CAD$1.62 per whole common share that expire on April 4, 2018; and
•	Contractor options to purchase 2 common shares exercisable at CAD$2.43 per whole common share that expire on May 18, 2018.

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

The table below shows comparative data related to derivative fair value for the last five quarters.

	Fair Value at Various Balance Sheet Dates
Derivative Instrument	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
April 30, 2015 warrant*	-	10	411	1,587	2,726
March 29, 2016 warrant	225	595	789	1,754	2,408
Contractor options	84	89	119	158	202
Total	309	694	1,319	3,499	5,336

* On April 30, 2015, 1,307 warrants with an exercise price of CAD$4.32 expired unexercised.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three and six-month periods ended June 30, 2015 and 2014 are summarized in the table below. There is no cash flow impact for these derivatives until the warrants and/or options are exercised. If these warrants or options are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

	Three Months Ended June 30,		Six Months Ended June 30,
Gain/(Loss) on Derivative Instruments	2015	2014	2015	2014
Warrants expiring April 30, 2015	10	(2,687)	411	(4,100)
June 30, 2014 exchange valuation adjustment	-	3,389	-	3,389
Warrants expiring March 29, 2016	370	(1,886)	565	(3,066)
June 30, 2014 exchange valuation adjustment	-	1,451	-	1,451
Options to contractors	5	(86)	34	(148)
Gain/(loss) on Derivative Instruments	385	181	1,010	(2,474)

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

The table below summarizes Canadian dollar denominated contractor option activity, since their issuance (in thousands):

	Canadian Denominated	Weighted Average
Contractor Options in $CAD	Contractor Options	Exercise Price $CAD
Outstanding at December 31, 2014	55	$1.84
Exercised	(10)	2.04
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2015	45	$1.79
Exercised	-	-
Forfeited	(1)	1.82
Expired	-	-
Outstanding at June 30, 2015	44	$1.79

5.	Stockholders' Equity

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Warrants to Purchase Common Stock

During the quarter ended June 30, 2015, the Company had 1,307 warrants expire on April 30, 2015. These warrants were originally issued April 30, 2010 and had a weighted average exercise price of CAD$4.32. The expiration of these Canadian denominated warrants represents a reduction in the amount of derivative securities which the Company presents at each balance sheet date.

The Company also had exercises of warrants which resulted in the issuance of 299 new common shares and net cash to the Company of $449. These exercised warrants were originally issued April 30, 2010.

At June 30, 2015, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD$4.32 and a weighted average remaining life of 0.75 years. The Company also had warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.93 and a weighted average remaining life of 2.88 years:

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at June 30, 2015	$CAD/$USD	Expiration Date
Investor warrants(1)	821	$4.32 CAD	March 29, 2016
Investor warrants(2)	74	$1.50 USD	March 29, 2016
Investor warrants(3)	1,333	$1.50 USD	November 22, 2018
Investor warrants(4)	366	$3.60 USD	December 3, 2016
Total	2,594

(1) On March 29, 2011, the Company announced that it had completed a non-brokered rights offering of 84,559 units, at a price of CAD$0.03 per unit for total net proceeds of CAD$2,547. Each unit consisted of one common share and one common share purchase warrant. As a result of the share consolidations, each fifty-four (54) warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of CAD$4.32 per whole share for a period of five years from the issue date.

(2) On June 30, 2014, the Company announced a tender offer to exchange all Canadian denominated warrants with an expiration date of March 29, 2016 for a new warrant. New warrants could be obtained by exchanging one hundred eighty (180) original warrants. New warrants would expire March 29, 2016 and have a strike price of $0.50. As a result of the September 3, 2014 share consolidation, three new warrants entitle the holder to purchase one common share at a price of $1.50.

(3) On November 22, 2013, the Company announced it had completed the closing of a non-brokered private placement of 4,000 units, at a price of $0.40 per unit for net gross proceeds of $1,600. Each unit consisted of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one common share of the Company at a price of $0.50 per share for a period of five years from the date of issuance. As a result of the September 3, 2014 share consolidation, each three (3) warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of $1.50 per whole share for a period of five years from the issue date.

(4) On December 3, 2014, the Company completed the closing of a non-brokered private placement of 732 units for gross proceeds of $2,197. Each unit was issued at a price of $3.00 per unit and consisted of one common share of the Company and one half of a common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share of the Company during the period ending on the day following the earlier of: (A) the day that is two years from the date of issue or (B) if at any time from the date of issue (i) the common shares trade on the TSX at a price greater than CAD$5.00 per common share (subject to customary adjustments) for at least twenty-five (25) trading days within any thirty (30) trading day period (the “Triggering Event”) and (ii) the Company elects to deliver a notice to the holder within ten (10) trading days of the Triggering Event, the day that is 30 days after such notice, in either event at a price equal to 3.60 per whole common share. Proceeds from this transaction were allocated between common shares and the warrants based on their relative fair value.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the stock option plan from a fixed number of 6,666 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 2,730 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years(1) from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
Gain/(Loss) on Derivative Instruments	2015	2014	2015	2014
Contractor options expense recognized	-	-	-	129
Employee options expense recognized	10	339	19	472
Total option expense recognized	10	339	19	601

(1) December 31, 2014 Grant to a contractor was exercisable for a period of two years. Grant expense was calculated by same method as all other options with the exception of a two year, versus seven year expiration. The expected dividend rate used was 0%, risk-free rate of interest was 0.67% and the calculated 2 year volatility was 125%.

Stock option activity

The following is a summary of option activity for the six months ended June 30, 2015 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding at December 31, 2014	1,338	$2.38
Exercised	(10)	2.04
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2015	1,328	$2.39
Exercised	-	-
Forfeited	(1)	1.82
Expired	-	-
Outstanding at June 30, 2015	1,327	$2.38

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black-Scholes model with the gain or loss reported as unrealized gain (loss).

Upon exercise, expiration or forfeiture of those options denominated in Canadian dollars and treated as derivative liabilities the Company re-measures the derivative liability prior to exercise, expiration or forfeiture and records a gain or loss accordingly. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. There were no exercises of Canadian dollar denominated options treated as derivative liabilities during the three month period ended June 30, 2015. For the six month period ended June 30, 2015, there were exercises of Canadian dollar denominated options treated as derivative liabilities. These exercises resulted in 10 shares being issued and cash received of $17.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following is a summary of option activity for the six months ended June 30, 2015 for stock options denominated in U.S. dollars (all exercisable and fully vested at grant date):

	Number of	Weighted-Average
U.S. Dollar Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding at December 31, 2014	1,072	$1.77
Granted	4	2.51
Exercised	(17)	0.60
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2015	1,059	$1.80
Granted	4	2.30
Exercised	-	-
Forfeited	(2)	0.54
Expired	(1)	15.66
Outstanding at June 30, 2015	1,060	$1.78

There were no exercises of U.S. dollar denominated options during the three month period ended June 30, 2015. For the six month period ended June 30, 2015, there were exercises of U.S. dollar denominated options. These exercises resulted in 17 shares being issued and cash received of $10.

Valuation assumptions

For the three-months ended March 31, 2015 and the six-months ended June 30, 2015, the value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 1.90% and 2.00%, respectively; expected volatility of 127% and 139%, respectively; and a 7 year expected life. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award.

6.	Fair Value Measurements

The Company has adopted the Fair Value Measurements and Disclosure Topic of the FASB. This Topic applies to certain assets and liabilities that are being measured and reported on a fair value basis. The Fair Value Measurements Topic defines fair value, establishes a framework for measuring fair value in accordance with US GAAP, and expands disclosure about fair value measurements. This Topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Topic requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at June 30, 2015
	Quoted Price in Active Markets		Significant Other	Significant
	for Identical Instruments		Observable Inputs	Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$71	(1)	$1,783	$-	$1,854
Liabilities
Derivative liabilities	-		309	-	309

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

(1)	Company held $71 in cash of which $69 (as translated to US dollars) was in Canadian funds.

7.	Commitments and contingencies

Oregon Health & Science University Agreement

On May 18, 2015, Fennec negotiated an amendment ("Amendment 1") to the exclusive license agreement with Oregon Health & Science University ("OHSU"). Amendment 1 expands the exclusive license agreement signed with OHSU on February 20, 2013 ("OHSU Agreement") to include the use of N-acetylcysteine as a standalone therapy and/or in combination with Sodium Thiosulfate ("STS") for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product.

The term of Amendment 1 under the OHSU Agreement expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec or 8 years, whichever is later. In the event a licensed product obtains regulatory approval and is covered by the Orphan Drug Designation, the parties will in good faith amend the term of the agreement. STS is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States. The New OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec also has the right to terminate the New OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the New OHSU Agreement.

Executive Severance

In the event of his termination with us other than for cause, the Company will pay CEO, Rostislav Raykov, a one-time severance compensation payment equal to 12 months of salary (currently $180).

Leases

The Company has an operating lease for approximately 350 square feet in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had office rent expense of $3 during the quarter ended June 30, 2015.

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

Lead Product Candidates

The following are our lead product candidates, both of which are in the clinical stage of development:

•	Sodium Thiosulfate (STS) – a water soluble thiol compound that acts as a chemical reducing agent, recently completed patient enrollment of two Phase III clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children.

•	Eniluracil (EU) - an oral irreversible dihydropyrimidine dehydrogenase (DPD) inhibitor, the enzyme responsible for rapidly breaking down 5-FU, completed a Phase II clinical trial in metastatic breast cancer.

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

International Childhood Liver Tumour Strategy Group, (SIOPEL)

In October 2007, we announced that our collaborative partner, the International Childhood Liver Tumour Strategy Group, known as SIOPEL, a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, had launched a randomized Phase III clinical trial ("SIOPEL 6") to investigate whether STS reduces hearing loss in standard risk hepatoblastoma (liver) cancer patients receiving cisplatin as a monotherapy. The study was initiated in October 2007 initially in the United Kingdom and through the end of 2014, 45 sites from 12 countries enrolled 109 evaluable patients. Under the terms of our agreement, SIOPEL will conduct and fund all clinical activities and we will provide drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. Interim efficacy results on response to chemotherapy are evaluated after every 20 patients and reviewed by the Independent Data Monitoring Committee (IDMC). The IDMC was established to assess any potential concern of an adverse effect of STS on the efficacy of the cisplatin chemotherapy and to review safety according to protocol pre-specified patient numbers. In February 2015, the IDMC recommended the continuation of SIOPEL 6 after conducting their final safety review on 100 patients. Previously, the IDMC reached a similar conclusion after reviewing the safety of 20, 40, 60 and 80 patients and their current recommendation on 100 patients to continue the clinical trial represents the last and final safety review. Patient recruitment has now been completed and the efficacy outcome based on audiometric results will be evaluated on an ongoing basis as each child reaches the age of 3.5 years.

The primary objectives of SIOPEL 6 are:

•	To assess the efficacy of STS to reduce the hearing impairment caused by cisplatin

•	To carefully monitor any potential impact of STS on response to cisplatin and survival

SIOPEL 6 - Preliminary Results - ASCO 2015

Newly diagnosed patients with standard risk hepatoblastoma were treated with weekly cycles of Cisplatin every two weeks, including 4 chemotherapy courses before primary tumor resection and 2 courses after surgery. Patients were randomized to Cisplatin alone or Cisplatin and STS. Cisplatin of 80 mg/m2 was administered i.v. over 6 hours. STS was administered i.v. exactly 6 hours after stop of Cisplatin over 15 minutes at 20 g/m2. Tumor response was assessed after 2 and 4 cycles pre-operative with serum AFP and liver imaging. In case of progression after 2 cycles, STS was stopped and doxorubicin 60 mg/m2 continuous infusion over 48 hours added. The primary endpoint is centrally reviewed absolute hearing threshold, at the age of ≥ 3.5 years, by pure tone audiometry. The trial has 80% power to detect a reduction in hearing loss defined as Brock grade ≥ 1 from 60% of patients with Cisplatin to 35% with Cisplatin plus STS.

The efficacy results indicate that it is safe to treat standard risk hepatoblastoma with six cycles of Cisplatin monotherapy with the addition of the chemoprotectant STS. Efficacy results at the end treatment for the 109 evaluable patients (52 Cisplatin, 57 Cisplatin plus STS) were complete response/partial response/progressive disease for Cisplatin: 85%/6%/4% and for Cisplatin plus STS: 91%/7%/0%.

Status at end of treatment (6 cycles):

	Cisplatin	Cisplatin + STS
Efficacy	(n = 52)	(n = 57)
Complete response	44 (84.6)%	52 (91.2)%
Stable disease	3 (5.8)%	4 (7.0)%
Progressive disease	2 (3.9)%	0 (0.0)%
Died	1 (1.9)%	0 (0.0)%
Not available	2 (3.9)%	1 (1.8)%

Further, the results presented showed that treatment was well tolerated and acute toxicity similar between arms. The table below presents the toxicities of the two arms:

		Cisplatin	Cisplatin + STS
Grade 3 and 4 Acute Toxicities	Grade	(n = 52)	(n = 57)
Allergy	3	1 (1.9)%	0 (0.0)%
Febrile neutropenia	3	4 (7.7)%	5 (8.8)%
Infection	3	5 (5.9)%	6 (10.5)%
Hypomagnesemia	3	1 (1.9)%	1 (1.8)%
Hypermatremia	3	0 (0.0)%	1 (1.8)%
Vomiting	3	1 (1.9)%	3 (5.3)%
Nausea	3	3 (5.8)%	2 (3.5)%
Left ventricular systolic disfunct.	3, 4	0 (0.0)%	0 (0.0)%
Other toxicities	3	14 (26.9)%	20 (35.1)%
Other toxicities	4	3 (5.8)%	5 (8.8)%

Other G 3/4 toxicities encompass: hematological, liver and other biochemistry parameters.

The Clinical Oncology Group (COG ACCL0431)

In March 2008, we announced the activation of a Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group (“COG ACCL0431”). The goal of this Phase III study is to evaluate in a multi-centered, randomized trial whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children, one to eighteen years of age, who are to receive cisplatin according to their disease-specific regimen and, upon enrollment in this study, were randomized to receive STS or not. Efficacy of STS will be determined through comparison of hearing sensitivity at follow-up relative to baseline measurements using standard audiometric techniques. The Children’s Oncology Group is responsible for funding the clinical activities for the study and we are responsible for providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The trial completed enrollment of 131 pediatric patients in the first quarter of 2012.

COG ACCL0431 - Preliminary Results- ASCO 2014

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

We generated net income of approximately $4 for the six-months ended June 30, 2015 and generated a net loss of $3.9 million for the six-months ended June 30, 2014 (as a result of a non-cash gain on derivatives of $1.0 million and $2.5 million non-cash loss on derivatives for the six-months ending June 30, 2015 and 2014, respectively). As of June 30, 2015, our accumulated deficit was approximately $110.9 million.

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

Results of Operations

Three months ended June 30, 2015 versus three months ended June 30, 2014:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2015%		June 30, 2014%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	54	10%	72	8%	(18)
General and administration	495	90%	858	92%	(363)
Total operating expenses	549	100%	930	100%	(381)

Loss from operations	(549)		(930)		381

Unrealized gain on derivatives	385		181		204
Interest income and other, net	(9)		(1)		(8)
Net (loss)/income and total comprehensive (loss)/income	$(173)		$(750)		$577

There was a reduction in research and development expenses for the three months ended June 30, 2015 as compared to the same period in 2014 due to work related to STS Phase III trials and data analysis. Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period.

General and administrative expenses were down sharply for the three month period ended June 30, 2015 as compared to the same period in 2014. There was a large reduction in equity based compensation. This decrease was offset by increased professional consulting fees and travel associated with business development, investor relations and European regulatory consulting. These increases are associated with the strategic initiatives for the development and marketing of STS.

The Company recorded an unrealized gain on derivatives of $385 in the three months ended June 30, 2015 compared to an unrealized gain of $181 in the three months ended June 30, 2014. These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Our results of operations for the six-months ended June 30, 2015 versus six-months ended June 30, 2014 were as follows:

	Six-Months		Six-Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2015%		June 30, 2014%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	97	10%	104	7%	(7)
General and administration	904	90%	1,363	93%	(459)
Total operating expenses	1,001	100%	1,467	100%	(466)

Loss from operations	(1,001)		(1,467)		466

Unrealized gain/(loss) on derivatives	1,010		(2,474)		3,484
Interest income and other, net	(5)		(3)		(2)
Net income/(loss) and total comprehensive income/(loss)	$4		$(3,944)		$3,948

Total operating expenses were $1,001 for the six-months ended June 30, 2015 and approximately $1,467 for the six-months ended June 30, 2014. Research and development expenses were comparable for the same period as the Company’s focus was solely STS. There was a significant decrease in general and administrative expense due to a reduction in non-cash expenses associated with the issuance of stock options in 2014.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through June 30, 2015, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

		Basic & Diluted
	Net (Loss)/Income	Net (Loss)/Income
Period	For the Period	Per Common Share
September 30, 2013	$(1,766)	$(0.21)/(0.21)
December 31, 2013	$1,112	$0.12/0.11
March 31, 2014	$(3,194)	$(0.33)/(0.33)
June 30, 2014	$(750)	$(0.08)/(0.08)
September 30, 2014	$380	$0.03/0.03
December 31, 2014	$1,388	$0.14/0.12
March 31, 2015	$177	$0.02/0.01
June 30, 2015	$(173)	$(0.02)/(0.02)

Liquidity and Capital Resources

Dollars in thousands
Selected Assets and Liability Data:	June 30, 2015	December 31, 2014
Cash and cash equivalents	$1,854	$2,307
Other current assets	17	65
Current liabilities excluding derivative liabilities	450	440
Derivative liabilities	309	1,319
Working capital(1)	1,421	1,932

Selected equity:
Common stock	69,132	68,656
Accumulated deficit	(110,870)	(110,874)
Stockholders’ equity	$1,112	$613
(1) [Current assets – current liabilities excluding derivative liability]

Cash and cash equivalents were $1,854 at June 30, 2015 and $2,307 at December 31, 2014. The decrease in cash and cash equivalents between June 30, 2015 and December 31, 2014 is due to clinical trial expenses related to our Phase III study of STS and our general and administrative expenses offset by the exercise of warrants during the quarter. The Company received approximately $0.45 million in cash from the exercise of warrants to purchase an aggregate of approximately of 299 of our common shares. These warrants had an original issue date of April 30, 2010.

Dollar and shares in thousands	Three Months Ended June 30,		Six Months Ended June 30,
Selected cash flow data:	2015	2014	2015	2014
Net cash used in operating activities	(511)	(410)	(929)	(788)
Net cash provided by investing activities	-	-	-	-
Net cash provided by financing activities	449	87	476	140
Decrease in cash and cash equivalents	(62)	(323)	(453)	(648)
Number of common shares outstanding	10,919	9,846	10,919	9,846

Net cash used in operating activities for the three months ended June 30, 2015 was $511, as compared to $410 during the same period in 2014. This increase is due to increased cash outlays incurred from ongoing STS Phase III trials, STS product development and general and administrative costs associated with the Company’s strategic initiatives designed to further develop new markets and partnering opportunities. Net cash provided by financing activities for the three months ended June 30, 2015 was $449 compared to $87 for the three months ended June 30, 2014. The $449 of net financing cash represented the aggregate exercise price paid in connection with 293 and 6 warrants being exercised to purchase common shares on both April 29 and 28, 2015, respectively. Total decrease in cash and cash equivalents was $62 for the three months ended June 30, 2015 which is a decrease of $261 over the same period in 2014.

Net cash used in operating activities for the six-months ended June 30, 2015 was $929, as compared to $788 during the same period in 2014. This increase is due to increased cash outlays incurred from ongoing STS Phase III trials, STS product development and general and administrative costs associated with the Company’s strategic initiatives designed to further develop new markets and partnering opportunities. Net cash provided by financing activities for the six-months ended June 30, 2015 was $476 compared to $140 for the six-months ended June 30, 2014. The $476 of net financing cash represented the aggregate exercise price paid in connection with various warrants and options being exercised to purchase common shares during the period. Total decrease in cash and cash equivalents was $453 for the six-months ended June 30, 2015 which is a decrease of $195 over the same period in 2014.

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

We had cash and cash equivalents of approximately $1.9 million as of June 30, 2015.

Outstanding Share Information

The outstanding share data for our company as of June 30, 2015 (in thousands):

June 30, 2015
Common shares	10,919
Warrants	2,594
Stock options	2,387
Total	15,900

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2015, we had approximately $1.9 million in cash accounts. We have not experienced any loss or write down of our money market investments for the three months ended June 30, 2015 and 2014, respectively.

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

Research and development expenses for the three months ended June 30, 2015 and 2014 were $54 and $72 respectively and for the six-months then ended, $97 and $104, respectively. Expenses on research and development fluctuate with relation to trial activity.

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

At June 30, 2015, we had $1,783 in money market investments as compared to $976 at June 30, 2014; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments for the periods ended June 30, 2015 and 2014.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we have business activities in Canada. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At June 30, 2015 the company held approximately seventy-one thousand Canadian dollars (Sixty-nine as translated to U.S. dollars).

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Additional Risks Related to our Business

We do not presently have the financial or human resources to complete additional Phase III trials for our lead product candidates.

We do not presently have the financial or human resources internally to complete further Phase III trials for any of our lead product candidates.  We may not be able to independently develop or conduct such trials ourselves.

We may experience significant delays in developing our lead product candidates

We are currently developing STS in Phase III trials in collaboration with the International Childhood Liver Tumour Strategy Group, known as SIOPEL and the Children's Oncology Group.  Such collaborators might not commit sufficient resources to the development of STS, which may lead to significant delays.  We have already experienced significant delays in the activation of the Children's Oncology Group trial and subsequent accrual of patients into the Children's Oncology Group and SIOPEL clinical trials.   We have also experienced delays in obtaining clinical trial data.

We may not be able to license our lead product candidates

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

Item 2. Recent Sales of Unregistered Securities.

The following table details grants of stock options to various contractors, officers and directors of the Company:

Date of Option Grant	Number of Options Granted		Strike Price $USD
January 24, 2014	176,287		$1.59
April 25, 2014	275,324	(1)	$2.31
May 15, 2014	2,778		$3.60
August 2, 2014	48,454		$2.79
November 7, 2014	3,920		$2.55
December 31, 2014	147,500		$2.69
March 16, 2015	3,984		$2.51
May 11, 2015	4,346		$2.30

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

There were no exercises of options in the quarter ended June 30, 2015. For the six-months ended June 30, 2015, exercises of options resulted in the issuance of approximately 27,000 new common shares and resulted in gross proceeds to the Company of approximately $27,000.

During the quarter ended June 30, 2015, approximately 299,000 new common shares were issued as a result of the exercise of warrants. These exercises resulted in gross proceeds of approximately $449,000. There were no warrant exercises in the preceding quarter ended March 31, 2015.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None. Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2015 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 11, 2015	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 11, 2015	By:	/s/ Krysia Lynes
Krysia Lynes
Chief Financial Officer
(principal financial and chief accounting officer)