Form 10-Q
period 2015-09-30
FENNEC PHARMACEUTICALS INC.
filed 2015-11-12
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015, there were 10,939,226 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	September 30,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$1,366	$2,307
Prepaid expenses	83	48
Other current assets	1	17
Total assets	$1,450	$2,372

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$252	$308
Accrued liabilities	86	132
Derivative instruments (Note 4)	93	1,319
Total current liabilities	431	1,759

Total liabilities	431	1,759

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized;	69,153	68,656
10,939 shares issued and outstanding (2014-10,593)
Additional paid-in capital	41,616	41,588
Accumulated deficit	(110,993)	(110,874)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	1,019	613
Total liabilities and stockholders’ equity	$1,450	$2,372

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	88	88	185	192
General and administrative	250	531	1,154	1,894

Loss from operations	(338)	(619)	(1,339)	(2,086)

Other (expense) income :
Unrealized gain/(loss) on derivatives (Note 4)	216	619	1,226	(1,855)
Other (loss)/gain	(2)	1	(9)	(3)
Gain on derivative settlement	-	379	-	379
Interest income and other	1	-	3	1
Total other (expense)/income, net	215	999	1,220	(1,478)

Net (loss)/income and total comprehensive (loss)/income	$(123)	$380	$(119)	$(3,564)

Basic net (loss)/income per common share	$(0.01)	$0.04	$(0.01)	$(0.36)
Diluted net (loss)/income per common share	$(0.01)	$0.03	$(0.01)	$(0.36)
Weighted-average number of common shares outstanding, basic	10,929	9,861	10,791	9,861
Weighted-average number of common shares outstanding, diluted	10,929	11,154	10,791	9,861

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.)

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Cash flows (used in) provided by:
Operating activities:
Net (loss)/income	$(123)	$380	$(119)	(3,564)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Unrealized (gain)/loss on derivatives	(216)	(619)	(1,226)	1,855
Gain on derivative settlement	-	(379)	-	(379)
Stock-based compensation - consultants	-	122	-	251
Stock-based compensation - employees	9	67	28	539
Changes in operating assets and liabilities:
Prepaid expenses	(69)	(42)	(35)	14
Other current assets	2	(4)	16	(5)
Accounts payable	(149)	30	(56)	152
Accrued liabilities	37	2	(46)	(94)

Net cash used in operating activities	(509)	(443)	(1,438)	(1,231)

Investing activities:

Net cash used in investing activities	-	-	-	-

Financing activities:
Issuance of units, options and warrants exercised	21	21	497	161

Net cash provided by financing activities	21	21	497	161

Effect of exchange rate on cash and cash equivalents	-	-	-	-
Decrease in cash and cash equivalents	(488)	(422)	(941)	(1,070)
Cash and cash equivalents - Beginning of period	1,854	1,015	2,307	1,663
Cash and cash equivalents - End of period	$1,366	$593	$1,366	$593

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.)

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity (Deficiency)

(U.S. dollars and shares in thousands)

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Number	Amount	Capital	Income	Defecit	(Deficiency)

Balance at December 31, 2012	8,386	$65,952	$38,391	$1,243	$(110,543)	$(4,957)
Stock options issued to consultants	-	-	25	-	-	25
Stock options issued to employees	-	-	62	-	-	62
Rights offering	1,333	838	732	-	-	1,570
Net income	-	-	-	-	1,845	1,845
Balance at December 31, 2013	9,719	66,790	39,210	1,243	(108,698)	(1,455)
Stock options issued to consultants	-	-	434	-	-	434
Stock options issued to employees	-	-	627	-	-	627
Exercise of stock options	127	140	-	-	-	140
Exercise of warrants	15	21	-	-	-	21
Exchange of warrants	-	-	840	-	-	840
Rights offering	732	1,705	477	-	-	2,182
Net loss	-	-	-	-	(2,176)	(2,176)
Balance at December 31, 2014	10,593	68,656	41,588	1,243	(110,874)	613
Stock options issued to employees	-	-	9	-	-	9
Exercise of stock options	27	27	-	-	-	27
Net income	-	-	-	-	177	177
Balance at March 31, 2015	10,620	68,683	41,597	1,243	(110,697)	826
Stock options issued to employees	-	-	10	-	-	10
Exercise of warrants	299	449	-	-	-	449
Net loss	-	-	-	-	(173)	(173)
Balance at June 30, 2015	10,919	69,132	41,607	1,243	(110,870)	1,112
Stock options issued to employees	-	-	9	-	-	9
Exercise of stock options	20	21	-	-	-	21
Net income	-	-	-	-	(123)	(123)
Balance at September 30, 2015	10,939	69,153	41,616	1,243	(110,993)	1,019

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

During the nine months ended September 30, 2015, the Company incurred a net loss from operations of $1,339 which excludes an unrealized non-cash gain of $1,226 on derivative liabilities. At September 30, 2015, it had an accumulated deficit of $110,993.

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

On August 10, 2011, and again on May 28, 2014, the Board of Directors approved a 1-for-18 and a 1-for-3 reverse stock split, or “Share Consolidation”, respectively, which became effective on August 25, 2011 and September 3, 2014, respectively. The combined 1-for-54 reverse stock split affected all of the Company’s common shares, stock options and warrants outstanding at the effective dates. Consequently, the Company has retroactively adjusted its financial statements for all periods presented to show the shares, stock options and warrants as if they had always been presented on this basis. The number of units and unit prices (including with respect to the units issued in our April 2010 Private Placement and the Rights Offering) have not been adjusted to reflect the Share Consolidation. The number of warrants outstanding have not been adjusted to reflect the Share Consolidation (in accordance with the terms of the warrants, the number of shares of common stock issuable thereunder were adjusted as a result of the Share Consolidation but not the number of warrants outstanding).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include valuation of derivative warrant liability and the value of stock based compensation. Actual results could differ from those estimates.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In the opinion of management, these unaudited interim condensed consolidated financial statements include all normal and recurring adjustments considered necessary for the fair presentation of the Company’s financial position at September 30, 2015 and to state fairly the results for the periods presented. The most significant estimates included in these financial statements are the derivative instruments described in Note 4. There were significant changes in their valuation during the quarter ended, and for the nine-month period ended September 30, 2015.

New Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial statement disclosures.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2015, the Company had $1,366 in cash and money market accounts ($2,307 at December 31, 2014). At September 30, 2015, the Company held $49 in cash of which $13 (as translated to US dollars) was in Canadian dollars. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments for the three and nine-month periods ended September 30, 2015 and 2014 respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net (loss)/income	$(123)	$380	$(119)	$(3,564)

Denominator:
Weighted-average common shares, basic	10,929	9,861	10,791	9,861

Dilutive effect of stock options	-	570	-	-
Dilutive effect of warrants	-	723	-	-
Incremental dilutive shares	-	1,293	-	-

Weighted-average common shares, dilutive	10,929	11,154	10,791	9,861
Net (loss)/income per share, basic and diluted	$(0.01)	$0.04/0.03	$(0.01)	$(0.36)

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ending	Nine Months Ending
	September 30, 2015	September 30, 2015	September 30, 2014
Options to purchase common stock	2,359	2,394	2,261
Warrants to purchase common stock	2,594	2,594	3,835

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

The Company's derivative instruments include warrants to purchase 821 common shares and options to purchase 40 common shares, the exercise prices for which are denominated in a currency other than the Company's functional currency, as follows:

•	Warrants to purchase 821 common shares exercisable at CAD$4.32 per whole common share that expire on March 29, 2016;
•	Contractor options to purchase 21 common shares exercisable at CAD$1.89 per whole common share that expire on November 19, 2017;
•	Contractor options to purchase 17 common shares exercisable at CAD$1.62 per whole common share that expire on April 4, 2018;
•	Contractor options to purchase 2 common shares exercisable at CAD$2.43 per whole common share that expire on May 18, 2018.

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

The table below shows comparative data related to derivative fair value for the last five quarters.

	Fair Value at Various Balance Sheet Dates
Derivative Instrument	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
April 30, 2015 warrant*	-	-	10	411	1,587
March 29, 2016 warrant	38	225	595	789	1,754
Contractor options	55	84	89	119	158
Total	93	309	694	1,319	3,499

* On April 30, 2015, 1,307 warrants with an exercise price of CAD$4.32 expired unexercised.

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three and nine-month periods ended September 30, 2015 and 2014 are summarized in the table below. There is no cash flow impact for these derivatives until the warrants and/or options are exercised. If these warrants or options are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Gain/(Loss) on Derivative Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Warrants expiring April 30, 2015(1)	-	272	411	(440)
Warrants expiring April 30, 2015(2)	-	210	-	210
Warrants expiring March 29, 2016(1)	187	333	751	(1,281)
Warrants expiring March 29, 2016(2)	-	138	-	138
Options to contractors	29	45	64	(103)
Gain/(loss) on Derivative Instruments	216	998	1,226	(1,476)

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

The table below summarizes Canadian dollar denominated contractor option activity, since their issuance (in thousands):

	Canadian Denominated	Weighted Average
Contractor Options in $CAD	Contractor Options	Exercise Price $CAD
Outstanding at December 31, 2014	55	$1.84
Exercised	(10)	2.04
Outstanding at March 31, 2015	45	$1.79
Forfeited	(1)	1.82
Outstanding at June 30, 2015	44	$1.79
Exercised	(4)	1.62
Outstanding at September 30, 2015	40	$1.81

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Warrants to Purchase Common Stock

At September 30, 2015, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD$4.32 and a weighted average remaining life of 0.50 years. The Company also had warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.93 and a weighted average remaining life of 2.63 years:

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at September 30, 2015	$CAD/$USD	Expiration Date
Investor warrants(1)	821	$4.32 CAD	March 29, 2016
Investor warrants(2)	74	$1.50 USD	March 29, 2016
Investor warrants(3)	1,333	$1.50 USD	November 22, 2018
Investor warrants(4)	366	$3.60 USD	December 3, 2016
Total	2,594

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

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the stock option plan from a fixed number of 6,666 to the number of shares that represent twenty five percent (25%) of the total number of all issued and outstanding shares of common stock from time to time. Based upon the current shares outstanding, a maximum of 2,730 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years(1) from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three and nine month periods ended September 30, 2015 and 2014.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Gain/(Loss) on Derivative Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractor options expense recognized	-	122	-	251
Employee options expense recognized	9	67	28	539
Total option expense recognized	9	189	28	790

(1) December 31, 2014 Grant to a contractor was exercisable for a period of two years. Grant expense was calculated by same method as all other options with the exception of a two year, versus seven year expiration. The expected dividend rate used was 0%, risk-free rate of interest was 0.67% and the calculated 2 year volatility was 125%.

Stock option activity

The following is a summary of option activity for the nine months ended September 30, 2015 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding at December 31, 2014	1,338	$2.38
Exercised	(10)	2.04
Outstanding at March 31, 2015	1,328	$2.39
Forfeited	(1)	1.82
Outstanding at June 30, 2015	1,327	$2.38
Exercised	(4)	1.62
Outstanding at September 30, 2015	1,323	$2.39

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black-Scholes model with the gain or loss reported as unrealized gain (loss).

Upon exercise, expiration or forfeiture of those options denominated in Canadian dollars and treated as derivative liabilities the Company re-measures the derivative liability prior to exercise, expiration or forfeiture and records a gain or loss accordingly. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. There was one exercise of Canadian dollar denominated options treated as derivative liabilities during the three month period ended September 30, 2015. This exercise resulted in 4 shares being issued and cash received of $4. For the nine month period ended September 30, 2015, total exercises of Canadian dollar denominated options treated as derivative liabilities resulted in 14 shares being issued and cash received of $21.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following is a summary of option activity for the nine months ended September 30, 2015 for stock options denominated in U.S. dollars (all exercisable and fully vested at grant date):

	Number of	Weighted-Average
U.S. Dollar Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding at December 31, 2014	1,072	$1.77
Granted	4	2.51
Exercised	(17)	0.60
Outstanding at March 31, 2015	1,059	$1.80
Granted	4	2.30
Forfeited	(2)	0.54
Expired	(1)	15.66
Outstanding at June 30, 2015	1,060	$1.78
Granted	4	2.35
Exercised	(16)	1.05
Forfeited	(1)	5.40
Expired	(11)	1.50
Outstanding at September 30, 2015	1,036	$1. 81

There was one exercise of U.S. dollar denominated options during the three month period ended September 30, 2015. This exercise resulted in 16 shares being issued and cash received of $17. For the nine month period ended September 30, 2015, exercises of U.S. dollar denominated options resulted in 33 shares being issued and cash received of $27.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below: The expected volatility was determined using historical volatility of our stock based on the contractual life of the award.

	Quarter Ended
Black-Scholes Model Assumptions	March 31, 2015	June 30, 2015	September 30, 2015
Expected dividend	0.00%	0.00%	0.00%
Risk free rate	1.90%	2.00%	1.89%
Expected volatility	127%	139%	139%
Expected life	7 years	7 years	7 years

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at September 30, 2015(1)
	Quoted Price in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Level 1		Level 2	Level 3	Total
Cash and cash equivalents	$49	(2)	$1,317	$-	$1,366
Liabilities
Derivative liabilities	$-		$93	$-	$93

(1)	There were no changes in classification between levels during the quarter ended September 30, 2015.
(2)	Company held $49 in cash of which $13 (as translated to US dollars) was in Canadian funds.

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

Leases

The Company has an operating lease for approximately 350 square feet in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had office rent expense of $3 during the quarter ended September 30, 2015.

8. Subsequent event

On November 12, 2015 the Company’s Board of Directors appointed Robert Andrade to serve as the Company’s Chief Financial Officer. In connection with the appointment of Mr. Andrade, Ms. Krysia Lynes resigned from the position of Interim Chief Financial Officer effective November 12, 2015.

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

Overview

Exchange Listing

In December 2008 we received notice from the American Stock Exchange that we were not in compliance with Section 1003(a)(ii) of its Company Guide, because our stockholders’ equity was below $6 million and we incurred losses from continued operations and net losses in the five most recent fiscal years. On January 29, 2009, we voluntarily filed to delist our common stock from the American Stock Exchange and effective January 29, 2009 our common stock was no longer traded on the American Stock Exchange. As a result, any trading of our common stock in the U.S. must now be conducted in the over-the-counter markets. Our common stock continues to trade on the Toronto Stock Exchange (“TSX”). The TSX also has continuing listing standards, including minimum market capitalization and other requirements, that we might not meet in the future, particularly if the price of our common stock does not increase or we are unable to raise capital to continue our operations. On September 18, 2012, the TSX issued an official delisting review of our common stock. On January 7, 2013, the TSX announced that it had completed its review of the common shares of the Company and had determined that the Company meets TSX's continuing listing requirements.

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

Status at end of treatment (6 cycles):

	Cisplatin	Cisplatin + STS
Efficacy	(n = 52)	(n = 57)
Complete response	44 (84.6%)	52 (91.2%)
Stable disease	3 (5.8%)	4 (7.0%)
Progressive disease	2 (3.9%)	0 (0.0%)
Died	1 (1.9%)	0 (0.0%)
Not available	2 (3.9%)	1 (1.8%)

Further, the results presented showed that treatment was well tolerated and acute toxicity similar between arms. The table below presents the toxicities of the two arms:

		Cisplatin	Cisplatin + STS
Grade 3 and 4 Acute Toxicities	Grade	(n = 52)	(n = 57)
Allergy	3	1 (1.9%)	0 (0.0%)
Febrile neutropenia	3	4 (7.7%)	5 (8.8%)
Infection	3	5 (5.9%)	6 (10.5%)
Hypomagnesemia	3	1 (1.9%)	1 (1.8%)
Hypermatremia	3	0 (0.0%)	1 (1.8%)
Vomiting	3	1 (1.9%)	3 (5.3%)
Nausea	3	3 (5.8%)	2 (3.5%)
Left ventricular systolic disfunct.	3, 4	0 (0.0%)	0 (0.0%)
Other toxicities	3	14 (26.9%)	20 (35.1%)
Other toxicities	4	3 (5.8%)	5 (8.8%)

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

126 eligible subjects were enrolled with germ cell tumor (32), osteosarcoma (30), neuroblastoma (26), medulloblastoma (26), hepatoblastoma (7) or other (5).  Of these eligible subjects, 104 subjects (64 male and 29 <5 years old) were evaluable for the primary endpoint.

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

We generated a net loss of approximately $119 thousand for the nine-months ended September 30, 2015 and generated a net loss of $3.6 million for the nine-months ended September 30, 2014 (as a result of a non-cash gain on derivatives of $1.2 million and $1.9 million non-cash loss on derivatives for the nine-months ending September 30, 2015 and 2014, respectively). As of September 30, 2015, our accumulated deficit was approximately $111.0 million.

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

Results of Operations

Three months ended September 30, 2015 versus three months ended September 30, 2014:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2015%		September 30, 2014%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	88	26%	88	14%	-
General and administration	250	74%	531	86%	(281)
Total operating expenses	338	100%	619	100%	(281)

Loss from operations	(338)		(619)		281

Unrealized gain on derivatives	216		619		(403)
Net gain on derivative settlement	-		379		(379)
Interest income and other, net	(1)		1		(2)
Net (loss)/income and total comprehensive (loss)/income	$(123)		$380		$(503)

Research and development expenses for the three months ended September 30, 2015 were in line with the same period in 2014 as the Company’s focus continued to be solely on STS development. Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period.

General and administrative expenses were down sharply for the three month period ended September 30, 2015 as compared to the same period in 2014. The decrease was due to a large reduction in equity based compensation in the quarter ended September 30, 2015 over the same period in 2014.

The Company recorded an unrealized gain on derivatives of $216 in the three months ended September 30, 2015 compared to the same three months ended September 30, 2014 where there was an unrealized gain of $619 on derivative valuation and a realized gain of $379 on derivative settlement. These derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these warrants is estimated using the Black-Scholes option-pricing model.

Our results of operations for the nine-months ended September 30, 2015 versus nine-months ended September 30, 2014 were as follows:

	Nine-Months		Nine-Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2015%		September 30, 2014%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	185	14%	192	9%	(7)
General and administration	1,154	86%	1,894	91%	(740)
Total operating expenses	1,339	100%	2,086	100%	(747)

Loss from operations	(1,339)		(2,086)		747

Unrealized gain/(loss) on derivatives	1,226		(1,855)		3,081
Net gain on derivative sttlement	-		379		(379)
Interest income and other, net	(6)		(2)		(4)
Net income/(loss) and total comprehensive income/(loss)	$(119)		$(3,564)		$3,445

Total operating expenses were $1,339 for the nine-months ended September 30, 2015 and approximately $2,086 for the nine-months ended September 30, 2014. Research and development expenses were comparable for the same period as the Company’s focus was solely STS. There was a significant decrease in general and administrative expense due to a reduction in non-cash expenses associated with the issuance of stock options in 2014.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through September 30, 2015, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

		Basic & Diluted
	Net (Loss)/Income	Net (Loss)/Income
Period	For the Period	Per Common Share
December 31, 2013	$1,112	$0.12/0.11
March 31, 2014	$(3,194)	$(0.33)/(0.33)
June 30, 2014	$(750)	$(0.08)/(0.08)
September 30, 2014	$380	$0.04/0.03
December 31, 2014	$1,388	$0.14/0.12
March 31, 2015	$177	$0.02/0.01
June 30, 2015	$(173)	$(0.02)/(0.02)
September 30, 2015	$(123)	$(0.01)/(0.01)

Liquidity and Capital Resources

Dollars in thousands
Selected Assets and Liability Data:	September 30, 2015	December 31, 2014
Cash and cash equivalents	$1,366	$2,307
Other current assets	84	65
Current liabilities excluding derivative liabilities	338	440
Derivative liabilities	93	1,319
Working capital(1)	1,112	1,932

Selected equity:
Common stock	69,153	68,656
Accumulated deficit	(110,993)	(110,874)
Stockholders’ equity	$1,019	$613
(1) [Current assets – current liabilities excluding derivative liability]

Cash and cash equivalents were $1,366 at September 30, 2015 and $2,307 at December 31, 2014. The decrease in cash and cash equivalents between September 30, 2015 and December 31, 2014 is due to clinical trial expenses related to our Phase III study of STS and our general and administrative expenses offset by the exercise of options and warrants during the fiscal year. The Company received approximately $0.5 million during the nine months ended September 30, 2015 in cash from the exercise of options and warrants to purchase an aggregate of approximately of 347 of our common shares.

Dollar and shares in thousands Selected cash flow data:	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash used in operating activities	(509)	(443)	(1,438)	(1,231)
Net cash provided by investing activities	-	-	-	-
Net cash provided by financing activities	21	21	497	161
Decrease in cash and cash equivalents	(488)	(422)	(941)	(1,070)
Number of common shares outstanding	10,939	9,861	10,939	9,861

Net cash used in operating activities for the three months ended September 30, 2015 was $509, as compared to $443 during the same period in 2014. This increase is due to increased cash outlays incurred from ongoing STS Phase III trials, STS product development and general and administrative costs associated with the Company’s strategic initiatives designed to further develop new markets and partnering opportunities. Net cash provided by financing activities for the three months ended both September 30, 2015 and 2014 was $21. The $21 of net financing cash represented the aggregate exercise price paid in connection with the exercise of various options and warrants to purchase common shares. Total decrease in cash and cash equivalents was $488 for the three months ended September 30, 2015 which is an increase of $66 over the same period in 2014.

Net cash used in operating activities for the nine-months ended September 30, 2015 was $1,438, as compared to $1,231 during the same period in 2014. This increase is due to increased cash outlays incurred from ongoing STS Phase III trials, STS product development and general and administrative costs associated with the Company’s strategic initiatives designed to further develop new markets and partnering opportunities. Net cash provided by financing activities for the nine months ended September 30, 2015 was $497 compared to $161 for the nine-months ended September 30, 2014. The $497 of net financing cash represented the aggregate exercise price paid in connection with various warrants and options being exercised to purchase common shares during the period. Total decrease in cash and cash equivalents was $941 for the nine-months ended September 30, 2015 which is a decrease of $129 over the same period in 2014.

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

We had cash and cash equivalents of approximately $1.37 million as of September 30, 2015.

Outstanding Share Information

The outstanding share data for our company as of September 30, 2015 (in thousands):

September 30, 2015
Common shares	10,939
Warrants	2,594
Stock options	2,359
Total	15,892

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2015, we had approximately $1.37 million in cash accounts. We have not experienced any loss or write down of our money market investments for the three months ended September 30, 2015 and 2014, respectively.

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

Research and development expenses for the three months ended September 30, 2015 and 2014 were $88 and $88 respectively and for the nine-months then ended, $185 and $192, respectively. Expenses on research and development fluctuate with relation to trial activity.

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

At September 30, 2015, we had $1,317 in money market investments as compared to $499 at September 30, 2014; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments for the periods ended September 30, 2015 and 2014.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we have business activities in Canada. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At September 30, 2015 the company held approximately 17 thousand Canadian dollars (13 as translated to U.S. dollars).

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities.

The following table details grants of stock options to various contractors, officers and directors of the Company:

Date of Option Grant	Number of Options Granted		Strike Price $USD
January 24, 2014	176,287		$1.59
April 25, 2014	275,324	(1)	$2.31
May 15, 2014	2,778		$3.60
August 2, 2014	48,454		$2.79
November 7, 2014	3,920		$2.55
December 31, 2014	147,500		$2.69
March 16, 2015	3,984		$2.51
May 11, 2015	4,346		$2.30
August 3, 2015	4,254		$2.35

The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD denominated grants and are each exercisable for a period of 7 years from the grant date.

(1)On April 25, 2014 Fennec granted 133,333 options each to Dr. Khalid Islam and Adrian Haigh. Such options shall vest: (i) as to 66,666 Common Shares, on the date of grant; and (ii) as to 66,667 Common Shares, upon and subject to orphan drug approval of STS in the EU, provided that they then remain on the Board of Directors of the Company at the time of such approval and that they have played a vital or precipitating part in obtaining such EU orphan drug designation, as reasonably determined by non-interested Board members. If the vesting conditions referred to in (ii) above have not occurred by May 31, 2016, the option to acquire the 66,667 Common Shares referred to in (ii) above shall be terminated and of no further force or effect.

On November 7, 2014 the Board of Directors amended two of the vesting conditions. The Board determined that it would be appropriate and desirable to amend the conditions such that (i) it could be fully satisfied by the Company obtaining, in lieu of orphan drug designation, PUMA in Europe for STS; and (ii) the deadline for satisfaction of the vesting condition extended to December 31, 2017.

The Company has not recognized any expense associated with these options. On the date vesting conditions are met, the Company will recognize all of the expense associated with these options.

There were approximately 20,000 shares issued through the exercises of options in the quarter ended September 30, 2015. For the nine-months ended September 30, 2015, exercises of options resulted in the issuance of approximately 47,000 new common shares and resulted in gross proceeds to the Company of approximately $48,000.

During the nine-months ended September 30, 2015, approximately 299,000 new common shares were issued as a result of the exercise of warrants. These exercises resulted in gross proceeds of approximately $449,000. There were no warrant exercises in the quarter ended September 30, 2015.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None. Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.40	Employment Agreement - Robert Andrade

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended September 30, 2015 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: November 12, 2015	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 12, 2015	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

