Form 10-K
period 2015-12-31
FENNEC PHARMACEUTICALS INC.
filed 2016-03-28
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Shares as reported by the OTCQB on June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $15,222,623 based upon a total of 5,969,656 shares held as of June 30, 2015 by persons believed to be non-affiliates of the Registrant (for purposes of this calculation, all of the Registrant’s officers, directors and 10% owners known to the Company are deemed to be affiliates of the Registrant).

As of March 18, 2016, there were 10,939,500 shares of the Registrant’s common stock outstanding.

FENNEC PHARMACEUTICALS INC.

2015 FORM 10-K ANNUAL REPORT

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

On June 30, 2014, the Company announced a tender offer to exchange all Canadian denominated warrants with an expiration date of April 30, 2015 and March 29, 2016 for a new warrant. New warrants could be obtained by exchanging one hundred eighty (180) original warrants. New warrants would expire March 29, 2016 and have a strike price of $0.50. As a result of the September 3, 2014 share consolidation, three new warrants entitle the holder to purchase one common share at a price of $1.50. The exchange concluded on July 29, 2014. Approximately 71% of all outstanding warrants expiring on April 30, 2015 and 48% of all outstanding warrants expiring on March 29, 2016 participated in the exchange.

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

Lead Product Candidate

The following is our only lead product candidate in the clinical stage of development:

•	Sodium Thiosulfate (STS) – a water soluble thiol compound that acts as a chemical reducing agent, recently completed patient enrollment of two Phase III clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children.

We continue to focus efforts on the development of STS.

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

The study was initiated in October 2007 initially in the United Kingdom and through the end of 2014, 45 sites from 12 countries enrolled 109 evaluable patients. Under the terms of our agreement, SIOPEL will conduct and fund all clinical activities and we will provide drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. Interim efficacy results on response to chemotherapy are evaluated after every 20 patients and reviewed by the Independent Data Monitoring Committee (IDMC). The IDMC was established to assess any potential concern of an adverse effect of STS on the efficacy of the cisplatin chemotherapy and to review safety according to protocol pre-specified patient numbers. In February 2015, the IDMC recommended the continuation of SIOPEL 6 after conducting their final safety review on 100 patients. Previously, the IDMC reached a similar conclusion after reviewing the safety of 20, 40, 60 and 80 patients and their current recommendation on 100 patients to continue the clinical trial represents the last and final safety review. Patient recruitment has now been completed and the efficacy outcome based on audiometric results will be evaluated on an ongoing basis as each child reaches the age of 3.5 years. Protocol pre-specified primary hearing end point assessment (p value of 0.0168) at 68 patients will be performed in the first half of 2016. If interim p value is not met, then p value of 0.045 will be tested with final readout of data in 2017.

The primary objectives of SIOPEL 6 are:

•	To assess the efficacy of STS to reduce the hearing impairment caused by cisplatin
•	To carefully monitor any potential impact of STS on response to cisplatin and survival

SIOPEL 6 - Preliminary Results - ASCO 2015

Newly diagnosed patients with standard risk hepatoblastoma were treated with weekly cycles of Cisplatin every two weeks, including 4 chemotherapy courses before primary tumor resection and 2 courses after surgery. Patients were randomized to Cisplatin alone or Cisplatin and STS. Cisplatin of 80 mg/m2 was administered intravenous over 6 hours. STS was administered intravenous exactly 6 hours after stop of Cisplatin over 15 minutes at 20 g/m2. Tumor response was assessed after 2 and 4 cycles pre-operative with serum AFP and liver imaging. In case of progression after 2 cycles, STS was stopped and doxorubicin 60 mg/m2 continuous infusion over 48 hours added. The primary endpoint is centrally reviewed absolute hearing threshold, at the age of ≥ 3.5 years, by pure tone audiometry. The trial has 80% power to detect a reduction in hearing loss defined as Brock grade ≥ 1 from 60% of patients with Cisplatin to 35% with Cisplatin plus STS.

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

Status at end of treatment (6 cycles):

Efficacy	Cisplatin (n = 52)	Cisplatin + STS (n = 57)
Complete response	44 (84.6%)	52 (91.2%)
Stable disease	3 (5.8%)	4 (7.0%)
Progressive disease	2 (3.9%)	0 (0.0%)
Died	1 (1.9%)	0 (0.0%)
Not available	2 (3.9%)	1 (1.8%)

Further, the results presented showed that treatment was well tolerated and acute toxicity similar between arms. The table below presents the toxicities of the two arms:

Grade 3 and 4 Acute Toxicities	Grade	Cisplatin (n = 52)	Cisplatin + STS (n = 57)
Allergy	3	1 (1.9%)	0 (0.0%)
Febrile neutropenia	3	4 (7.7%)	5 (8.8%)
Infection	3	5 (5.9%)	6 (10.5%)
Hypomagnesemia	3	1 (1.9%)	1 (1.8%)
Hypermatremia	3	0 (0.0%)	1 (1.8%)
Vomiting	3	1 (1.9%)	3 (5.3%)
Nausea	3	3 (5.8%)	2 (3.5%)
Left ventricular systolic dysfunction.	3, 4	0 (0.0%)	0 (0.0%)
Other toxicities	3	14 (26.9%)	20 (35.1%)
Other toxicities	4	3 (5.8%)	5 (8.8%)

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

Currently, we have licensed from Oregon Health and Science University 1 U.S. and 9 foreign patents, with an additional 1 patent pending.

In addition, periods of marketing exclusivity for STS may also be possible in the United States under orphan drug status and in Europe under European Market Exclusivity for Pediatric Use. We obtained U.S. Orphan Drug Designation for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients in 2004.

Our success is significantly dependent on our ability to obtain and maintain patent protection for our product candidates, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies, in general, is highly uncertain and involves complex legal and factual questions, which often results in apparent inconsistencies regarding the breadth of claims allowed and general uncertainty as to their legal interpretation and enforceability. Further, our principal candidate STS, is based on previously known compounds, and the candidates or products that we develop in the future may include or be based on the same or other compounds owned or produced by other parties, some or all of which may not be subject to effective patent protection. In addition, regimens that we may develop for the administration of pharmaceuticals, such as specifications for the frequency, timing and amount of dosages, may not be patentable. Accordingly, our patent applications may not result in patents being issued and issued patents may not afford effective protection. In addition, products or processes that we develop may turn out to be covered by third party patents, in which case we may require a license under such patents if we intend to continue the development of those products or processes.

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

On May 18, 2015, Fennec negotiated an amendment ("Amendment 1") to the exclusive license agreement with Oregon Health & Science University ("OHSU"). Amendment 1 expands the exclusive license agreement signed with OHSU on February 20, 2013 or New OHSU Agreement to include the use of N-acetylcysteine as a standalone therapy and/or in combination with Sodium Thiosulfate ("STS") for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product. The term of Amendment 1 under the OHSU Agreement expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec or 8 years, whichever is later. In the event a licensed product obtains regulatory approval and is covered by the Orphan Drug Designation, the parties will in good faith amend the term of the agreement.

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

Research and Development

Our research and development efforts have been focused on the development of STS since 2013.

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

Research and development expenses totaled $0.3 million and $0.4 million for the fiscal years ended December 31, 2015 and 2014, respectively.

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

Employees

At December 31, 2015, we had three employees (our Chief Executive Officer, Chief Financial Officer and Controller). These employees are employed on a full-time basis and there are no part-time employees. The company uses independent contractors to perform certain daily operations of the company.

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

To date, we have been engaged primarily in research and development activities. We have had no revenues through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We reported a loss of approximately $0.7 million (including a non-cash gain on derivative liabilities of $1.2 million) in the twelve months ended December 31, 2015, and reported a net loss of approximately $2.2 million (which included a non-cash gain on derivative liabilities of $0.4 million and a gain on derivative settlement of $0.3 million) for the twelve months ended December 31, 2014. At December 31, 2015, we had an accumulated deficit of approximately $111.5 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and our product candidates are in varying stages of development and testing. Our ability to attain profitability will depend upon our ability to fund and develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidates and to license or otherwise market our product candidates successfully. Any revenues generated from such products, assuming they are successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

There is no assurance that we will successfully develop a commercially viable product.

Since our formation in September 1996, we have engaged in research and development programs. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until we have completed additional clinical trials, if at all. There can be no assurance that the research we fund and manage will lead to commercially viable products. We have completed enrollment of two Phase III studies for STS. Our products must still undergo substantial additional regulatory review prior to commercialization.

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

We currently rely on scientific and research and development collaboration arrangements with academic institutions and other third party collaborators, including an exclusive worldwide license from OHSU for STS. We also rely on collaborators for testing STS, including SIOPEL and the Children’s Oncology Group.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate, through preclinical studies with animals and clinical trials with humans, that our product candidates are safe and effective for use in each target indication. To date, we have performed only limited clinical trials, and we have only done so with some of our product candidates. Much of our testing has been conducted on animals or on human cells in the laboratory, and the benefits of treatment seen in animals may not ultimately be obtained in human clinical trials. As a result, we may need to perform significant additional research and development and extensive preclinical and clinical testing prior to any application for commercial use. We may suffer significant setbacks in clinical trials, and the trials may demonstrate our product candidates to be unsafe or ineffective. We may also encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials, which would increase our development costs and harm our financial results and commercial prospects. Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials and we may experience significant delays in the future. If patients are unwilling to participate in our trials because of competitive clinical trials for similar patient populations, perceived risk or any other reason, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. Other factors that may result in significant delays include obtaining regulatory or ethics review board approvals for proposed trials, reaching agreement on acceptable terms with prospective clinical trial sites, and obtaining sufficient quantities of drug for use in the clinical trials. Such delays could result in the termination of the clinical trials altogether.

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

In December 2014, we announced the closing of a private placement for proceeds of $2.2 million. The Company spent $0.3 million of those proceeds on research and development. The Company spent an additional $0.3 million on U.S. and European regulatory consulting. Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop STS.

If our licenses to proprietary technology owned by others are terminated or expire, we may suffer increased development costs and delays, and we may not be able to successfully develop our product candidates.

The development of our drug candidates and the manufacture and sale of any products that we develop will involve the use of processes, products and information, some of the rights to which are owned by others. STS is licensed under agreements with OHSU. Although we have obtained licenses or rights with regard to the use of certain processes, products and information, the licenses or rights could be terminated or expire during critical periods and we may not be able to obtain, on favorable terms or at all, licenses or other rights that may be required. Some of these licenses provide for limited periods of exclusivity that may be extended only with the consent of the licensor, which may not be granted.

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

The value of our technology will depend in part upon our ability, and those of our collaborators, to obtain patent protection or licenses to patents, maintain trade secret protection and operate without infringing on the rights of third parties. Although we have successfully pursued patent applications in the past, it is possible that:

•	some or all of our pending patent applications, or those we have licensed, may not be allowed;
•	proprietary products or processed that we develop in the future may not be patentable;
•	any issued patents that we own or license may not provide us with any competitive advantages or may be successfully challenged by third parties; or
•	the patents of others may have an adverse effect on our ability to do business.

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

The vulnerability to off-label use or sale of our product candidates that are covered only by “method of use” patents may cause downward pricing pressure on product candidates if they are ever commercialized and may make it more difficult for us to enter into collaboration or partnering arrangements for the development of these product candidates.

STS is currently only covered by “method of use” patents, which covers the use of certain compounds to treat specific conditions, and are not covered by “composition of matter” patents, which would cover the chemical composition of the compound. Method of use patents provides less protection than composition of matter patents because of the possibility of off-label competition if other companies develop or market the compound for other uses. If another company markets a drug that we expect to market under the protection of a method of use patent, physicians may prescribe the other company’s drug for use in the indication for which we obtain approval and have a patent, even if the other company’s drug is not approved for such an indication. Off-label use and sales could limit our sales and exert pricing pressure on any products we develop covered only by method of use patents. Also, it may be more difficult to find a collaborator to license or support the development of our product candidates that are only covered by method of use patents.

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

Historically, the market price of our common stock has been highly volatile and the market for our common stock has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From March 15, 2011 to March 18, 2016, the trading price of our stock fluctuated from a high closing price of CAD$6.60 per share to a low closing price of CAD$0.33 per share on the TSX. From July 1, 2008 until our delisting on January 30, 2009, the trading price of our stock fluctuated from a high closing price of $12.42 per share to a low closing price of $0.54 per share on the AMEX. Historically, our common stock has had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common stock. It is likely that the market price of our common stock will continue to fluctuate significantly in the future.

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

At March 18, 2016, our current shareholders separately representing more than 5% ownership in our Company collectively represented beneficial ownership of approximately 73% of our common stock. In particular, Southpoint Capital Advisors LP owns or exercises control over 4.0 million shares of common stock, representing approximately 36.5% of the issued and outstanding common stock. In addition, Manchester Explorer, LP, together with its associates, owns approximately 1.8 million shares, or 17% of our common stock. Furthermore, Mr. Robert Butts, the former Chairman of our Board of Directors, individually owns approximately 0.8 million shares, or 7% of our common stock. Southpoint Capital, Manchester Explorer, our other 5% shareholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our shareholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These shareholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common stock or deprive our other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

There are a large number of shares of our common stock underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common stock.

Sale or issuance of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. At March 18, 2016, we had outstanding warrants to purchase approximately 2.6 million shares of our common stock of which approximately $3.5 million were denominated in Canadian dollars which had a weighted average exercise price of CAD $4.32 per common share, and $3.4 million denominated in U.S. dollars which had a weighted average exercise price of $1.93 per common share. In addition, at March 18, 2016, there were approximately 2.4 million shares issuable upon the exercise of stock options granted by us of which approximately $3.2 million were denominated in Canadian dollars and had a weighted average exercise price of CAD $2.39 per common share and approximately $1.9 million were denominated in U.S. dollars and had a weighted average exercise price of $1.77 per common share. We may also issue further warrants as part of any future financings as well as the additional 0.2 million options to acquire our common stock currently remaining and available for issuance under our stock option plan.

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

	OTC Market: OTCQB (in U.S. dollars)			Toronto Stock Exchange (in Canadian dollars)
	High $	Low $	Volume	High $	Low $	Volume
Fiscal 2015:
Quarter ended 12/31/15	$2.05	$0.29	2,341	$2.91	$1.48	3,465
Quarter ended 09/30/15	2.55	2.01	2,614	3.26	2.65	3,415
Quarter ended 06/30/15	2.57	2.06	2,965	3.24	2.50	2,544
Quarter ended 03/31/15	$2.86	$2.00	4,698	$3.55	$2.51	4,598
Fiscal 2014:
Quarter ended 12/31/14	$3.13	$2.10	4,878	$3.65	$2.17	6,815
Quarter ended 09/30/14	3.57	2.11	6,283	3.75	2.25	8,489
Quarter ended 06/30/14	5.34	1.98	20,114	6.60	2.25	38,071
Quarter ended 03/31/14	$2.58	$1.02	11,061	$2.88	$1.08	7,390

As of March 18, 2016, the last reported sale on the TSX was CAD$2.38 per share and the last reported sale on the OTCQB was $1.84 per share.

Record Holders

As of March 18, 2016, there were approximately 51 shareholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS.  All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in Canada.  Cede & Co. and CDS are each considered to be one shareholder of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock.  We currently expect to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015 and 2014, the Company granted 70,708 and 654,263 options, respectively. These options were issued to certain consultants, officers and directors of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). All options were USD denominated and exercisable for a period of seven years from the grant date. Details of the grants are listed in the following table:

Date of Grant	Option to Purchase Shares	Exercise Price $USD
January 24, 2014	176,287	1.59
April 25, 2014	275,324	2.31
May 15, 2014	2,778	3.60
August 4, 2014	48,454	2.79
November 7, 2014	3,920	2.55
December 31, 2014	147,500	2.69
March 16, 2015	3,984	2.51
May 11, 2015	4,346	2.30
August 3, 2015	4,254	2.35
November 10, 2015	8,124	1.23
December 11, 2015	50,000	1.13

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

Exercises of warrants and options resulted in the issuance of approximately 347,000, and 142,000 new common shares in the years ended December 31, 2015 and 2014, respectively. These exercises resulted in gross proceeds to the Company of approximately $497,000 and $161,000 for the years ended December 31, 2015 and 2014, respectively.

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

Patient enrollment for STS has completed in both COG ACCL0431 and SIOPEL 6, which are both Phase III trials of STS. The preliminary results of COG ACCL0431 were presented in the second quarter of 2014 and preliminary safety and efficacy results on SIOPEL 6 were presented during the second quarter of 2015.

We have not received and do not expect to have significant revenues from our product candidates until we are either able to sell our product candidates after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. The Company generated a net loss of $0.7 million for the twelve months ended December 31, 2015 despite the non-cash gain on derivative liabilities of $1.2 million. We generated a net loss of approximately $2.2 million for the twelve months ended December 31, 2014 (there was a non-cash gain on the change in derivative liability of $0.4 million and a gain on derivative settlement of $0.3 million). As of December 31, 2015, our accumulated deficit was approximately $111.5 million.

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

On December 3, 2014, we completed a $2.2 million equity financing for general working capital. Further development of STS will require additional capital.

Results of Operations

Fiscal 2015 versus Fiscal 2014

In thousands of U.S. Dollars	Fiscal 2015%		Fiscal 2014%		Increase (Decrease)
Revenue	$-		$-		$-
Operating expenses:
Research and development	256	14%	357	12%	(101)
General and administration	1,634	86%	2,520	88%	(886)
Total operating expense	1,890	100%	2,877	100%	(987)
Other income (loss)	1,237		704		533
Interest income and other, net	(6)		(3)		(3)
Net income (loss)	$(659)		$(2,176)		$1,517

•	Research and development expenses were lower in fiscal 2015, as compared to fiscal 2014 primarily due to a reduction in the costs associated with the Phase III study of STS as the enrollment of SIOPEL6 completed enrollment in December 2014.
•	The large reduction in general and administrative expenses can be attributed to a large drop in equity based compensation of contractors, officers and directors in 2015 over prior year. Excluding equity based compensation, general and administrative costs were higher in 2014 related to select corporate administrative expenses tied to the 2014 warrant exchange, reverse stock split and name change.
•	Other income increased $0.5 million as a result of change in the fair value of derivatives. In 2015, the Company had $0.4 million in derivative warrant liability extinguish as the related warrants expired unexercised. Other liabilities classified as derivatives had a steep reduction in value as the warrants neared expiration. The weighted average term of all remaining derivative liabilities was 0.33 years.
•	Interest income increased in fiscal 2015, as compared to 2014 due to a higher average cash balance for the comparable periods.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through December 31, 2015, as prepared under U.S. GAAP (dollars in thousands, except per share information). Share information has been restated to reflect the share consolidations in 2012 and 2014:

Period	Net (Loss)/Income for the Period	Basic Net (Loss)/Income per Common Share	Diluted Net (Loss)/Income per Common Share
March 31, 2014	(3,194)	(0.33)	(0.33)
June 30, 2014	(750)	(0.08)	(0.08)
September 30, 2014	380	0.04	0.03
December 31, 2014	1,388	0.14	0.14
March 31, 2015	177	0.02	0.01
June 30, 2015	(173)	(0.02)	(0.02)
September 30, 2015	(123)	(0.01)	(0.01)
December 31, 2015	(540)	(0.05)	(0.05)

	Three Months Ended
Selected Statement of Operations Data (thousands):	December 31, 2015	December 31, 2014
Revenue	$-	$-
Operating expenses
Research and development	71	165
General and administrative	480	625
Loss from operations	(551)	(790)
Unrealized gain/(loss)	11	2,179
Interest income and other	-	(1)
Net income/(loss) and comprehensive income/(loss)	$(540)	$1,388

The Company reported a net loss from operations of $0.5 million (which excludes a $0.01 million non-cash gain on derivatives) for the three months ended December 31, 2015, compared to a net loss from operations of $0.8 million (excluding the non-cash gain of $2.2 million) in 2014.

Research and development expenses totaled $0.07 million for the fourth quarter ended December 31, 2015, as compared to a $0.2 million in the same period in 2014 as the Company's SIOPEL 6 Phase 3 trial completed enrollment along with a wind down of expenses associated with the trial. General and administrative expenses were $0.5 million in the fourth quarter ended December 31, 2015, as compared to $0.6 million in the same period in 2014. The decrease in general and administrative expenses is primarily attributable to the non-cash impact of equity based compensation in 2014.

Selected Asset and Liability Data (thousands):	December 31, 2015	December 31, 2014
Cash and equivalents	$942	$2,307
Other current assets	77	65
Current liabilities excluding derivative liability	389	440
Derivative warrant liability	82	1,319
Working capital [current assets – current liabilities excluding derivative liability]	630	1,932

Selected Equity:
Common stock	$69,153	$68,656
Accumulated deficit	(111,533)	(110,874)
Stockholders’ equity	548	613

Liquidity and Capital Resources

•	The $1.4 million decrease in cash and cash equivalents between December 31, 2015 and December 31, 2014 is due to clinical trial expenses related to our Phase III study of STS, the commercial development of STS and our general and administrative expenses. The outflow of cash was offset by $0.45 million of cash proceeds from the exercise of 300 warrants and $0.05 million from the exercise 47 options.
•	The increase in other current assets between December 31, 2014 and December 31, 2015 relates to an increase in pre-paid Director’s and Officer’s Insurance over the prior year.
•	Our liabilities decreased $1.3 million between December 31, 2015 and December 31, 2014. The decrease was primarily a result of the valuation of the derivative liability. Derivative liabilities decreased as a result of warrants to purchase 1.3 million common shares expiring unexercised.
•	Current liabilities excluding derivative warrant liability decreased between December 31, 2015 and December 31, 2014 by $0.05 million. The decrease was due to primarily to lower overall cash expenditures in 2015. At December 31, 2015, our working capital decreased by approximately $1.3 million from December 31, 2014 due to the use of cash in operations offset by proceeds we received from various warrant and options exercises during the year.

Selected Cash Flow Data (dollars and shares in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014
Net cash used in operating activities	$(1,862)	$(1,699)
Net cash provided from financing activities	497	2,343
Net cash provided from investing activities	-	-
Net twelve month cash flow	$(1,365)	$644
Number of common shares outstanding	10,940	10,593

The net cash flow used in operating activities for the year ended December 31, 2015 was approximately $1.9 million as compared to $1.7 million in 2014.

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

We had cash and cash equivalents of approximately $0.94 million as of December 31, 2015.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At December 31, 2015, we had approximately $0.02 million in our cash accounts and $0.92 million in our money market accounts. We have not experienced any loss or write down of our money market investments since the inception of the Company.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2015 consolidated financial statements.

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management‘s judgments.  Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the year ended December 31, 2015 and fiscal year ended December 31, 2014 we used the following weighted average assumptions:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected dividend	0%	0%
Risk-free interest rate	1.89 – 2.02%	1.97 – 2.28%
Expected volatility	127 – 153%	136 – 140%
Expected life	7 years	7 years

Common stock and warrants

Common stock is recorded as the net proceeds received on issuance after deducting all share issuance costs and the relative fair value of investor warrants. Warrants are recorded at relative fair value and are deducted from the proceeds of common stock and recorded on the consolidated statements of stockholders’ equity as additional paid-in capital.

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

	Derivative Value at December 31,		Gain/(Loss) on Derivative Instrument December 31,
Derivative Warrants/Options	2015	2014	2015	2014
Warrants expiring April 30, 2015	-	411	411	947
Warrants expiring March 29, 2016	41	789	748	(178)
Options (various expiration dates)	41	119	78	(65)
Total	82	1,319	1,237	704

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

The warrant exchange concluded July 29, 2014 resulted in a gain on settlement of the warrants expiring April 30, 2015 and March 29, 2016 of $211 and $138, respectively, for the fiscal year ended December 31, 2014. The July 29, 2014 conclusion of the warrant exchange increased additional paid in capital for the warrants expiring April 30, 2015 and March 29, 2016 by $657 and $183, respectively. There was no corresponding change to additional paid in capital for the fiscal year ended December 31, 2015 for warrants expiring April 30, 2015 and March 29, 2016.

The value of the derivative warrant liability presented on the balance sheet has typically been influenced by changes in the underlying share price of the Company. During the year ended December 31, 2014 the change in the derivative valuation was comprised of three factors:

•	A warrant exchange which concluded on July 29, 2014,
•	Forfeiture of contractor options denominated in Canadian dollars and;
•	A change in derivative liability due to share price movement.

The following table presents the overall change in derivative liability for the twelve months ended December 31, 2015 and December 31, 2014:

	Year Ended
Gain/(Loss) on Derivative Instruments	December 31, 2015	December 31, 2014
Warrants expiring April 30, 2015(1)	411	736
Warrants expiring April 30, 2015(2)	-	211
Warrants expiring March 29, 2016(1)	748	(316)
Warrants expiring March 29, 2016(2)	-	138
Options to contractors(1)	78	(95)
Options to contractors(3)	-	30
Gain/(loss) on derivative instruments	1,237	704

(1)	Unrealized gain/(loss) from change in derivative liability resulting from the fluctuation in the price of Fennec’s shares used to value the derivative instrument.
(2)	As a result of the warrant exchange concluded on July 29, 2014, holders of warrants expiring April 30, 2015 and March 29, 2016 (the “Existing (or Eligible) Warrants”) could elect to exchange their Eligible Warrants for “New Warrants”. New Warrants were denominated in the Company’s functional currency and thus, no longer considered derivative instruments under ASCA 815-40. Eligible Warrants participating in the exchange were valued on July 29, 2014 using the Black-Scholes Model and the resulting gain from the extinguishment of derivative liability was realized.
(3)	Options have a three year term from the date the contractual relationship is severed and unless approved by the Board of Directors, never greater than the original seven year term established from the date of issuance. Options which remain unexercised once the contractual relationship is severed after the lesser of three years from the date of severance or the seven years from date of original grant, are considered to be forfeited.

Outstanding Share Information

Our outstanding comparative share data at December 31, 2015 and December 31, 2014 is as follows (in thousands):

Outstanding Share Type	December 31, 2015	December 31, 2014
Common shares	10,940	10,593
Warrants to purchase common shares	2,595	4,201
Options to purchase common shares	2,417	2,410
Total	15,952	17,204

Newly Adopted and Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, this guidance was amended deferring the effective date one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amended guidance eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

At December 31, 2015, we had $0.9 million in money market investments as compared to $2.2 million at December 31, 2014; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments for the years ended December 31, 2015 and 2014.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we have business activities in Canada. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At December 31, 2015 the company held approximately sixteen thousand Canadian dollars.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of December 31, 2015, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below under “Management’s Annual Report on Internal Control over Financial Reporting.”

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the aforementioned 2013 COSO Framework criteria, our management concluded in its assessment of internal control over financial reporting that our internal control procedures, as of December 31, 2015, were not effective, as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

Our management has identified a control deficiency because we lack sufficient staff to segregate accounting duties.  We believe the control deficiency results primarily because we have only two full time individuals performing all accounting and financial reporting duties. As a result, we do not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet, income and cash flow statement accounts in our interim or annual financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

The Corporation has an Audit Committee, a Compensation Committee, and a Governance Committee. The current members of such committees are noted below:

Name and Province/State and Country of Residence, Position	Current Principal Occupation and Principal Occupation For Previous Five Years	Director Since	Age

Robert Andrade, Texas USA Chief Financial Officer	CFO of Fennec Pharmaceuticals; previously senior analyst Magnetar Capital; previously Portfolio Manager Millennium Partners	N/A	41
Chris A. Rallis, North Carolina, USA Director(1)(2)	Executive in-residence at Pappas Ventures; previously, CEO of ImmunoBiosciences	August 2011	62
Rostislav Raykov, New Jersey, USA Chief Executive Officer, Director	CEO of Fennec Pharmaceuticals Inc.; Co-Founder and Manager, DCML LLC; previously Portfolio Manager Alchem Partners; previously Portfolio Manager John Levin & Company	July 2009	40
Steven D. Skolsky, North Carolina USA Director(1)(2)(3)	Senior Vice President, Global Head-Clinical Site Management at Quintiles; previously CEO of Sequoia Pharmaceuticals; previously CEO of Trimeris, Inc.	August 2011	60
Adrian J. Haigh, Baar, Switzerland Director(1)(3)	Senior Vice President and General Manager of EMEA Region at PTC Therapeutics; previously Chief Operating Officer, Gentium GmbH; previously Regional VP Commercial Operations, Biogen Idec	April 2014	56
Khalid Islam, Zug, Switzerland Chairman of Board, Director(2)(3)	Founder/co-founder Sirius Healthcare Partners GMbH; previously Chairman and CEO of Gentium S.p.A.; previously CEO of Arpida AG	April 2014	60

(1)         Member of the Audit Committee

(2)         Member of the Compensation Committee

(3)         Member of the Governance Committee

Robert Andrade

Mr. Andrade has served as Chief Financial Officer since November 2015. Mr. Andrade was previously Chief Financial Officer and Director of Fennec from September 2009 until August 2013. In addition to his role with Fennec, Mr. Andrade was a senior analyst at Magnetar Capital, a portfolio manager for Millennium Partners and a senior analyst at Caxton Associates . Mr. Andrade graduated from University of Southern California, where he earned a Masters of Arts degree and Bachelor of Arts degree in economics.

Chris A. Rallis

Mr. Chris A. Rallis has served as a director of Fennec since August 2011. Mr. Rallis has been an executive-in-residence at Pappas Ventures, a life science venture capital firm since January 2008. Previously, Mr. Rallis was the President and Chief Executive Officer of ImmunoBiosciences, Inc. (“IBI”), a vaccine technology company formerly located in Raleigh, North Carolina from April 2006 through June 2007.  Prior to joining IBI, Mr. Rallis served as an executive in residence (part time) for Pappas Ventures, and as a consultant for Duke University and Panacos Pharmaceuticals, Inc.  Mr. Rallis is the former President and Chief Operating Officer and director of Triangle Pharmaceuticals, Inc., which was acquired by Gilead Sciences in January 2003 for approximately $465 million. Prior to assuming the role of President and COO in March 2000, he was Executive Vice President, Business Development and General Counsel.  While at Triangle, Mr. Rallis participated in 11 equity financings generating gross proceeds of approximately $500 million. He was also primarily responsible for all business development activities which included a worldwide alliance with Abbott Laboratories and the in-licensing of ten compounds.  Before joining Triangle in 1995, Mr. Rallis served in various business development and legal management roles with Burroughs Wellcome Co. over a 13-year period, including Vice President of Strategic Planning and Business Development.  Mr. Rallis also serves on the boards of Aeolus Pharmaceuticals, a biopharmaceutical company located in Mission Viejo, California and Tenax Therapeutics, Inc., a biopharmaceutical company located in Morrisville, North Carolina. Mr. Rallis received his A.B. degree in economics from Harvard College and a J.D. from Duke University. As a result of these and other professional experiences, Mr. Rallis possesses particular healthcare industry knowledge and experience which strengthens the Board’s collective qualifications, skills, and experience.

Rostislav Raykov

Mr. Raykov has served as a director of Fennec since July 2009 and as Chief Executive Officer since July 2009.  Since May 2007, Mr. Raykov has also been a General Partner at DCML, a private investment partnership. Prior to DCML, from January 2006 to December 2007, Mr. Raykov was a portfolio manager for Alchem Investment Partners and John Levin & Co. prior to founding Alchem, Mr. Raykov was a portfolio manager and securities analyst for John A. Levin & Co. Event Driven Fund (2002-2005). Prior to joining John A. Levin & Co., Mr. Raykov was a securities analyst for the Merger Fund at Tiedemann Investment Group (1999-2002) and an investment banking analyst at Bear Stearns (1998-1999).  Mr. Raykov earned a B.S. in Business Administration from the University of North Carolina at Chapel Hill. As a result of these and other professional experiences, Mr. Raykov has financial expertise and experience with the Company as it has developed within the drug development industry and, as such, is able to provide the Company with unique insight and guidance.

Steven D. Skolsky

Mr. Steven Skolsky is senior vice president and global head of Site Management at Quintiles.  In this role, Mr. Skolsky leads a group of more than 5,000 employees globally who are at the core of the company’s Clinical Development organization - monitoring clinical conduct at research sites as well as collecting and managing data from patients in clinical trials around the world.  Site Management is responsible for deepening and enhancing Quintiles' relationships with investigators within a site-centric operating model.  This team is also responsible for the clinical execution of projects via the Clinical Monitoring and Clinical Leadership teams.  Site Management will focus on implementing a comprehensive site management strategy to accelerate site start-up, optimize recruitment from Quintiles sites and maintain delivery of projects. Before joining Quintiles, this 30-year veteran of the biopharmaceutical industry held the posts of president and CEO of Sequoia Pharmaceuticals and CEO of Trimeris, Inc.  These positions followed some 20 years at GlaxoSmithKline (GSK) in a range of senior leadership roles, including senior vice president of Global Clinical Development and Product Strategy and managing director of GSK’s operations in Australia and New Zealand.  He is a current Board Director for Basilea Pharmaceutica. Mr. Skolsky earned his Bachelor of Arts degree in Biology from the University of North Carolina at Chapel Hill.  As a result of these and other professional experiences, Mr. Skolsky possesses particular healthcare industry knowledge and experience which strengthens the Board’s collective qualifications, skills, and experience.

Adrian J. Haigh

Mr. Adrian Haigh has been Senior Vice President and General Manager of EMEA Region at PTC Therapeutics, Inc. since September 2014. Previously Mr. Haigh served as Senior Vice President, Commercial Operations and Chief Operating Officer of Gentium GmbH since March 2011. Prior to joining Gentium, Mr. Haigh served as Regional Vice President, Commercial Operations at Biogen Idec where he managed several affiliates and also the global distributor business and prior to that was the General Manager Amgen Nordis and Portugal. He served has as the Executive Vice President of Global Marketing and Corporate Planning a EUSA Pharma  and joined  EUSA from Amgen where he led the international oncology franchise.  Mr. Haigh previously has held senior commercial and marketing positions at SmithKline Beecham, Schering Plough, Organon and Novo Nordisk. He has been a Director of Fennec Pharmaceuticals Inc. since April 28, 2014 and a Director at Arch Biopartners Inc. since August 21, 2014. He received a Bachelor of Arts with Honors in Economic History from Huddersfield Polytechnic, West Yorkshire, England and a Diploma in Marketing from the Institute of Marketing. As a result of these and other professional experiences, Mr. Haigh has extensive international oncology development expertise which strengthens the Board’s collective qualifications, skills and experience.

Dr. Khalid Islam

Dr. Khalid Islam was the Chairman and CEO of Gentium S.p.A. (a Nasdaq-listed company; 2009-2014) where he led the transition from a loss-making to a cash-flow positive and profitable company. Under his leadership, the company value increased from US$25 million leading to a successful all cash US$1 billion merger with Jazz Pharmaceuticals, plc. From 1999-2008, Dr. Islam was President and CEO of Arpida AG where he transitioned the early-stage start-up to a SWX-listed company and raised US$300 million in the IPO and follow-ons. From 1987-1999, he held various positions in HMR & MMD (now Sanofi-Aventis). From 1977-1987, Dr. Islam worked in academia at Imperial College (Univ. of London) and in Milan University, where he was a contract professor. Dr. Islam is a graduate of Chelsea College and received his Ph.D. from Imperial College, University of London. He holds several patents and has published over 80 articles in leading journals.

He is an advisor to the venture group Kurma Biofund (Paris). He is a founder/co-founder of Sirius Healthcare Partners GmbH (Zurich), PrevAbr LLC (D.C.), BioAim LLC (L.A.) & Life Sciences Management GmbH (Zug). Dr. Islam is Board Chair at Minoryx Therapeutics (Spain). He serves on the board of Karolinska Development (Sweden), MolMed S.p.A. (Italy) both of which are traded publicly, and the private company OxThera (Sweden). In the past, he has served as Chairman of the Board of Directors of Pcovery Aps (Copenhagen), Adenium Aps (Copenhagen) and C10 Pharma AS (Oslo).

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets out certain information respecting the compensation paid to our Executive Officers, for the fiscal years ended December 31, 2015 and December 31, 2014 to our Chief Executive Officer and our Chief Financial Officer, who was the only other officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Rostislav Raykov, CEO	2015	180,000	-	-	180,000
	2014	178,462	40,000	199,750	418,212
Robert Andrade, CFO	2015	110,791	-	-	110,791
	2014	-	-	-	-
Krysia Lynes, Former Interim CFO	2015	-	-	-	-
	2014	139,673	5,000	15,900	160,573

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Dollar value amounts are based on individual grants to each of, Mr. Raykov of 83,333 and 25,000 options on January 24, 2014 and December 31, 2014, at an exercise price of $1.59 and $2.69 per common share, respectively, which will expire on January 24, 2021 and December 31, 2021, respectively; and Ms. Lynes of 10,000 options on January 24, 2014, at an exercise price of $1.59 per common share, which will expire on January 24, 2021. All options vested in full on the date of grant.

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

Robert Andrade

Mr. Andrade has been employed by Fennec since November 2015. Mr. Andrade is employed as Fennec’s Chief Financial Officer. Pursuant to an employment agreement dated November 13, 2015, Mr. Andrade (a) receives an initial annual salary in the amount of $165,000, and (b) may receive annual bonuses at the sole discretion of the Board.  In addition, conditioned upon the approval of Fennec's shareholder's, Fennec will extend Mr. Andrade's existing options to their original expiry date of seven years from issuance. If Mr. Andrade’s employment terminates due to a change of control of Adherex, any then remaining unvested shares under his options shall immediately vest and be fully exercisable. If Mr. Andrade is dismissed from employment by us for any reason other than “cause,” we are obligated to pay Mr. Andrade severance compensation equal to three months of salary if prior to April 30, 2016 and six month of salary if after April 30, 2016.

Krysia Lynes

Ms. Lynes resigned as interim Chief Financial Officer on November 13, 2015. She has over 15 years of experience in accounting and cost management. Currently she manages her own consulting company. Prior positions include Production Leader for Case Canada, Staff Accountant for the Wade Group, General Manager for Pneu-Hyd Industries, Controller for Moncure Plywood, and Senior Analyst for BCBNC. Krysia received a MBA from McMaster University and a BASc in Chemical Engineering from the University of Toronto. She holds Master Certificate in Six Sigma Black Belt and Lean Six Sigma from Villanova University and CA, CPA designation from the Canadian Institute of Chartered Accountants.

In addition to their employment agreements, Mr. Raykov and Mr. Andrade, are a party to a confidentiality and intellectual property agreement with the Company.

In the employment agreements for each of Mr. Andrade and Mr. Raykov “cause” is generally defined as (1) material breach of the terms of the employment or intellectual property agreements; (2) failure to perform the duties inherent in Employee’s position in good faith and in a reasonable and appropriate manner; or (3) acts of fraud or embezzlement or other intentional misconduct which adversely affects the Company's business.

Equity Grants, Exercises and Holdings

The following table sets forth information concerning the number and value of unexercised options held by each Named Executive Officer as of December 31, 2015. All executive awards vest and are exercisable immediately. The current Stock Option Plan provides for grants denominated in US and CAD dollars.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)		Option Expiration Date
Rostislav Raykov	25,000	USD$	2.69	12/31/2021
	83,333	USD$	1.59	01/24/2021
	16,666	USD$	0.72	08/23/2020
	50,000	USD$	1.05	11/20/2019
	17,050	CAD$	1.89	08/19/2018
	323,961	CAD$	2.43	08/18/2017(1)
Robert Andrade(1)	17,050	CAD$	1.89	08/18/2018(1)
	323,961	CAD$	2.43	08/18/2017
Krysia Lynes	740	USD$	1.89	08/18/2018
	1,000	USD$	1.50	11/18/2018
	8,333	USD$	0.60	04/04/2019
	3,333	USD$	1.05	11/20/2019
	16,666	USD$	0.72	08/23/2020
	10,000	USD$	1.59	01/24/2021
	740	CAD$	1.89	11/19/2017
	321	CAD$	2.43	05/01/2018

(1)	As per employment agreement dated November 13, 2015, upon the approval of Fennec's shareholder's, options extend to original expiry date of seven years from issuance.

Termination Benefits

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment of $180,000. In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment of $41,250 if prior to April 30, 2016 or $82,500 if after April 30, 2016.

Compensation of Directors

Director Compensation Table

The following table summarizes the compensation earned by the Company's non-executive directors for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)		Total
Mr. Haigh	28,000	-	-		28,000
Dr. Islam	55,500	-	58,150	(2)	113,650
Mr. Rallis	18,500	-	19,197	(2)	37,697
Mr. Skolsky	18,500	-	19,197	(2)	37,697
Total	$120,500	$-	$96,544	(2)	$217,044

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Detail of grants are presented in the following table:

Name	Date of Grant	Number of Options Granted	Strike Price $USD
Mr. Rallis	3/16/2015	1,992	2.51
Mr. Skolsky	3/16/2015	1,992	2.51
Mr. Rallis	5/11/2015	2,173	2.30
Mr. Skolsky	5/11/2015	2,173	2.30
Mr. Rallis	8/3/2015	2,127	2.35
Mr. Skolsky	8/3/2015	2,127	2.35
Mr. Rallis	11/16/2015	4,062	1.23
Mr. Skolsky	11/16/2015	4,062	1.23
Dr. Islam	12/11/2015	50,000	1.13

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

Each of Chris A. Rallis and Steven D. Skolsky has entered into an Independent Director Agreement with the Company, dated as of August 25, 2011, which provides for (i) cash compensation in the form of $2,500 per board meeting attended, and (ii) non-cash compensation in the form of a grant of options to purchase shares of the Company’s common stock having an aggregate value equal to $5,000 (with price per share and exercise price based on the value of the Company’s common stock as of the date of grant) per board meeting attended.  The options immediately vest when granted and are otherwise subject to the terms and conditions of the Company’s Stock Option Plan, as amended. The Independent Director Agreements also provide for the reimbursement of such director’s reasonable travel and related expenses incurred in the course of attending board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding shares of our common stock beneficially owned as of March 18, 2016 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person. Except as otherwise indicated below, the address for each listed shareholder is c/o Fennec Pharmaceuticals Inc., 68 TW Alexander Drive, PO Box 13628, Research Triangle Park, North Carolina 27709.

Name	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants Exercisable Within 60 Days	Total Stock and Stock Based Holdings(1)	% Ownership(1)
Adrian J. Haigh	-	143,333	-	143,333	1.29%
Dr. Khalid Islam	-	193,333	-	193,333	1.74%
Robert Andrade	-	341,011	-	341,011	3.02%
Krysia Lynes	-	41,177	-	41,177	0.37%
Chris A. Rallis	-	97,506	-	97,506	0.88%
Rostislav Raykov	40,740	516,010	22,222	578,972	5.04%
Steven D. Skolsky	-	84,603	-	84,603	0.77%
All Officers and Directors as a Group	40,740	1,416,973	22,222	1,479,935	11.96%
Southpoint Capital Advisors, LP.(2)	3,997,214	-	-	3,997,935	36.54%
683 Capital Management, LLC.(3)	712,133	-	187,430	899,563	8.08%
Robert Butts	768,592	-	-	768,592	7.03%
Manchester Management Company, LLC.(4)	999,999	-	999,999	1,811,216	16.75%

(1)	For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or group has the right to acquire within 60 days after March 18, 2016. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 18, 2016 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 18, 2016, there were 10,939,500 shares of our common stock issued and outstanding.
(2)	Southpoint Capital Advisors, LP, 623 Fifth Avenue, Suite 2503, New York, New York 10022. John S. Clark, II holds dispositive power over the shares owned by Southpoint Capital Advisors, LP.

(3)	683 Capital Management, LLC, 595 Madison Avenue, 17th Floor, New York, New York 10025. Ari Zweiman holds dispositive power over the shares owned by 683 Capital Management LLC.
(4)	Manchester Management Company, LLC, 131 Charles Street, 1st Floor, Boston Massachusetts 02114. Includes 1,250,000 shares owned by Manchester Explorer, L.P. and 416,666 shares owned by JEB Partners, L.P. Manchester Management holds dispositive power over the shares held by Manchester Explorer, L.P. and JEB Partners, L.P. Jeb Besser and Morgan Frank hold shared dispositive power over the shares held by Manchester Management Company, LLC. Additionally, Jeb Besser owns 166,666 shares for which he has sole dispositive power and Morgan Frank owns 166,666 shares for which he has sole dispositive power.

Equity Compensation Plan Information

The following table provides certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2015 (share amounts are in thousands):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights (*)	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans	1,094	USD $	1.77	184
approved by security holders	1,323	CAD $	2.39

Total	2,417		-	184

* The Company’s current stock option plans allow for the issuance of stock options denominated in both U.S. dollars and Canadian dollars.  This table presents the number and weighted-average exercise price of outstanding options by the currency associated with the original grants  At December 31, 2015 we had 1,094 stock options denominated in U.S. dollars with a weighted-average exercise price of $1.77 and 1,323 stock options denominated in CAD dollars with a weighted-average exercise price of CAD$2.39.  At December 31, 2015, we had 184 stock options available for future issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

There were no related party transactions during the year ended December 31, 2015.

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

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees for professional services and other services rendered by our independent auditors, Deloitte LLP in fiscal year 2015 and 2014 (in US dollars):

	Fiscal Year 2015	Fiscal Year 2014
Audit Fees(1)	92,035	88,953
Audit-Related Fees(2)	-	-
Tax Fees(3)	4,845	8,570
All Other Fees(4)	8,104	-
Total	$104,984	$97,523

(1)	Audit Fees include fees for the standard audit work that needs to be performed each year in order to issue an opinion on the consolidated financial statements of the Company and to issue reports on the local statutory and regulatory financial statements. It also includes fees for services that can only be provided by the Company’s auditor such as auditing of non-recurring transactions.

(2)	Audit-Related Fees This category includes assurance and related services that are reasonably related to the performance of the audit or review and are traditionally performed by the independent accountant. These services likely include but are not limited to: employee benefit plan audits, accounting consultations and audits in connection with proposed or consummated acquisitions, special assignments related to internal control reviews, and attest services related to financial reporting that are not required by statute or regulation.
(3)	Tax Fees include fees for periodic tax consultations and compliance services in various local, regional and national tax jurisdictions.
(4)	All Other Fees include fees for products and services other than Audit Fees, Audit Related Fees and Tax Fees.

The Audit Committee does not have formal pre-approval policies and procedures; however, prior to the engagement by the registrant, the Audit Committee approved all of the services performed by Deloitte LLP as required by SEC regulation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are included as part of this Annual Report filed on Form 10-K:

1.  Financial Statements – See Index to Financial Statements on page F-1.

2.  All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3.  Exhibits:

Exhibit No.	Description	Location

3.1	Notice of Articles dated August 25, 2011	Exhibit 3.2I to the Form 8-K of the Company filed August 26, 2011

3.2	Articles dated August 25, 2011	Exhibit 3.2II to the Form 8-K of the Company filed August 26, 2011

3.3	Notice of Alteration Dated September 3, 2014	Exhibit 3.1 to the Form 8-K of the Company filed September 9, 2014

10.2	Development and License Agreement dated July 14, 2005 between Fennec Pharmaceuticals Inc. and Glaxo Group Limited**	Exhibit 4.30 to Form 6-K of the Company filed July 22, 2005

10.3	Amendment No. 1 to Development and License Agreement dated December 20, 2005 between Glaxo Group Limited and Fennec Pharmaceuticals Inc.**	Exhibit 4.36 to the Form 20-F Annual Report (No. 001-32295) of Fennec for the fiscal year ended December 31, 2005, filed on March 31, 2006

10.4	Amendment No. 2 to Development and License Agreement dated June 23, 2006 between Glaxo Group Limited and Fennec Pharmaceuticals Inc.**	Exhibit 4.41 to Form 6-K of the Company filed August 9, 2006

10.5	Amendment No. 3 to Development and License Agreement dated January 17, 2007 between Fennec Pharmaceuticals Inc. and Glaxo Group Limited	Exhibit 4.42 to Form 6-K of the Company filed January 19, 2007

10.6	Amendment No. 4 to Development and License Agreement dated May 23, 2007 between Fennec Pharmaceuticals Inc. and Glaxo Group Limited	Exhibit 10.1 to Form 8-K of the Company filed June 19, 2007

10.7	Amended and Restated Stock Option Plan	Exhibit 10.19 to Form 10-K of the Company filed March 28, 2008

10.11	Executive Employment Agreement dated May 3, 2010 by and between Fennec and Rostislav Raykov*	Exhibit 10.28 to the Form 10-Q of the Company filed on May 14, 2010

10.13	Executive Employment Agreement dated May 3, 2010 by and between Fennec and Dr. Thomas Spector*	Exhibit 10.30 to the Form 10-Q of the Company filed on May 14, 2010

10.14	Form of Independent Director Agreement, dated May 3, 2010	Exhibit 10.31 to the Form 10-Q of the Company filed on May 14, 2010

10.19	Subscription Agreement, dated November 15, 2013, between the Company, Technologies Inc. and Manchester Management LLC	Exhibit 10.19 to the Form 10K/A of the Company filed on April 2, 2014

10.20	Form of Subscription Agreement from December 3, 2014 private placement	Exhibit 10.20 to the Form 10K of the Company filed on March 31, 2015

10.40	Executive Employment Agreement dated November 12, 2015 by and between Fennec and Robert Andrade*	Exhibit 10.40 to the Form 10-Q of the Company filed on November 12, 2015

21	Subsidiaries	Exhibit 8 to the Form 20-F Registration Statement (No. 001-32295) of the Company filed September 17, 2004

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1	Interactive Data File	Filed herewith

*	Indicates a management contract or compensatory plan.

**	The Company has received confidential treatment with respect to certain portions of this exhibit. Those portions have been omitted from this exhibit and are filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fennec Pharmaceuticals Inc.
By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	March 28, 2016
Rostislav Raykov	(principal executive officer) and Director

/s/ Robert Andrade	Chief Financial Officer	March 28, 2016
Robert Andrade	(principal financial officer and principal accounting officer)

/s/ Adrian J. Haigh	Director	March 28, 2016
Adrian J. Haigh

/s/ Dr. Khalid Islam	Director	March 28, 2016
Dr. Khalid Islam

/s/ Chris A. Rallis	Director	March 28, 2016
Chris A. Rallis

/s/ Steven D. Skolsky	Director	March 28, 2016
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

FENNEC PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fennec Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Fennec Pharmaceuticals Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the Canadian generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fennec Pharmaceuticals Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a biopharmaceutical company with a portfolio of product candidates under development for use in the treatment of cancer. During the year ended December 31, 2015, the Company incurred a loss from operations of $1,890,000. At December 31, 2015, it had an accumulated deficit of $111,533,000 and had experienced negative cash flows from operating activities in the amount of $1,862,000. In addition, the Company has yet to earn revenue and the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte LLP
Chartered Professional Accountants
Licensed Public Accountants
Ottawa, Canada

March 28, 2016

Fennec Pharmaceuticals Inc.

Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	December 31,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$942	$2,307
Prepaid expenses	76	48
Other current assets	1	17
Total assets	$1,019	$2,372

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$297	$308
Accrued liabilities	92	132
Derivative instruments (Note 5)	82	1,319
Total current liabilities	471	1,759

Total liabilities	471	1,759

Commitments and Contingencies (Note 8)

Shareholders' equity:
Common stock, no par value; unlimited shares authorized;	69,153	68,656
10,940 shares issued and outstanding (2014-10,593)
Additional paid-in capital	41,685	41,588
Accumulated deficit	(111,533)	(110,874)
Accumulated other comprehensive income	1,243	1,243
Total shareholders’ equity	548	613
Total liabilities and shareholders’ equity	$1,019	$2,372

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Operations

(U.S. dollars and shares in thousands, except per share information)

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Revenue	$-	$-

Operating expenses:
Research and development	256	357
General and administrative	1,634	2,520

Loss from operations	(1,890)	(2,877)

Other (expense) income :
Unrealized gain on derivatives (Note5)	1,237	355
Foreign exchange (loss)	(9)	(5)
Gain on derivative settlement (Note 5)	-	349
Net interest income and other	3	2
Total other income, net	1,231	701

Net (loss) and total comprehensive (loss)	$(659)	$(2,176)

(Loss) per share common stock, basic and diluted	$(0.06)	$(0.22)

Weighted-average number of common shares, basic and diluted (Note3)	10,827	9,871

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(U.S. Dollars and shares in thousands, except per share amounts)

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Cash flows (used in) provided by:
Operating activities:
Net (loss)	$(659)	$(2,176)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Unrealized gain on derivatives	(1,237)	(355)
Gain on derivative settlement	-	(349)
Stock-based compensation - consultants	-	434
Stock-based compensation - employees	97	627
Changes in operating assets and liabilities:
Prepaid expenses	(28)	33
Other assets	16	(9)
Accounts payable	(11)	96
Accrued liabilities	(40)	-
Net cash used in operating activities	(1,862)	(1,699)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Issuance of units, net of issue costs	-	2,182
Issuance of units, options exercise	48	140
Issuance of units, warrants exercise	449	21
Net cash provided by financing activities	497	2,343

Effect of exchange rate on cash and cash equivalents	-	-
(Decrease) increase in cash and cash equivalents	(1,365)	644
Cash and cash equivalents - Beginning of year	2,307	1,663
Cash and cash equivalents - End of year	$942	$2,307

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Shareholders' Equity (Deficiency)

(U.S. dollars and shares in thousands)

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Number (Note 7)	Amount	Capital	Income	Deficit	(Deficit)

Balance at December 31, 2013	9,719	$66,790	$39,210	$1,243	$(108,698)	$(1,455)
Stock options issued to consultants	-	-	434	-	-	434
Stock options issued to employees	-	-	627	-	-	627
Exercise of stock options	127	140	-	-	-	140
Exercise of warrants	15	21	-	-	-	21
Exchange of warrants		-	840	-	-	840
Rights offering	732	1,705	477	-	-	2,182
Net loss	-	-	-	-	(2,176)	(2,176)
Balance at December 31, 2014	10,593	68,656	41,588	1,243	(110,874)	613
Stock options issued to employees	-	-	97	-	-	97
Exercise of stock options	47	48	-	-	-	48
Exercise of warrants	300	449	-	-	-	449
Net loss	-	-	-	-	(659)	(659)
Balance at December 31, 2015	10,940	$69,153	$41,685	$1,243	$(111,533)	$548

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

During the year ended December 31, 2015 the Company incurred a net loss from operations of $1,890 and still has not earned any revenue in its history. At December 31, 2015, it had an accumulated deficit of $111,533 and had experienced negative cash flows from operating activities in the amount of $1,862.

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

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At December 31, 2015, the Company had $942 in cash and money market accounts (2014- $2,307). Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments.

Financial instruments

Financial instruments recognized on the balance sheets at December 31, 2015 and December 31, 2014 consist of cash and cash equivalents, accounts payable, accrued liabilities and derivative instruments, the carrying values of which, with the exception of the derivative instruments, approximate fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading. The derivative liabilities are carried at fair value.

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

Common stock and warrants

The Company has warrants outstanding to purchase common stock that were denominated in both U.S. and Canadian dollars, which resulted in the Company having warrants outstanding that were denominated outside the Company’s U.S. dollar functional currency.

The Company’s outstanding warrants denominated in Canadian dollars were not considered to be indexed to its own stock and should therefore be treated as derivative financial instruments and recorded at their fair value as a liability.  At December 31, 2015, the derivative liabilities were valued at $82 (2014: $1,319). There was an unrealized gain on derivative liabilities of $1,237 for the year ended December 31, 2015. For the year ended December 31, 2014 there was a realized gain on settlement of derivative liability associated with the warrant exchange of $349 and the unrealized gain on the value of the underlying securities was $355. Details of the warrant exchange concluded in 2014 are explained in note 5 of the financial statements.

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

Earnings/(Loss) per share

Basic net earnings/(loss) per share is computed by dividing net earnings/(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share is computed using the same method, except the weighted average number shares of common stock outstanding includes convertible debentures, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods. Accordingly, options to purchase 2,417 and warrants to purchase 2,595 shares at December 31, 2015, were not included in earnings per share. These options and warrant were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. In 2014, options to purchase 2,410 and warrants to purchase 4,201 shares were excluded from the computation of earnings per share because the exercise prices were greater than the average market price of the common shares and accordingly, their inclusion would have been antidilutive.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, this guidance was amended deferring the effective date one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amended guidance eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

3.	Loss per Share

Loss per common share is presented under two formats: basic loss per common share and diluted loss per common share. Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common stock equivalents (i.e. stock options and warrants). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Twelve Months Ended
	December 31, 2015	December 31, 2014
Numerator:
Net (loss)	$(659)	$(2,176)

Denominator:
Weighted-average common shares, basic	10,827	9,871
Dilutive effect of stock options	-	-
Dilutive effect of warrants	-	-
Incremental dilutive shares	-	-
Weighted-average common shares, dilutive	10,827	9,871
Net (loss) per share, basic and diluted	$(0.06)	$(0.22)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Twelve Months Ended
	December 31, 2015	December 31, 2014
Options to purchase common stock	2,417	2,410
Warrants to purchase common stock	2,595	4,201

4.	Stock options

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the stock option plan from a fixed number of 6,666 to the number of shares that represents twenty five percent (25%) of the total number of all issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 2,735 options are authorized for issuance under the plan.  The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years(1)(2) from the date of grant.  The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. A summary of the stock option transactions, for both the Canadian and U.S. dollar grants, through the year ended December 31, 2015 is below.

(1)	December 31, 2014 Grant to Christopher Davis was for a period of two years. Grant expense was calculated by same method as all other options with the exception of a two year, versus seven year expiration. The expected dividend rate used was 0%, risk-free rate of interest was 0.67% and the calculated 2 year volatility was 125%.
(2)	On April 25, 2014 Fennec granted 133 options each to Dr. Khalid Islam and Adrian Haigh. Such options shall vest: (i) as to 66 Common Shares, on the date of grant; and (ii) as to 67 Common Shares, upon and subject to orphan drug approval of STS in the EU, provided that they then remain on the Board of Directors of the Company at the time of such approval and that they have played a vital or precipitating part in obtaining such EU orphan drug designation, as reasonably determined by non-interested Board members. If the vesting conditions referred to in (ii) above have not occurred by May 31, 2016, the option to acquire the 66 Common Shares referred to in (ii) above shall be terminated and of no further force or effect. On November 7, 2014 the Board of Directors amended the two of the vesting conditions. The Board determined that it would be appropriate and desirable to amend the conditions such that (i) it could be fully satisfied by the Company obtaining, in lieu of orphan drug designation, PUMA in Europe for STS; and (ii) the deadline for satisfaction of the vesting condition extended to December 31, 2017. The Company has not recognized any expense associated with these options. On the date vesting conditions are met, the Company will recognize all of the expense associated with these options.

Summary of $CAD Option Activity

Share Prices Reported in $CAD	Number of Options	Range	Weighted Average
Outstanding and exercisable at December 31, 2013	1,364	$1.62 – 2.43	$2.43
Exercised	(17)	1.89	1.89
Forfeited or expired	(9)	1.62 – 2.43	1.72
Outstanding and exercisable at December 31, 2014	1,338	$1.62 – 2.43	$2.38
Exercised	(14)	1.62 – 2.43	1.94
Forfeited or expired	(1)	1.62 – 1.89	1.82
Outstanding and exercisable at December 31, 2015	1,323	$1.62 – 2.43	$2.39

Summary of $CAD Option Remaining Life

Price $CAD	Outstanding and Exercisable at December 31, 2015	Weighted Average Remaining Life (years)
$1.62	17	2.26
$1.89	76	2.39
$2.43	1,230	1.63
Total	1,323	1.69

Summary of $USD Option Activity

	Number of Options	Range	Weighted Average
Outstanding and exercisable at December 31, 2013	544	$0.45 – 30.78	$1.80
Granted	654	1.59 – 3.60	2.24
Exercised	(110)	0.60 – 1.05	1.01
Forfeited or expired	(16)	1.89 – 34.02	20.51
Outstanding and exercisable at December 31, 2014	1,072	$0.45 – 15.66	$1.77
Granted	71	1.13 – 2.51	1.36
Exercised	(33)	0.60 – 1.05	0.83
Forfeited or expired	(16)	0.54 – 15.66	2.24
Outstanding and exercisable at December 31, 2015	1,094	$0.45 – 3.60	$1.77

Summary of $USD Option Remaining Life

Price in US Dollars	Number Outstanding and Exercisable at December 31, 2015	Remaining Life (years)
$0.45	11	3.63
$0.54	19	3.38
$0.60	58	3.26
$0.72	83	4.65
$0.96	11	4.62
$1.05	113	3.89
$1.13	50	6.95
$1.23	8	6.87
$1.50	20	2.88
$1.59	176	5.07
$1.68	33	3.97
$1.89	10	2.63
$2.30	4	6.36
$2.31	275	5.32
$2.35	4	6.59
$2.40	8	4.26
$2.51	4	6.21
$2.55	4	5.86
$2.69	148	4.99
$2.79	49	5.60
$2.94	3	4.38
$3.60	3	5.38
Total	1,094	4.86

Stock compensation expense for the fiscal years ended December 31, 2015 and 2014 was $97 and $1,061 respectively.  These amounts have been included in the general and administrative expenses for the respective periods. The weighted average fair value per share of options granted during the fiscal years ended December 31, 2015 and 2014 was $1.37 and $2.24, respectively. The intrinsic value (being the difference between the share price at December 31, 2015 and exercise price) of stock options exercisable at December 31, 2015 was $366. The intrinsic value of options exercised during the fiscal year ended December 31, 2015 was $62. The fair value of all options vested during the fiscal year ended December 31, 2015 was $97.

The fair values of options granted in fiscal years ended December 31, 2015 and 2014 were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions for all options with a seven year expiration:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected dividend	0%	0%
Risk-free interest rate	1.89 – 2.02%	1.97 – 2.28%
Expected volatility	127 – 153%	136 – 140%
Expected life	7 years	7 years

The Company uses the historical volatility and adjusts for available relevant market information pertaining to the Company’s share price.

5.	Derivative Liabilities

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

	Derivative Value at December 31,		Gain/(Loss) on Derivative Instrument December 31,
Derivative Warrants/Options	2015	2014	2015	2014
Warrants expired April 30, 2015	-	411	411	947
Warrants expiring March 29, 2016	41	789	748	(178)
Options (various expiration dates)	41	119	78	(65)
Total	82	1,319	1,237	704

The following table presents the overall change in derivative liability for the twelve months ended December 31, 2015 and December 31, 2014:

	Year Ended
Gain/(Loss) on Derivative Instruments	December 31, 2015	December 31, 2014
Warrants expired April 30, 2015(1)	411	736
Warrants expired April 30, 2015(2)	-	211
Warrants expiring March 29, 2016(1)	748	(316)
Warrants expiring March 29, 2016(2)	-	138
Options to contractors(1)	78	(95)
Options to contractors(3)	-	30
Gain on derivative instruments	1,237	704

(1)	Unrealized gain/(loss) from change in derivative liability resulting from the fluctuation in the price of Fennec’s shares used to value the derivative instrument.
(2)	As a result of the warrant exchange concluded on July 29, 2014, holders of warrants expiring April 30, 2015 and March 29, 2016 (the “Existing (or Eligible) Warrants”) could elect to exchange their Eligible Warrants for “New Warrants”. New Warrants were denominated in the Company’s functional currency and thus, no longer considered derivative instruments under ASCA 815-40. Eligible Warrants participating in the exchange were valued on July 29, 2014 using the Black-Scholes Model and the resulting gain from the extinguishment of derivative liability was realized.
(3)	Options have a three year term from the date the contractual relationship is severed and unless approved by the Board of Directors, never greater than the original seven year term established from the date of issuance. Options which remain unexercised once the contractual relationship is severed after the lesser of three years from the date of severance or the seven years from date of original grant, are considered to be forfeited.

The 2014 Warrant Exchange

On May 28, 2014, by majority vote the shareholders approved a 10:1 warrant exchange, offering holders of warrants originally issued by the Company on or about April 30, 2010 and March 29, 2011 the opportunity to exchange 540 original warrants for one new warrant to purchase one share of common stock at a lower exercise price. Each 54 warrants eligible to participate in the exchange currently entitle the holder thereof to purchase one share of the Company’s common stock at an exercise price of CAD$4.32. The new warrants issued in the exchange will entitle the holder thereof to purchase one share of the Company’s common stock at an exercise price of $1.50. Other than described above, the new warrants will have the same terms (including the same expiration date) as the warrants that are exchanged.

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

Approximately, 71% of all outstanding warrants originally issued by the Company on April 30, 2010 and 48% of all outstanding warrants issued on March 29, 2011 participated in the exchange. The warrant exchange concluded July 29, 2014 resulting in a gain on settlement of the warrants expiring April 30, 2015 and March 29, 2016 of $211 and $138, respectively, for the fiscal year ended December 31, 2014. The July 29, 2014 conclusion of the warrant exchange increased additional paid in capital for the warrants expiring April 30, 2015 and March 29, 2016 by $657 and $183, respectively.

Options issued to contractors in a foreign currency

During the fiscal years ended December 31, 2011 and 2010, the Company issued 36 and 29 (respectively) options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13 "Compensation-Stock Compensation (Topic 718): Effect of Denominating the exercise price of a share based payment award in the currency of the market in which the underlying equity security trades", no such exception exists for contractors. These options will be marked to market until the earlier of their expiry or exercise. All Canadian denominated options issued to contractors fully vest at issuance and expire seven years from date of issuance. The fair value of these options at December 31, 2015 and December 31, 2014 was $41 and $119, respectively. The gain for these options for the twelve months ended December, 2015 was $78. There was a loss on these options for the twelve months ended December, 2014 of $95.

The following is a summary of Canadian denominated contractor option activity for the twelve months ended December 31, 2015 and 2014.

Share Prices Reported in $CAD	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2013	65	$1.82
Forfeited or expired	(10)	1.72
Outstanding and exercisable at December 31, 2014	55	$1.84
Exercised	(14)	1.94
Forfeited or expired	(1)	1.82
Outstanding and exercisable at December 31, 2015	40	$1.81

6.	Fair Value Measurements

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at December 31, 2015
	Quoted Price in Active Market for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$25	(1)	$917	$-	$942
Liabilities
Derivative liabilities	-		82		82
Total	$25		$999	$-	$1,024

The Company's financial instruments include cash and cash equivalents and derivative liabilities. Only cash equivalents and derivative liabilities are carried at their fair value. The derivative liabilities include warrants denominated in a currency other than the Company’s functional currency and options issued to contractors in a currency other than the functional currency of the Company. The warrants are carried at fair value and calculated using the Black-Scholes option pricing model using the following assumptions; expected dividend 0%; risk-free interest rate of 0.48%; expected volatility of 93%; and a 0.24 year remaining life. The options also use the Black Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 0.48%; expected volatility of 94%- 102%; and a 1.9-2.4 year remaining life. The risk free rate was based on Bank of Canada Bond issues of similar term. Expected volatility was estimated by using historical volatility of weekly close share prices for a period equal to the remaining life of the instrument.

(1) The Company held $25 in cash, of which $12 was in Canadian funds (translated into US dollars).

7.	Stockholders’ Equity

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

Warrants to Purchase Common Stock

At December 31, 2015, the Company had the following warrants outstanding to purchase common stock priced in Canadian dollars with a weighted average exercise price of CAD$4.32 and a weighted average remaining life of 0.24 years. The Company also had warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.93 and a weighted average remaining life of 2.4 years:

Warrant Description	Common Shares Issuable Upon Exercise of Outstanding Warrants at December 31, 2015	Exercise Price CAD/USD	Expiration Date
Investor warrants(1)	821	$4.32 CAD	March 29, 2016
Investor warrants(2)	74	$1.50 USD	March 29, 2016
Investor warrants(3)	366	$3.60 USD	December 3, 2016
Investor warrants(4)	1,334	$1.50 USD	November 22, 2018
	2,595

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

8.	Commitments and Contingencies

Oregon Health & Science University Agreement

On February 20, 2013, Fennec entered into a new exclusive license agreement with Oregon Health & Science University (“OHSU”) for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including STS and their use in oncology (the "New OHSU Agreement"). OHSU will receive certain milestone payments, royalty on net sales for licensed products and a royalty on any consideration received from sublicensing of the licensed technology.

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

On May 18, 2015, Fennec negotiated an amendment ("Amendment 1") to the exclusive license agreement with OHSU. Amendment 1 expands the exclusive license agreement signed with OHSU on February 20, 2013 ("OHSU Agreement") to include the use of N-acetylcysteine as a standalone therapy and/or in combination with STS for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product.

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

Executive Severance

In the event of his termination with us other than for cause, the Company will pay CEO, Rostislav Raykov, a one-time severance compensation payment equal to 12 months of salary (currently $180,000). Further, the Company will pay CFO, Robert Andrade, a one-time severance compensation equal to 3 months salary (currently $41,250) if terminated prior to April 30, 2016 or 6 months salary ($82,500) if terminated after April 30, 2016.

9.	Income Taxes

The Company operates in both U.S. and Canadian tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows:

	Year Ended December 31,	Year Ended December 31,
	2015	2014
Domestic (loss)/gain	294	(1,327)
Foreign loss	(952)	(849)
Loss before income taxes	(658)	(2,176)

Expected statutory rate (recovery)	26.50%	26.50%
Expected provision for (recovery of) income tax	(174)	(577)
Permanent differences	(301)	96
Change in valuation allowance	(1,297)	(2,863)
Effect of foreign exchange rate differences	-	13
Effect of non-capital losses expired	1,318	3,344
Tax credits and other adjustments	450	-
Effect of tax rate changes and other	4	(13)
Provision for income taxes	$-	$-

The Canadian statutory come tax rate of 26.5 percent is comprised of federal income tax at approximately 15.5 percent and provincial income tax at approximately 11.0 percent.

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2015, December 31, 2014:

	December 31, 2015	December 31, 2014
Future tax assets:
SR&ED expenditures	2,195	2,195
Income tax loss carryforwards	18,509	19,355
Non-refundable investment tax credits	1,263	1,719
Share issue costs	10	19
Accrued expenses	-	-
Fixed and intangible assets	1,032	1,019
Harmonization credit	-	-
	23,010	24,307
Less: valuation allowance	(23,010)	(24,307)
Net future tax assets	$-	$-

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term. At December 31, 2015 the Company has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry forwards and non-refundable investment tax credits. The unclaimed amounts and their expiry dates are as listed below:

	Federal	Province/ State
SR&ED expenditures (no expiry)	$8,283	$-
Income tax loss carryforwards (expiry date):
2021	26	-
2022	233	-
2023	133	-
2024	1,536	1,455
2025	4,795	4,768
2026	20,562	20,497
2027	8,340	8,320
2028	10,840	10,823
2029	8,502	8,502
2030	2,608	2,607
2031	3,378	3,378
2032	3,491	3,490
2033	1,812	1,812
2034	1,801	1,801
Investment tax credits (expiry date):
2018	10
2019	8
2020	96
2021	55
2022	548
2023	399
2024	178
2025	199
2026	86
2027	90
2028	50
2029	-
2030	-