Form 10-Q
period 2016-03-31
FENNEC PHARMACEUTICALS INC.
filed 2016-05-12
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 12, 2016, there were 12,099,816 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	March 31,	December 31,
	2016	2015

Assets

Current assets:
Cash and cash equivalents	$545	$942
Prepaid expenses	40	76
Other current assets	3	1
Total assets	$588	$1,019

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$225	$297
Accrued liabilities	81	92
Derivative instruments (Note 4)	39	82
Total current liabilities	345	471

Total liabilities	345	471

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 11,007 shares issued and outstanding (2015-10,940)	69,255	69,153
Additional paid-in capital	41,698	41,685
Accumulated deficit	(111,953)	(111,533)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	243	548
Total liabilities and stockholders’ equity	$588	$1,019

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2016	2015

Revenue	$-	$-

Operating expenses:
Research and development	47	43
General and administrative	407	409

Loss from operations	(454)	(452)

Other income/(expense):
Unrealized gain on derivatives (Note 4)	43	625
(Loss)/gain on currency exchange and other	(9)	4
Total other income, net	34	629

Net (loss)/income	$(420)	$177

Basic net (loss)/income per common share	$(0.04)	$0.02
Diluted net (loss)/income per common share	$(0.04)	$0.01
Weighted-average number of common shares outstanding, basic (Note 3)	10,942	10,605
Weighted-average number of common shares outstanding, diluted (Note 3)	10,942	11,870

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2016	2015
Cash flows (used in) provided by:
Operating activities:
Net (loss)/gain	$(420)	$177
Adjustments to reconcile net (loss)/gain to net cash used in operating activities:
Unrealized (gain) on derivatives	(43)	(625)
Stock-based compensation - consultants	13	-
Stock-based compensation - employees	-	9
Changes in operating assets and liabilities:
Prepaid assets	36	17
Other assets	(2)	15
Accounts payable	(72)	76
Accrued liabilities	(11)	(87)

Net cash used in operating activities	(499)	(418)

Investing activities:

Net cash used in investing activities	-	-

Financing activities:
Issuance of units, options exercised	102	27

Net cash provided by financing activities	102	27

Effect of exchange rate on cash and cash equivalents	-	-
Decrease in cash and cash equivalents	(397)	(391)
Cash and cash equivalents - Beginning of period	942	2,307
Cash and cash equivalents - End of period	$545	$1,916

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity

(U.S. dollars and shares in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Number (Note 5)	Amount	Capital	Income	(Deficit)	Equity

Balance at December 31, 2014	10,593	$68,656	$41,588	$1,243	$(110,874)	$613
Stock options issued to employees	-	-	9	-	-	9
Exercise of stock options	27	27	-	-	-	27
Net income	-	-	-	-	177	177
Balance at March 31, 2015	10,620	68,683	41,597	1,243	(110,697)	826
Stock options issued to employees	-	-	10	-	-	10
Exercise of warrants	300	449	-	-	-	449
Net loss	-	-	-	-	(173)	(173)
Balance at June 30, 2015	10,920	69,132	41,607	1,243	(110,870)	1,112
Stock options issued to employees	-	-	9	-	-	9
Exercise of stock options	20	21	-	-	-	21
Net income	-	-	-	-	(123)	(123)
Balance at September 30, 2015	10,940	69,153	41,616	1,243	(110,993)	1,019
Stock options issued to employees	-	-	69	-	-	69
Net loss	-	-	-	-	(540)	(540)
Balance at December 31, 2015	10,940	69,153	41,685	1,243	(111,533)	548
Warrants issued to consultants	-	-	13	-	-	13
Exercise of warrants	67	102	-	-	-	102
Net loss	-	-	-	-	(420)	(420)
Balance at March 31, 2016	11,007	$69,255	$41,698	$1,243	$(111,953)	$243

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

1.	Nature of Business and Going Concern

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

During the three months ended March 31, 2016, the Company incurred a net loss from operations of $420 which excludes an unrealized non-cash gain of $43 on derivative liabilities. At March 31, 2016, it had an accumulated deficit of $111,953.

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company's accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of expense during the reporting period. Actual results could differ from those estimates.

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at March 31, 2016 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended March 31, 2016 included estimates necessary to value derivative instruments, disclosed in Note 4.

New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company in fiscal year 2017, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01: Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the amendments in this update supersede, for public business entities, the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not believe that the adoption of the guidance set forth in this update will have a material impact on the consolidated financial statements.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2016, the Company had $545 in cash and money market accounts ($942 at December 31, 2015). At March 31, 2016, the Company held $116 in cash of which $57 (as translated to US dollars) was in Canadian dollars. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments for the three month periods ended March 31, 2016 and 2015 respectively.

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

	Three Months Ended March 31,
	2016	2015
Numerator:
Net (loss)/income	$(420)	$177

Denominator:
Weighted-average common shares, basic	10,942	10,605

Dilutive effect of stock options	-	598
Dilutive effect of warrants	-	667
Incremental dilutive shares	-	1,265

Weighted-average common shares, dilutive	10,942	11,870
Net (loss)/income per share, basic and diluted	$(0.04)	$0.02/0.01

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31, 2016	March 31, 2015
Options to purchase common stock	2,417	212
Warrants to purchase common stock	1,750	2,494

4.	Derivative Instruments

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

The Company's derivative instruments include options to purchase 40 common shares, the exercise prices for which are denominated in a currency other than the Company's functional currency, as follows:

•	Contractor options to purchase 21 common shares exercisable at CAD$1.89 per whole common share that expire on November 19, 2017;
•	Contractor options to purchase 17 common shares exercisable at CAD$1.62 per whole common share that expire on April 4, 2018;
•	Contractor options to purchase 2 common shares exercisable at CAD$2.43 per whole common share that expire on May 18, 2018.

These options have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss). These options will continue to be reported as a liability until such time as they are exercised, forfeited or expire. The fair value of these warrants and options is estimated using the Black-Scholes option-pricing model. On March 30, 2016, 821 warrants with an exercise price of CAD$4.32 expired unexercised.

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three-month period ended March 31, 2016 and 2015 are summarized in the table below. There is no cash flow impact for these derivatives until the warrants and/or options are exercised. If these warrants or options are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

	Fair Value as of March 31,		Three Month Gain/(Loss) Period Ending March 31,
Derivative Instrument	2016	2015	2016	2015
Warrants expiring April 30, 2015	-	10	-	401
Warrants expiring March 29, 2016	-	595	41	195
Options to contractors	39	89	2	29
Gain/(loss) on Derivative Instrument	39	694	43	625

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

The table below summarizes Canadian dollar denominated contractor option activity, since their issuance (in thousands):

Contractor Options in $CAD	Activity Since	Three Month Period	Weighted-Average
Options in Thousands	Issuance	Ending March 31, 2016	Exercise Price
Opening balance	65	-	$1.82
Exercised	(14)	-	$1.94
Forfeited	(10)	-	$1.74
Expired	-	-	$-
Ending balance	40	-	$1.81

5.	Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no par common stock.

Equity financing

There were no equity financings during the quarter ended March 31, 2016.

Warrants to Purchase Common Stock

The Company has warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.98 and a weighted average remaining life of 2.24 years:

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at March 31, 2016	$CAD/$USD	Expiration Date
Investor warrants	1,333	$1.50 USD	November 22, 2018
Investor warrants	366	$3.60 USD	December 3, 2016
Investor warrants	1	$3.00 USD	February 2, 2019
Total	1,750

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan.  The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 2,752 options are authorized for issuance under the plan.  For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years(1) from the date of grant.  The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Contractor options expense recognized	-	-
Employee options expense recognized	-	9
Total option expense recognized	-	9

(1) December 31, 2014 grant to a contractor was exercisable for a period of two years. Grant expense was calculated by same method as all other options with the exception of a two year, versus seven year expiration. The expected dividend rate used was 0%, risk-free rate of interest was 0.67% and the calculated two year volatility was 125%.

Stock option activity

There were no issuances, expirations, forfeitures or exercises for the three months ended March 31, 2016 for stock options denominated in Canadian or US dollars.

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black-Scholes model with the gain or loss reported as unrealized gain (loss).

Upon exercise, expiration or forfeiture of those options denominated in Canadian dollars and treated as derivative liabilities the Company re-measures the derivative liability prior to exercise, expiration or forfeiture and records a gain or loss accordingly. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. During the quarter ended March 31, 2016 there was no activity related to Canadian dollar denominated options. During the same quarter ended in 2015 a total of 10 Canadian dollar denominated options were exercised which resulted in $17 gross proceeds received.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below: The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were no issuances of options during quarter ended March 31, 2016.

	Quarter Ended
Black-Scholes Model Assumptions	March 31, 2016	March 31, 2015
Expected dividend	N/A	0.00%
Risk free rate	N/A	1.90%
Expected volatility	N/A	127%
Expected life	N/A	7 years

6.	Fair Value Measurements

The Company has adopted the Fair Value Measurements and Disclosure Topic of the FASB. This Topic applies to certain assets and liabilities that are being measured and reported on a fair value basis. The Topic defines fair value, establishes a framework for measuring fair value in accordance with US GAAP, and expands disclosure about fair value measurements. This Topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Topic requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at March 31, 2016(1)
Assets/Liabilities Measured at Fair Value on a Recurring Basis	Quoted Price in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$116	(2)	$429	$-	$545
Liabilities
Derivative liabilities	$-		$39	$-	$39
(1)	There were no changes in classification between levels during the quarter ended March 31, 2016.
(2)	Company held $116 in cash of which $57 (as translated to US dollars) was in Canadian funds.

The Company's financial instruments include cash equivalents and derivatives. Only cash and cash equivalents and derivatives are carried at their fair value. The derivative liabilities include options issued to contractors in a currency other than the functional currency of the Company.

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

Executive Severance

In the event of Mr. Raykov’s termination with us other than for cause, the Company will be obligated to pay him a one-time severance payment of $180. In the event of Mr. Andrade’s termination with us other than for cause, the Company will be obligated to pay him a one-time severance payment of $41,250 if prior to April 30, 2016 or $82.5 if after April 30, 2016.

Leases

The Company has an operating lease for approximately 350 square feet in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had office rent expense of $3 during the quarter ended March 31, 2016.

8.	Subsequent events

On April 8, 2016, the Company announced a non-brokered private placement of 2,631 common shares with Sigma Tau Finanziaria S.p.A. for gross proceeds of US$5,000. The common shares of the Company were issued at a price of US$1.90 per share. It is anticipated that the net proceeds will be used by the Company for the development of STS and general working capital purposes. Following the placement, Sigma Tau Finanziaria S.p.A. would hold an aggregate of 19.30% of Fennec Common Shares.

The Offering has been negotiated at arm’s length. In connection with the Offering, it is expected that:

•	On the first closing, which is expected to occur on or about April 8, 2016, Sigma Tau Finanziaria will purchase 1,092,828 Shares.
•	On the second closing, which is expected to occur within two business days after the TSX has confirmed that it has no objections to the personal information form submitted in connection with Sigma Tau Finanziaria’s investment in the Company, Sigma Tau Finanziaria will purchase 1,538,751 Shares.
•	Following the first closing, Sigma Tau Finanziaria would hold 9.03% of the issued and outstanding Shares.
•	Following the second closing, together with existing holdings, Sigma Tau Finanziaria would hold an aggregate of 19.30% of Shares.
•	Sigma Tau Finanziaria will become a new insider of the Company, as that term is defined in applicable Canadian securities laws.

On May 12, 2016, the Company also announced that it has entered into an agreement with Elion Oncology, LLC involving the transfer by Fennec of certain intellectual property, data and other assets relating to Eniluracil and Adh-1 technologies and development programs to Elion.

If the transaction is completed, the Company will receive US$40,000 on closing and continuing revenue share payments of 5% of the gross revenues derived from the sold assets until the last to expire patents forming part of such assets. The value for such assets has been determined by negotiations between Elion and Fennec. In addition to shareholder approval at the Company's annual and special shareholder meeting to be held on June 8, 2016, completion of the sale is subject to a number of closing conditions. Some of such conditions, including a satisfactory review by Elion of the assets proposed to be transferred, are outside of our control. Accordingly, the transaction may not close even if approved by our shareholders at our upcoming shareholder meeting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our latest interim financial statements, which have been prepared in accordance with generally accepted accounting principles within the United States, or U.S. GAAP, and applicable U.S. Securities and Exchange Commission, or SEC, regulations for financial information. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable.

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

STS has been studied by cooperative groups in two Phase III clinical studies of survival and reduction of ototoxicity, The Clinical Oncology Group Protocol ACCL0431 and the International Society of Pediatric Oncology (“SIOPEL 6”). The COG ACCL0431 protocol enrolled one of five childhood cancers typically treated with intensive cisplatin therapy for localized and disseminated disease, including newly diagnosed hepatoblastoma, germ cell tumor, osteosarcoma, neuroblastoma, and medulloblastoma.  SIOPEL 6 enrolled only hepatoblastoma patients with localized tumors.

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

We generated a net loss of approximately $0.4 million for the three months ended March 31, 2016 and a net gain of $0.2 million for the three months ended March 31, 2015 (as a result of a non-cash gain on derivatives of $0.04 million and $0.6 million non-cash gain on derivatives for the three months ending March 31, 2016 and 2015, respectively). As of March 31, 2016, our accumulated deficit was approximately $111.9 million.

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

Results of Operations

Three months ended March 31, 2016 versus three months ended March 31, 2015:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	March 31, 2016%		March 31, 2015%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	47	10%	43	10%	4
General and administration	407	90%	409	90%	(2)
Total operating expenses	454	100%	452	100%	2

Loss from operations	(454)		(452)		(2)

Unrealized gain on derivatives	43		625		(582)
(Loss)/gain on currency and other, net	(9)		4		(13)
Net (loss)/income and total comprehensive (loss)/income	$(420)		$177		$(597)

Research and development expenses for the three months ended March 31, 2016 were in line with the same period in 2015 as the Company’s focus continued to be solely on STS development and the wind down of the Phase III Siopel 6 trial occurred beginning the three months ended March 31, 2015. Research and development costs are impacted by the clinical support costs associated with the amount of patients enrolled and participating in the trial during the financial period.

General and administrative expenses were in line with the same period in 2015.

The Company recorded an unrealized gain on derivatives of $43 in the three months ended March 31, 2016 compared to the same three months ended in 2015 where there was an unrealized gain of $625. This large change is a result of the expiration of all derivative liabilities associated with the Company’s warrants denominated in Canadian dollars. In the past, the derivative warrant liability was significant and had the ability to produce large swings in non-cash gains and losses in any given period, depending upon market conditions. The remaining derivative liability on the balance sheet is associated with a small amount of Canadian denominated options. These option derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These options will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these options is estimated using the Black-Scholes option-pricing model.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through March 31, 2016, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

		Basic & Diluted
	Net (Loss)/Income	Net (Loss)/Income
Period	For the Period	Per Common Share
June 30, 2014	$(750)	$(0.08)/(0.08)
September 30, 2014	$380	$0.04/0.03
December 31, 2014	$1,388	$0.14/0.14
March 31, 2015	$177	$0.02/0.01
June 30, 2015	$(173)	$(0.02)/(0.02)
September 30, 2015	$(123)	$(0.01)/(0.01)
December 31, 2015	$(540)	$(0.05)/(0.05)
March 31, 2016	$(420)	$(0.04)/(0.04)

Liquidity and Capital Resources

Dollars in thousands
Selected Assets and Liability Data:	March 31, 2016	December 31, 2015
Cash and cash equivalents	$545	$942
Other current assets	43	77
Current liabilities excluding derivative liabilities	306	389
Derivative liabilities	39	82
Working capital(1)	282	630
(1) [Current assets – current liabilities excluding derivative liability]
Selected equity:
Common stock	69,255	69,153
Accumulated deficit	(111,953)	(111,533)
Stockholders’ equity	$243	$548

Cash and cash equivalents were $545 at March 31, 2016 and $942 at December 31, 2015. The decrease in cash and cash equivalents between March 31, 2016 and December 31, 2015 is due to research and development expenses of STS and our general and administrative expenses offset by the exercise of warrants resulting in the issuance of 67 new common shares and an inflow of gross proceeds of $102 during the quarter.

Dollar and shares in thousands	Three Months Ended March 31,
Selected cash flow data:	2016	2015
Net cash used in operating activities	(499)	(418)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	102	27
Decrease in cash and cash equivalents	(397)	(391)
Number of common shares outstanding	11,007	10,620

Net cash used in operating activities for the three months ended March 31, 2016 was $499, as compared to $418 during the same period in 2015. This increase is due to increased cash outlays incurred from ongoing STS product development and general and administrative costs associated with the Company’s strategic initiatives designed to further develop new markets and partnering opportunities. Net cash provided by financing activities for the three months ended both March 31, 2016 and 2015 was $102 and $27 respectively. The $102 and $27 of net financing cash represented the aggregate exercise price paid in connection with the exercise of various options and warrants to purchase common shares. Total decrease in cash and cash equivalents was $397 for the three months ended March 31, 2016 which is a net increase of $6 over the same period in 2015.

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

We had cash and cash equivalents of approximately $0.5 million as of March 31, 2016.

Outstanding Share Information

The outstanding share data for our company as of March 31, 2016 (in thousands):

March 31, 2016
Common shares	11,007
Warrants	1,750
Stock options	2,417
Total	15,174

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2016, we had approximately $0.5 million in cash accounts. We have not experienced any loss or write down of our money market investments for the three months ended March 31, 2016 and 2015, respectively.

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

Research and development expenses for the three months ended March 31, 2016 and 2015 were $47 and $43 respectively. Expenses on research and development fluctuate with relation to trial activity.

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

Our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

At March 31, 2016, we had $0.4 million in money market investments as compared to $1.87 million at March 31, 2015; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments for the periods ended March 31, 2016 and 2015.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we have business activities in Canada. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At March 31, 2016 the company held approximately 75 thousand Canadian dollars (57 as translated to U.S. dollars).

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

To finance our continuing operations, we will need to raise additional funds beyond those from our most recent private placement in April 2016 and, as disclosed elsewhere in this report, there remains substantial doubt of our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations. If we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

In December 2014, and in April 2016, we announced private placements for proceeds of $2.2 million and $5.0 million, respectively. Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop STS

Additional Risks Related to our Common Stock

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

Item 2. Recent Sales of Unregistered Securities.

The following table details grants of stock options to various contractors, officers and directors of the Company:

Date of Option Grant	Number of Options Granted		Strike Price $USD
April 25, 2014	275,324	(1)	$2.31
May 15, 2014	2,778		$3.60
August 2, 2014	48,454		$2.79
November 7, 2014	3,920		$2.55
December 31, 2014	147,500		$2.69
March 16, 2015	3,984		$2.51
May 11, 2015	4,346		$2.30
August 3, 2015	4,254		$2.35
November 10, 2015	8,124		$1.23
December 11, 2015	50,000		$1.13
February 2, 2016	50,000	(2)	$3.00

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

(2) On February 2, 2016, the Company issued 0.5 units to Aranea Partners, Inc. in exchange for advisory services to be provided. Advisory services are to be provided through December 31, 2016. Each unit was issued at a price of $3.00 per unit and allows holder to acquire one common share for a period of three years from the date of issuance. Fair value of these warrants were determined at issuance using the Black-Scholes pricing model using the following assumptions: expected dividend 0%; risk-free interest rate 0.93%; expected volatility of 113%; and a 3 year expected life. Expense associated with these warrants will be amortized over the service period with Aranea Partners, Inc.

During the three months ended March 31, 2016, approximately 67,000 new common shares were issued as a result of the exercise of warrants. These exercises resulted in gross proceeds of approximately $102,000.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

10.41	Subscription Agreement, dated April 8, 2016, between Fennec Pharmaceuticals Inc. and Sigma Tau Finanzaria

10.42	Purchase Agreement, dated May 9, 2016, between Fennec Pharmaceuticals Inc. and Elion Oncology, LLC.

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2016 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: May 12, 2016	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 12, 2016	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

