Form 10-Q
period 2016-06-30
FENNEC PHARMACEUTICALS INC.
filed 2016-08-12
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, there were 13,642,567 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	June 30	December 31,
	2016	2015

Assets

Current assets:
Cash and cash equivalents	$5,081	$942
Prepaid expenses	18	76
Other current assets	5	1
Total assets	$5,104	$1,019

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$345	$297
Accrued liabilities	50	92
Derivative instruments (Note 4)	56	82
Total current liabilities	451	471

Total liabilities	451	471

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized;	74,261	69,153
13,643 shares issued and outstanding (2015-10,920)
Additional paid-in capital	41,826	41,685
Accumulated deficit	(112,677)	(111,533)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	4,653	548
Total liabilities and stockholders’ equity	$5,104	$1,019

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	139	54	186	97
General and administrative	568	495	975	904

Loss from operations	(707)	(549)	(1,161)	(1,001)

Other (expense) income :
Unrealized (loss)/gain on derivatives (Note 4)	(17)	385	26	1,010
Other gain/(loss)	(3)	(10)	(12)	(7)
Interest income and other	3	1	3	2
Total other income, net	(17)	376	17	1,005

Net (loss)/income and total comprehensive (loss)/income	$(724)	$(173)	$(1,144)	$4

Basic net (loss)/income per common share	$(0.06)	$(0.02)	$(0.10)	$0.00
Diluted net (loss)/income per common share	$(0.06)	$(0.02)	$(0.10)	$0.00
Weighted-average number of common shares outstanding, basic	12,813	10,830	11,873	10,718
Weighted-average number of common shares outstanding, diluted	12,813	10,830	11,873	12,953

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Cash flows (used in) provided by:
Operating activities:
Net (loss)/income	$(724)	$(173)	$(1,144)	4
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Unrealized loss/(gain) on derivative	17	(385)	(26)	(1,010)
Stock-based compensation - consultants	17	-	30	-
Stock-based compensation - employees	111	10	111	19
Changes in operating assets and liabilities:
Prepaid assets	22	17	58	34
Other current assets	(2)	(1)	(4)	14
Accounts payable	120	17	48	93
Accrued liabilities	(31)	4	(42)	(83)

Net cash used in operating activities	(470)	(511)	(969)	(929)

Investing activities:

Net cash used in investing activities	-	-	-	-

Financing activities:
Issuance of units, options and warrants exercised	6	449	108	476
Rights offering	5,000	-	5,000	-

Net cash provided by financing activities	5,006	449	5,108	476

Effect of exchange rate on cash and cash equivalents	-	-	-	-
Increase/(decrease) in cash and cash equivalents	4,536	(62)	4,139	(453)
Cash and cash equivalents - Beginning of period	545	1,916	942	2,307
Cash and cash equivalents - End of period	$5,081	$1,854	$5,081	$1,854

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity

(U.S. dollars and shares in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Number (Note 5)	Amount	Capital	Income	(Deficit)	Equity

Balance at December 31, 2014	10,593	$68,656	$41,588	$1,243	$(110,874)	$613
Stock options issued to employees	-	-	9	-	-	9
Exercise of stock options	27	27	-	-	-	27
Net income	-	-	-	-	177	177
Balance at March 31, 2015	10,620	68,683	41,597	1,243	(110,697)	826
Stock options issued to employees	-	-	10	-	-	10
Exercise of warrants	300	449	-	-	-	449
Net loss	-	-	-	-	(173)	(173)
Balance at June 30, 2015	10,920	69,132	41,607	1,243	(110,870)	1,112
Stock options issued to employees	-	-	9	-	-	9
Exercise of stock options	20	21	-	-	-	21
Net income	-	-	-	-	(123)	(123)
Balance at September 30, 2015	10,940	69,153	41,616	1,243	(110,993)	1,019
Stock options issued to employees	-	-	69	-	-	69
Net loss	-	-	-	-	(540)	(540)
Balance at December 31, 2015	10,940	69,153	41,685	1,243	(111,533)	548
Warrants issued to consultants	-	-	13	-	-	13
Exercise of warrants	67	102	-	-	-	102
Net loss	-	-	-	-	(420)	(420)
Balance at March 31, 2016	11,007	69,255	41,698	1,243	(111,953)	243
Warrants issued to consultants	-	-	17	-	-	17
Stock options issued to employees	-	-	111	-	-	111
Exercise of stock options	4	6	-	-	-	6
Rights offereing	2,632	5,000	-	-	-	5,000
Net loss	-	-	-	-	(724)	(724)
Balance at June 30, 2016	13,643	$74,261	$41,826	$1,243	$(112,677)	$4,653

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

1.	Nature of Business and Going Concern

Fennec Pharmaceuticals Inc. (“Fennec”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Fennec Pharmaceuticals, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a biopharmaceutical company focused on the development of Sodium Thiosulfate (“STS”) for the prevention of ototoxicity from cisplatin in pediatric patients. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

During the six months ended June 30, 2016, the Company incurred a net loss from operations of $1,144 which excludes an unrealized non-cash gain of $26 on derivative liabilities. At June 30, 2016, it had an accumulated deficit of $112,677 and had experienced negative cash flows from operating activities during the six months ended June 30, 2016 in the amount of $969.

These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance the Company’s business strategy, operations and growth through the issuance of equity, debt or business combinations. If the Company fails to arrange for sufficient capital on a timely basis, the Company may be required to curtail its business activities until it can obtain adequate financing.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company's accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at June 30, 2016 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended June 30, 2016 included estimates necessary to value derivative instruments, disclosed in Note 4.

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2016, the Company had $5,081 in cash and money market accounts ($942 at December 31, 2015). At June 30, 2016, the Company held $231 in cash of which $94 (as translated to US dollars) was in Canadian dollars ($11 at December 31, 2015 as translated to US dollars). Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments for the three and six month periods ended June 30, 2016 and 2015 respectively.

3.	Earnings per Share

Earnings per common share is presented under two formats: basic earnings per common share and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common stock equivalents (i.e. stock options and warrants). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net (loss)/income	$(724)	$(173)	$(1,144)	$4

Denominator:
Weighted-average common shares, basic	12,813	10,830	11,873	10,718

Dilutive effect of stock options	-	-	-	1,159
Dilutive effect of warrants	-	-	-	1,076
Incremental dilutive shares	-	-	-	2,235

Weighted-average common shares, dilutive	12,813	10,830	11,873	12,953

Net (loss)/income per share, basic and diluted	$(0.06)	$(0.02)	$(0.10)	$0.00

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	2,137	2,388	2,137	1,229
Warrants to purchase common stock	1,749	2,594	1,749	1,518

4.	Derivative Instruments

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

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three and six-month period ended June 30, 2016 and 2015 are summarized in the table below. There is no cash flow impact for these derivatives until the warrants and/or options are exercised. If these warrants or options are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

	Three Months Ended June 30,		Six Months Ended June 30,
Gain/(Loss) on Derivative Instruments	2016	2015	2016	2015
Warrants expiring April 30, 2015	-	10	-	411
Warrants expiring March 29, 2016	-	370	41	565
Options to contractors	(17)	5	(15)	34
Gain/(loss) on Derivative Instruments	(17)	385	26	1,010

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

The table below summarizes Canadian dollar denominated contractor option activity, since their issuance:

Contractor Options in $CAD	Activity Since	Three and Six-Month Period	Weighted-Average
Options in Thousands	Issuance	Ending June 30, 2016	Exercise Price
Opening balance	65	-	$1.82
Exercised	(14)	-	$1.94
Forfeited	(11)	-	$1.74
Expired	-	-	$-
Ending balance	40	-	$1.81

5.	Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no par common stock.

Equity financing

During the three months ended June 30, 2016, the Company completed the closing of a non-brokered private placement of 2,632 units for gross proceeds of $5,000 to Essetifin SpA (formerly Sigma Tau Finanziaria SpA). Each unit was issued at a price of USD$1.90 per unit.

Warrants to Purchase Common Stock

The Company has warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.98 and a weighted average remaining life of 1.99 years:

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at June 30, 2016	$USD	Expiration Date
Investor warrants	1,333	$1.50 USD	November 22, 2018
Investor warrants	366	$3.60 USD	December 3, 2016
Investor warrants	1	$3.00 USD	February 2, 2019
Total	1,700

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 3,410 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
Gain/(Loss) on Derivative Instruments	2016	2015	2016	2015
Contractor options expense recognized	-	-	-	-
Employee options expense recognized	111	10	111	19
Total option expense recognized	111	10	111	19

Stock option activity

The following is a summary of option activity for the three and six months ended June 30, 2016 for stock options denominated in US dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2015	1,094	1.77
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2016	1,094	1.77
Granted	49	1.81
Exercised	(4)	1.50
Forfeited	(1)	1.89
Outstanding at June 30, 2016	1,138	1.77

During the three months ended June 30, 2016, US denominated option exercises provided gross proceeds of $6 and resulted in the issuance of 4 Common shares.

The following is a summary of option activity for the three and six months ended June 30, 2016 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2015	1,323	2.39
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2016	1,323	2.39
Forfeited	(324)	2.43
Outstanding at June 30, 2016	999	2.38

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black-Scholes option pricing model with the gain or loss reported as unrealized gain/(loss).

Upon exercise, expiration or forfeiture of those options denominated in Canadian dollars and treated as derivative liabilities the Company re-measures the derivative liability prior to exercise, expiration or forfeiture and records a gain or loss accordingly. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. For the three and six months ended June 30, 2016 there was no activity related to Canadian dollar denominated options issued to contractors. During the same quarter ended in 2015 a total of 10 Canadian dollar denominated options were exercised which resulted in $17 gross proceeds received.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below: The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were no issuances of options during quarter ended March 31, 2016.

	Three Months Ended June 30,
Black-Scholes Model Assumptions	2016	2015
Expected dividend	0.00%	0.00%
Risk free rate	1.51%	2.00%
Expected volatility	137%	139%
Expected life	7 years	7 years

6.	Fair Value Measurements

The Company adopted the Fair Value Measurements and Disclosure Topic of the FASB in 2011. This Topic applies to certain assets and liabilities that are being measured and reported on a fair value basis. The Topic defines fair value, establishes a framework for measuring fair value in accordance with US GAAP, and expands disclosure about fair value measurements. This Topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Topic requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at June 30, 2016(1)
Assets/Liabilities Measured at Fair	Quoted Price in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Value on a Recurring Basis	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$231	(2)	$4,850	$-	$5,081
Liabilities
Derivative liabilities	$-		$56	$-	$56
(1)	There were no changes in classification between levels during the quarter ended June 30, 2016.
(2)	Company held $243 in cash of which $94 (as translated to US dollars) was in Canadian funds.

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

The term of the New OHSU Agreement expires on the date of the last to expire claim(s) covered in the patents licensed to the Company, unless earlier terminated as provided in the agreement. STS is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expire in Europe, Canada and Australia in 2021 and are currently pending in the United States and Japan. The New OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec has the right to terminate the New OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the New OHSU Agreement.

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

Executive Severance

In the event that Mr. Raykov, CEO is terminated other than for cause, the Company will be obligated to pay him a one-time severance payment of $250. In the event that Mr. Andrade, CFO is terminated other than for cause, the Company will be obligated to pay him a one-time severance payment of $95.

Leases

The Company has an operating lease for approximately 350 square feet in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had office rent expense of $3 during the quarter ended June 30, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our latest unaudited interim condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles within the United States, or U.S. GAAP, and applicable U.S. Securities and Exchange Commission, or SEC, regulations for financial information. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable. All amounts are presents in the U.S. dollars and in thousands except per share amounts.

Overview

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

The study was initiated in October 2007 initially in the United Kingdom and completed enrollment at the end of 2014, 45 sites from 12 countries enrolled 109 evaluable patients. Under the terms of our agreement, SIOPEL will conduct and fund all clinical activities and we will provide drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. Interim efficacy results on response to chemotherapy are evaluated after every 20 patients and reviewed by the Independent Data Monitoring Committee (IDMC). The IDMC was established to assess any potential concern of an adverse effect of STS on the efficacy of the cisplatin chemotherapy and to review safety according to protocol pre-specified patient numbers. In February 2015, the IDMC recommended the continuation of SIOPEL 6 after conducting their final safety review on 100 patients. Previously, the IDMC reached a similar conclusion after reviewing the safety of 20, 40, 60 and 80 patients and their current recommendation on 100 patients to continue the clinical trial represents the last and final safety review. Patient recruitment has now been completed and the efficacy outcome based on audiometric results will be evaluated on an ongoing basis as each child reaches the age of 3.5 years. Results for the audiology primary end point with a p value of 0.045 will be tested with final readout of data in 2017.

The primary objectives of SIOPEL 6 are:

•	To assess the efficacy of STS to reduce the hearing impairment caused by cisplatin
•	To carefully monitor any potential impact of STS on response to cisplatin and survival

SIOPEL 6 - Preliminary Results - ASCO 2016

Newly diagnosed patients with standard risk hepatoblastoma were treated with weekly cycles of Cisplatin (Cis) every two weeks, including 4 chemotherapy courses before primary tumor resection and 2 courses after surgery. Patients were randomized to Cisplatin alone (Cis) or Cisplatin and STS(Cis+STS). Cisplatin of 80 mg/m2 was administered intravenous over 6 hours. STS was administered intravenous exactly 6 hours after stop of Cisplatin over 15 minutes at 20 g/m2. Tumor response was assessed after 2 and 4 cycles pre-operative with serum AFP and liver imaging. In case of progression after 2 cycles, STS was stopped and doxorubicin 60 mg/m2 continuous infusion over 48 hours added. The primary endpoint is centrally reviewed absolute hearing threshold, at the age of ≥ 3.5 years, by pure tone audiometry. The trial has 80% power to detect a reduction in hearing loss defined as Brock grade ≥ 1 from 60% of patients with Cisplatin to 35% with Cisplatin plus STS. The interim efficacy results indicate the following: i) that it is safe to deliver Sodium Thiosulfate for otoprotection in Standard Risk Hepatoblastoma treated according to the SIOPEL 6 regimen; ii) there is no evidence of tumor protection and iii) the interim results of the first 68 patients achieving centrally reviewed pure tone audiometry at or above 3.5 years of age were encouraging. Efficacy results at the end treatment for the 109 evaluable patients (52 Cisplatin, 57 Cisplatin plus STS) were complete response/partial response/progressive disease for Cisplatin: 85%/8%/5% and for Cisplatin plus STS: 91%/9%/0%.

RESULTS

109 patients (52 Cis and 57 Cis+STS) were recruited at trial closure in December 2014.
The combination of Cis+STS was generally well tolerated.
The median follow up is 34 months and provisional 2 yr EFS is Cis 86.3% and Cis+STS 89.0%; 2 yr OS is Cis 91.4% and Cis+STS 97.7%.
Treatment failure defined as PD at 4 cycles was equivalent in both arms (5 Cis; 5 Cis+STS).
Status at last follow-up (February 2016), 5 patients had died (4 Cis; 1 Cis+STS).

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

Capital Funding

We have not received and do not expect to have significant revenues from our product candidate until we are either able to sell our product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.

We generated a net loss of approximately $1.14 million for the six months ended June 30, 2016 and a net gain of $0.00 million for the six months ended June 30, 2015 (as a result of a non-cash gain on derivatives of $0.03 million and $1.01 million non-cash gain on derivatives for the six months ended June 30, 2016 and 2015, respectively). As of June 30, 2016, our accumulated deficit was approximately $112.7 million ($110.9 million at June 30, 2015).

As a result of our limited financial resources we have postponed or terminated many of our previously planned or ongoing clinical development programs. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, there is uncertainty of our ability to continue as a going concern. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down our operations.

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

Results of Operations

Three months ended June 30, 2016 versus three months ended June 30, 2015:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2016%		June 30, 2015%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	139	20%	54	10%	85
General and administration	568	80%	495	90%	73
Total operating expenses	707	100%	549	100%	158

Loss from operations	(707)		(549)		(158)

Unrealized (loss)/gain on derivatives	(17)		385		(402)
Other gain/(loss)	(3)		(10)		7
Interest income and other	3		1		2
Net loss and total comprehensive loss	$(724)		$(173)		$(551)

Research and development expenses increased for the three months ended June 30, 2016 over the same period in 2015 as the Company increased its efforts on STS development. STS research and development efforts currently focused on being able to produce STS commercially as well as for a compassionate use program. Primary expenses during the three months ended June 30, 2016 within research and development are the manufacturing of STS in preparation for a compassionate use program.

General and administrative expenses increased over same period in 2015. This was primarily as a result of the increase in non-cash equity compensation expenses for employees compared with the same period in 2015.

The Company recorded an unrealized loss on derivatives of $17 in the three months ended June 30, 2016 compared to a gain of $385 for the same three months ended in 2015. The gain in 2015 is a combined result of the expiration of derivative warrant liabilities (originally issued in 2008), and the revaluation of derivative warrant liabilities (originally issued in 2009). In the past, the derivative warrant liability was significant and had the ability to produce large swings in non-cash gains and losses in any given period, depending upon market conditions. The remaining derivative liability on the balance sheet is associated with the Company’s Canadian denominated options. These option derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These options will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these options is estimated using the Black-Scholes option-pricing model.

Our results of operations for the six months ended June 30, 2016 versus six months ended June 30, 2015 were as follows:

	Six Months		Six Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2016%		June 30, 2015%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	186	16%	97	10%	89
General and administration	975	84%	904	90%	71
Total operating expenses	1,161	100%	1,001	100%	160

Loss from operations	(1,161)		(1,001)		(160)

Unrealized gain on derivatives	26		1,010		(984)
Other (loss)	(12)		(7)		(5)
Interest income and other	3		2		1
Net loss and total comprehensive loss	$(1,144)		$4		$(1,148)

Total research and development expenses were up by $89 for the six months ended June 30, 2016 over the same period in 2015. The Company has increased its research and development expenses related to STS as the Company prepares for the launch of a compassionate use program. General and administrative expenses increased during the comparable period due to the issuance of equity based compensation.

A large portion of the Company’s derivative liability expired during the six months ended June 30, 2015 and substantially all of the remaining derivative liability expired during the period ended June 30, 2016. As the vast majority of the Company’s derivative liabilities have expired, it is expected that fluctuations in derivative valuations will have a vastly reduced effect on the Company’s future results.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through June 30, 2016, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

		Basic & Diluted
	Net (Loss)/Income	Net (Loss)/Income
Period	For the Period	Per Common Share
September 30, 2014	$380	$0.04/0.03
December 31, 2014	$1,388	$0.14/0.14
March 31, 2015	$177	$0.02/0.01
June 30, 2015	$(173)	$(0.02)/(0.02)
September 30, 2015	$(123)	$(0.01)/(0.01)
December 31, 2015	$(540)	$(0.05)/(0.05)
March 31, 2016	$(420)	$(0.04)/(0.04)
June 30, 2016	$(724)	$(0.06)/(0.06)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Assets and Liability Data:	June 30, 2016	December 31, 2015
Cash and cash equivalents	$5,081	$942
Other current assets	5	77
Current liabilities excluding derivative liabilities	395	389
Derivative liabilities	56	82
Working capital(1)	4,691	630
(1) [Current assets – current liabilities excluding derivative liability]
Selected equity:
Common stock	74,261	69,153
Accumulated deficit	(112,677)	(111,533)
Stockholders’ equity	$4,653	$548

Cash and cash equivalents were $5,081 at June 30, 2016 and $942 at December 31, 2015. The increase in cash and cash equivalents between June 30, 2016 and December 31, 2015 is primarily due to cash received from the exercise of various warrants and options and the completion of an equity financing in May 2016. These increases in cash were offset by cash spent on research and development and general and administrative activities. The Company received $5,000 from the equity financing, $102 from the exercise of warrants and $6 from the exercise of options. The Company issued a total of 2,703 shares as a result of these activities.

The following table illustrates a summary of cash flow data for the three and six month periods of 2015 and 2016:

Dollar and shares in thousands	Three Months Ended June 30,		Six Months Ended June 30,
Selected cash flow data:	2016	2015	2016	2015
Net cash used in operating activities	(470)	(511)	(969)	(929)
Net cash provided by investing activities	-	-	-	-
Net cash provided by financing activities	5,006	449	5,108	476
Increase/decrease in cash and cash equivalents	4,536	(62)	4,139	(453)

Net cash used in operating activities for the three months ended June 30, 2016 was $470, as compared to $511 during the same period in 2015. This decrease is due to a reduction in cash outlays incurred from ongoing STS Phase III trials and STS product development. Net cash provided by financing activities for the three months ended June 30, 2016 was $5,006 compared to $449 for the three months ended June 30, 2015. The $5,006 of net financing cash represents $5,000 from the receipt of equity financing and $6 from the exercise of an option to purchase 4 common shares. For the same three month period in 2015, the Company received $449 in cash as a result of the exercise of 299 warrants. Total increase in cash and cash equivalents was $4,536 for the three months ended June 30, 2016 as opposed to a decrease of $62 over the same period in 2015.

Net cash used in operating activities for the six-months ended June 30, 2016 was $969, as compared to $929 during the same period in 2015. This increase is due to increased cash outlays incurred from general and administrative costs associated with the Company’s strategic initiatives designed to further develop new markets and partnering opportunities. Net cash provided by financing activities for the six-months ended June 30, 2016 was $5,108 compared to $476 for the six-months ended June 30, 2015. The $5,108 includes $5,000 from the receipt of equity financing and $108 in cash representing the exercise of various warrants and options being exercised. Total increase in cash and cash equivalents was $4,139 for the six-months ended June 30, 2016 which is an increase of $4,592 over the same period in 2015.

On September 5, 2013, we announced that we intended to primarily focus our remaining financial resources on the development of STS. We continue to pursue various strategic alternatives including collaborations with other pharmaceutical and biotechnology companies. Our projections of further capital requirements are subject to substantial uncertainty. Our working capital requirements may fluctuate in future periods depending upon numerous factors, including: our ability to obtain additional financial resources; our ability to enter into collaborations that provide us with up-front payments, milestones or other payments; results of our research and development activities; progress or lack of progress in our preclinical studies or clinical trials; unfavorable toxicology in our clinical programs, our drug substance requirements to support clinical programs; change in the focus, direction, or costs of our research and development programs; personnel related costs; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our patent claims; competitive and technological advances; the potential need to develop, acquire or license new technologies and products; our business development activities; new regulatory requirements implemented by regulatory authorities; the timing and outcome of any regulatory review process; and commercialization activities, if any.

We had cash and cash equivalents of approximately $5.1 million as of June 30, 2016.

Outstanding Share Information

The outstanding share data for our company as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015	Change
Common shares	13,643	10,940	2,703
Warrants	1,700	2,595	(895)
Stock options	2,137	2,417	(280)
Total	17,480	15,952	1,528

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2016, we had approximately $5.1 million in cash accounts. We have not experienced any loss or write down of our money market investments for the three months or six months ended June 30, 2016 and 2015, respectively.

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

Research and development expenses for the three months ended June 30, 2016 and 2015 were $139 and $54 respectively and for the six months then ended, $186 and $97, respectively. Expenses on research and development fluctuate with relation to drug development and trial activity.

Our product candidate still requires significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our product candidate, we are subject to risks of failure that are inherent in the development of products based on innovative technologies. For example, it is possible that any or all of these products will be ineffective or toxic, or will otherwise fail to receive the necessary regulatory clearances. There is a risk that our product candidate will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our product candidate or that others will market a superior or equivalent product. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete the development of these product candidate. In addition, we are unable to reasonably estimate the period when material net cash inflows could commence from the sale, licensing or commercialization of such product candidate, if ever.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on assumptions and judgments that may be affected by commercial, economic and other factors. Actual results could differ from these estimates.

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

At June 30, 2016, we had $4.85 million in money market investments as compared to $1.78 million at June 30, 2015; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments for the periods ended June 30, 2016 and 2015.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At June 30, 2016 the Company held approximately 121 thousand Canadian dollars (94 as translated to U.S. dollars). At December 31, 2015 the company held approximately 16 thousand Canadian dollars (11 as translated into U.S. dollars).

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

Our management has identified a control deficiency because we lack sufficient staff to segregate accounting duties. We believe the control deficiency results primarily because we have one full time individual performing all accounting and financial reporting duties. As a result, we do not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and statement of operations accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

To finance our continuing operations, we will need to raise additional funds beyond those from our most recent private placement in April 2016 and, as disclosed elsewhere in this report, there remains substantial doubt in our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down our operations. If we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Additional Risks Related to our Business

We do not presently have the financial or human resources to complete additional Phase III trials for our lead product candidate.

We do not presently have the financial or human resources internally to complete further Phase III trials for any of our lead product candidate. We may not be able to independently develop or conduct such trials ourselves.

We may experience significant delays in developing our lead product candidate

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

We may not be able to license our lead product candidate

We continue to seek a licensing or funding partner for the further development of our product candidate. If a partner is not found, we may not be able to further advance our product. If a partner is found, the financial terms that they propose may not be acceptable to us.

There is no assurance that we will successfully develop a commercially viable product.

Since our formation in September 1996, we have engaged in research and development programs. We have generated no revenue from product sales, do not have any products currently available for sale, and none is expected to be commercially available for sale until we have completed additional clinical trials, if at all. There can be no assurance that the research we fund and manage will lead to commercially viable products. We have completed enrollment of two Phase III studies for STS. Our product must still undergo substantial additional regulatory review prior to commercialization.

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

Item 2. Recent Sales of Unregistered Securities.

The following table details grants of stock options to various contractors, officers and directors of the Company:

Date of Option Grant	Number of Options Granted		Strike Price $USD
August 2, 2014	48,454		$2.79
November 7, 2014	3,920		$2.55
December 31, 2014	147,500		$2.69
March 16, 2015	3,984		$2.51
May 11, 2015	4,346		$2.30
August 3, 2015	4,254		$2.35
November 10, 2015	8,124		$1.23
December 11, 2015	50,000		$1.13
February 2, 2016	50,000	(1)	$3.00
June 9, 2016	49,180		$2.44

The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD denominated grants and are each exercisable for a period of 7 years from the grant date.

(1) On February 2, 2016, the Company issued 0.5 units to Aranea Partners, Inc. in exchange for advisory services to be provided. Advisory services are to be provided through December 31, 2016. Each unit was issued at a price of $3.00 per unit and allows holder to acquire one common share for a period of three years from the date of issuance. Fair value of these warrants were determined at issuance using the Black-Scholes pricing model using the following assumptions: expected dividend 0%; risk-free interest rate 0.93%; expected volatility of 113%; and a 3 year expected life. Expense associated with these warrants will be amortized over the service period with Aranea Partners, Inc.

During the quarter ended June 30, 2016, approximately 2.6 million new common shares were issued as a result of a private financing and an option exercise. These activities resulted in gross proceeds of approximately $5 million. The were no issuances of new common shares in the preceding quarter ending March 31, 2016.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2016 (filed herewith).

101.1	Interactive Data File (filed herewith).

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 12, 2016	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 12, 2016	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

