Form 10-Q
period 2016-09-30
FENNEC PHARMACEUTICALS INC.
filed 2016-11-14
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 13,642,567 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	September 30,	December 31,
	2016	2015

Assets

Current assets:
Cash and cash equivalents	$4,537	$942
Prepaid expenses	41	76
Other current assets	2	1
Total assets	$4,580	$1,019

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$235	$297
Accrued liabilities	88	92
Derivative instruments (Note 4)	37	82
Total current liabilities	360	471

Total liabilities	360	471

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 13,643 shares issued and outstanding (2015-10,940)	74,261	69,153
Additional paid-in capital	41,895	41,685
Accumulated deficit	(113,179)	(111,533)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	4,220	548
Total liabilities and stockholders’ equity	$4,580	$1,019

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	112	88	298	185
General and administrative	452	250	1,427	1,154

Loss from operations	(564)	(338)	(1,725)	(1,339)

Other:
Unrealized gain on derivatives (Note 4)	19	216	45	1,226
Sale of Eniluracil (Note 7)	40	-	40	-
Other loss	-	(2)	(12)	(9)
Interest income and other	3	1	6	3
Total other income, net	62	215	79	1,220

Net loss and total comprehensive loss	$(502)	$(123)	$(1,646)	$(119)

Basic net loss per common share	$(0.04)	$(0.01)	$(0.13)	$(0.01)
Diluted net loss per common share	$(0.04)	$(0.01)	$(0.13)	$(0.01)
Weighted-average number of common shares outstanding, basic	13,643	10,929	12,469	10,791
Weighted-average number of common shares outstanding, diluted	13,643	10,929	12,469	10,791

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Cash flows (used in) provided by:
Operating activities:
Net loss	$(502)	$(123)	$(1,646)	(119)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative	(19)	(216)	(45)	(1,226)
Stock-based compensation - consultants	28	-	58	-
Stock-based compensation - employees	41	9	152	28
Changes in operating assets and liabilities:
Prepaid assets	(23)	(69)	35	(35)
Other current assets	3	2	(1)	16
Accounts payable	(110)	(149)	(62)	(56)
Accrued liabilities	38	37	(4)	(46)

Net cash used in operating activities	(544)	(509)	(1,513)	(1,438)

Investing activities:

Net cash used in investing activities	-	-	-	-

Financing activities:
Issuance of units, options and warrants exercised	-	21	108	497
Rights offering	-	-	5,000	-

Net cash provided by financing activities	-	21	5,108	497

Effect of exchange rate on cash and cash equivalents	-	-	-	-
(Decrease)/increase in cash and cash equivalents	(544)	(488)	3,595	(941)
Cash and cash equivalents - Beginning of period	5,081	1,854	942	2,307
Cash and cash equivalents - End of period	$4,537	$1,366	$4,537	$1,366

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity

(U.S. dollars and shares in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Number (Note 5)	Amount	Capital	Income	(Deficit)	Equity

Balance at December 31, 2014	10,593	$68,656	$41,588	$1,243	$(110,874)	$613
Stock options issued to employees	-	-	9	-	-	9
Exercise of stock options	27	27	-	-	-	27
Net income	-	-	-	-	177	177
Balance at March 31, 2015	10,620	68,683	41,597	1,243	(110,697)	826
Stock options issued to employees	-	-	10	-	-	10
Exercise of warrants	300	449	-	-	-	449
Net loss	-	-	-	-	(173)	(173)
Balance at June 30, 2015	10,920	69,132	41,607	1,243	(110,870)	1,112
Stock options issued to employees	-	-	9	-	-	9
Exercise of stock options	20	21	-	-	-	21
Net income	-	-	-	-	(123)	(123)
Balance at September 30, 2015	10,940	69,153	41,616	1,243	(110,993)	1,019
Stock options issued to employees	-	-	69	-	-	69
Net loss	-	-	-	-	(540)	(540)
Balance at December 31, 2015	10,940	69,153	41,685	1,243	(111,533)	548
Warrants issued to consultants	-	-	13	-	-	13
Exercise of warrants	67	102	-	-	-	102
Net loss	-	-	-	-	(420)	(420)
Balance at March 31, 2016	11,007	69,255	41,698	1,243	(111,953)	243
Warrants issued to consultants	-	-	17	-	-	17
Stock options issued to employees	-	-	111	-	-	111
Exercise of stock options	4	6	-	-	-	6
Rights offereing	2,632	5,000	-	-	-	5,000
Net loss	-	-	-	-	(724)	(724)
Balance at June 30, 2016	13,643	74,261	41,826	1,243	(112,677)	4,653
Warrants issued to consultants	-	-	19	-	-	19
Stock options issued to employees	-	-	41	-	-	41
Stock options issued to contractors	-	-	9	-	-	9
Net loss	-	-	-	-	(502)	(502)
Balance at September 30, 2016	13,643	$74,261	$41,895	$1,243	$(113,179)	$4,220

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

During the nine months ended September 30, 2016, the Company incurred a loss from operations of $1,725. At September 30, 2016, it had an accumulated deficit of $113,179 and had experienced negative cash flows from operating activities during the nine months ended September 30, 2016 in the amount of $1,513.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at September 30, 2016 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended September 30, 2016 included estimates necessary to value derivative instruments, disclosed in Note 4.

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2016, the Company had $4,537 in cash and money market accounts ($942 at December 31, 2015). At September 30, 2016, the Company held $156 in cash of which $66 (as translated to US dollars) was in Canadian dollars ($11 at December 31, 2015 as translated to US dollars). At September 30, 2016 the Company held $4,381 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(502)	$(123)	$(1,646)	$(119)

Denominator:
Weighted-average common shares, basic	13,643	10,929	12,469	10,791

Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Incremental dilutive shares	-	-	-	-

Weighted-average common shares, dilutive	13,643	10,929	12,469	10,791

Net loss per share, basic and diluted	$(0.04)	$(0.01)	$(0.13)	$(0.01)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	2,422	2,359	2,422	2,394
Warrants to purchase common stock	1,749	2,594	1,749	2,594

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

4.	Derivative Instruments

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

Comparative data related to the gain recorded on re-measurement of the derivative liability for the three and nine-month period ended September 30, 2016 and 2015 are summarized in the table below. There is no cash flow impact for these derivatives until the warrants and/or options are exercised. If these warrants or options are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain on Derivative Instruments	2016	2015	2016	2015
Warrants expiring April 30, 2015	-	-	-	411
Warrants expiring March 29, 2016	-	187	41	751
Options to contractors	19	29	4	64
Gain on Derivative Instruments	19	216	45	1,226

During the fiscal years ended December 31, 2011 and 2010, the Company issued 36 and 29, respectively, options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13 "Compensation-Stock Compensation (Topic 718): Effect of denominating the exercise price of a share based payment award in the currency of the market in which the underlying equity security trades", no such exception exists for contractors. These options will be marked to market until the earlier of their expiry, exercise or forfeiture.

The table below summarizes Canadian dollar denominated contractor option activity, since their issuance:

Options in Thousands	Activity Since Issuance	Three and Nine-Month Period Ending September 30, 2016	Weighted-Average Exercise Price $CAD
Opening balance	65	-	$1.82
Exercised	(14)	-	$1.94
Forfeited	(11)	-	$1.74
Expired	-	-	$-
Ending balance	40	-	$1.81

5.	Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no par common stock.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Equity financing

In May of 2016, the Company completed the closing of a non-brokered private placement of 2,632 units for gross proceeds of $5,000 to Essetifin SpA (formerly Sigma Tau Finanziaria SpA). Each unit was issued at a price of USD$1.90 per unit.

Warrants to Purchase Common Stock

The Company has warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.98 and a weighted average remaining life of 1.74 years:

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at September 30, 2016	$USD	Expiration Date
Investor warrants	1,333	$1.50 USD	November 22, 2018
Investor warrants	366	$3.60 USD	December 3, 2016
Investor warrants	1	$3.00 USD	February 2, 2019
Total	1,700

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 3,410 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
Options expense	2016	2015	2016	2015
Contractor options expense recognized	9	-	9	-
Employee options expense recognized	41	9	152	28
Total option expense recognized	50	9	161	28

Stock option activity

The following is a summary of option activity for the three and nine months ended September 30, 2016 for stock options denominated in US dollars:

US Denominated Options	Number of Options (thousands)	Weighted-Average Exercise Price $USD
Outstanding December 31, 2015	1,094	1.77
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2016	1,094	1.77
Granted	49	2.44
Exercised	(4)	1.50
Forfeited	(1)	1.89
Outstanding at June 30, 2016	1,138	1.77
Granted	285 (1)	2.45
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2016	1,423	1.93

During the three and nine months ended September 30, 2016, US denominated option exercises provided gross proceeds of $0 and $6 respectively, and resulted in the issuance of 0 and 4 common shares.

(1) On July 5, 2016, the Company issued 285 options to various employees and contractors. The conditions of these grants state that 1/3 of the options granted shall vest on July 5, 2017 (the “Vesting Commencement Date”). The remainder of the options granted, shall vest evenly over 24 months beginning from the Vesting Commencement Date, such that all options have vested 36 months after issue. Expense for these grants shall be calculated as of the grant date and recognized straight line over the vesting period.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following is a summary of option activity for the three and nine months ended September 30, 2016 for stock options denominated in Canadian dollars:

Canadian Denominated Options	Number of Options (thousands)	Weighted-Average Exercise Price $CAD
Outstanding December 31, 2015	1,323	2.39
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2016	1,323	2.39
Forfeited	(324)	2.43
Outstanding at June 30, 2016	999	2.38
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at September 30, 2016	999	2.38

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black-Scholes option pricing model with the gain or loss reported as unrealized gain/(loss).

Upon exercise, expiration or forfeiture of those options denominated in Canadian dollars and treated as derivative liabilities the Company re-measures the derivative liability prior to exercise, expiration or forfeiture and records a gain or loss accordingly. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. For the three and nine months ended September 30, 2016 there was no activity related to Canadian dollar denominated options issued to contractors. During the three and nine month periods ended September 30, 2015 Canadian dollar denominated options resulted in 4 and 14 common shares being issued respectively, and resulting in net proceeds of $4 and $2 being received, respectively.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below: The expected volatility was determined using historical volatility of our stock based on the contractual life of the award.

	Three Months Ended September 30,
Black-Scholes Model Assumptions	2016	2015
Expected dividend	0.00%	0.00%
Risk free rate	1.27%	1.89%
Expected volatility	136%	139%
Expected life	7 years	7 years

6.	Fair Value Measurements

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at September 30, 2016(1)
Assets/Liabilities Measured at Fair Value on a Recurring Basis	Quoted Price in Active Markets for Identical Instruments		Significant Other Observable Inputs		Significant Unobservable Inputs
	Level 1		Level 2		Level 3	Total
Assets
Cash and cash equivalents	$156	(2)	$4,381		$-	$4,537
Liabilities
Accounts payable	-		235	(3)	-	235
Derivative liabilities	-		37		-	37

(1)	There were no changes in classification between levels during the quarter ended September 30, 2016.
(2)	The Company held $156 in cash of which $66 (as translated to US dollars) was in Canadian funds.
(3)	The carrying value approximates its fair value due to the current nature of the balance.

The Company's financial instruments include cash equivalents and derivatives. Only cash equivalents, accounts payable and derivatives are carried at their fair value. The derivative liabilities include options issued to contractors in a currency other than the functional currency of the Company.

7.	Disposal of Asset

During the quarter ended September 30, 2016, Fennec completed the sale of certain intellectual property, data and other assets related to Eniluracil and Adh-1 technologies and development programs to Elion Oncology, LLC for gross proceeds of $40. The Company retained the rights to revenue share payments of 5% of the gross revenues derived from the sold assets until the last to expire patents forming part of such assets.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Leases

The Company has an operating lease for approximately 350 square feet in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had office rent expense of $3 and $8 during the three and nine month periods ended September 30, 2016. During the three months ended September 30, 2016, the company received a $28 reimbursement of rent deposit from a prior lease. This deposit had been written off in 2008. The retrieval of this previously written off amount, was recorded against rent expense as an element of general and administrative expenses.

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

STS has been studied by cooperative groups in two Phase III clinical studies of survival and reduction of ototoxicity, the Clinical Oncology Group (“COG”) Protocol ACCL0431 and the International Society of Pediatric Oncology (“SIOPEL 6”). The COG ACCL0431 protocol enrolled one of five childhood cancers typically treated with intensive cisplatin therapy for localized and disseminated disease, including newly diagnosed hepatoblastoma, germ cell tumor, osteosarcoma, neuroblastoma, and medulloblastoma. SIOPEL 6 enrolled only hepatoblastoma patients with localized tumors.

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

126 eligible subjects were enrolled with germ cell tumor (32), osteosarcoma (30), neuroblastoma (26), medulloblastoma (26), hepatoblastoma (7) or other (5). Of these, 104 subjects (64 male and 29 <5 years old) were evaluable for the primary endpoint.

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

We generated a net loss of approximately $1.65 million for the nine months ended September 30, 2016 and a net loss of $0.12 million for the nine months ended September 30, 2015 (inclusive of a non-cash gain on derivatives of $0.05 million and $1.23 million non-cash gain on derivatives for the nine months ended September 30, 2016 and 2015, respectively). As of September 30, 2016, our accumulated deficit was approximately $113.2 million ($111.0 million at September 30, 2015).

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

Results of Operations

Three months ended September 30, 2016 versus three months ended September 30, 2015:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2016%		September 30, 2015%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	112	20%	88	26%	24
General and administration	452	80%	250	74%	202
Total operating expenses	564	100%	338	100%	226

Loss from operations	(564)		(338)		(226)

Unrealized gain on derivatives	19		216		(197)
Sale of Eniluracil	40		-		40
Other loss	-		(2)		2
Interest income and other	3		1		2
Net loss and total comprehensive loss	$(502)		$(123)		$(379)

Research and development expenses increased for the three months ended September 30, 2016 over the same period in 2015 as the Company increased its efforts on STS development. STS research and development efforts currently focus on being able to produce STS commercially as well as for a compassionate use program. Primary expenses during the three months ended September 30, 2016 within research and development are the manufacturing of STS in preparation for a compassionate use program.

General and administrative expenses increased over same period in 2015. There were increases in director and key employee compensation during the quarter ended September 30, 2016 over same quarter in 2015 as the Company made efforts to align our director and key employee compensations to that of companies of similar market capitalizations in similar industries. Travel and regulatory consulting also increased during the quarter ended September 30, 2016 over the same period in 2015 as the company prepares for trial results expected in late 2017. During the quarter ended September 30, 2016, there were also increases in both non-cash deferred compensation and non-cash equity compensation expenses for employees and contractors as compared with the same period in 2015.

During the quarter ended September 30, 2016, the Company completed the sale of certain intellectual property, data and other assets related to Eniluracil and Adh-1 technologies and development programs for gross proceeds of $40. The Company recorded an unrealized gain on derivatives of $19 in the three months ended September 30, 2016 compared to a gain of $216 for the same three months ended in 2015. The gain in 2015 relates to the revaluation of derivative warrant liabilities (originally issued in 2009). In the past, the derivative warrant liability was significant and had the ability to produce large swings in non-cash gains and losses in any given period, depending upon market conditions. The remaining derivative liability on the balance sheet is associated with the Company’s Canadian denominated options. These option derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These options will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these options is estimated using the Black-Scholes option-pricing model.

Our results of operations for the nine months ended September 30, 2016 versus nine months ended September 30, 2015 were as follows:

	Nine Months		Nine Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2016%		September 30, 2015%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	298	17%	185	14%	113
General and administration	1,427	83%	1,154	86%	273
Total operating expenses	1,725	100%	1,339	100%	386

Loss from operations	(1,725)		(1,339)		(386)

Unrealized gain on derivatives	45		1,226		(1,181)
Sale of Eniluracil	40		-		40
Other (loss)	(12)		(9)		(3)
Interest income and other	6		3		3
Net loss and total comprehensive loss	$(1,646)		$(119)		$(1,527)

Total research and development expenses were up by $113 for the nine months ended September 30, 2016 over the same period in 2015. The Company has increased its research and development expenses related to STS as the Company prepares for the launch of a compassionate use program. General and administrative expenses increased during the comparable period largely due to the issuance of equity based compensation and increases in director and key employee compensation.

A large portion of the Company’s derivative liability expired during the nine months ended September 30, 2015 and substantially all of the remaining derivative liability expired during the nine month period ended September 30, 2016. As the vast majority of the Company’s derivative liabilities have expired, it is expected that fluctuations in derivative valuations will have a vastly reduced effect on the Company’s future results.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through September 30, 2016, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

		Basic & Diluted
	Net (Loss)/Income	Net (Loss)/Income
Period	For the Period	Per Common Share
December 31, 2014	$1,388	$0.14/0.14
March 31, 2015	$177	$0.02/0.01
June 30, 2015	$(173)	$(0.02)/(0.02)
September 30, 2015	$(123)	$(0.01)/(0.01)
December 31, 2015	$(540)	$(0.05)/(0.05)
March 31, 2016	$(420)	$(0.04)/(0.04)
June 30, 2016	$(724)	$(0.06)/(0.06)
September 30, 2016	$(502)	$(0.04)/(0.04)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Assets and Liability Data:	September 30, 2016	December 31, 2015
Cash and cash equivalents	$4,537	$942
Other current assets	43	77
Current liabilities excluding derivative liabilities	323	389
Derivative liabilities	37	82
Working capital(1)	4,257	630
(1) [Current assets – current liabilities excluding derivative liability]
Selected equity:
Common stock	74,261	69,153
Accumulated deficit	(113,179)	(111,533)
Stockholders’ equity	4,220	548

Cash and cash equivalents were $4,537 at September 30, 2016 and $942 at December 31, 2015. The increase in cash and cash equivalents between September 30, 2016 and December 31, 2015 is primarily due to cash received from the exercise of various warrants and options and the completion of an equity financing in May 2016. These increases in cash were offset by cash spent on research and development and general and administrative activities. The Company received $5,000 from the equity financing, $102 from the exercise of warrants and $6 from the exercise of options. The Company issued a total of 2,703 shares as a result of these activities.

The following table illustrates a summary of cash flow data for the three and nine month periods of 2015 and 2016:

U.S. Dollars in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
Selected cash flow data:	2016	2015	2016	2015
Net cash used in operating activities	(544)	(509)	(1,513)	(1,438)
Net cash used in investing activities	-	-	-	-
Net cash provided by financing activities	-	21	5,108	497
(Decrease)/increase in cash and cash equivalents	(544)	(488)	3,595	(941)

Net cash used in operating activities for the three months ended September 30, 2016 was $544, as compared to $509 during the same period in 2015. This increase in cash outlays relates to ongoing STS Phase III trials and STS product development. Net cash provided by financing activities for the three months ended September 30, 2016 was $0 compared to $21 for the three months ended September 30, 2015. Total decrease in cash and cash equivalents was $544 for the three months ended September 30, 2016 as opposed to a decrease of $488 over the same period in 2015.

Net cash used in operating activities for the nine months ended September 30, 2016 was $1,513 as compared to $1,438 during the same period in 2015. This increase is due to increased cash outlays incurred from general and administrative costs associated with the Company’s strategic initiatives designed to further develop new markets and partnering opportunities. Net cash provided by financing activities for the nine months ended September 30, 2016 was $5,108 compared to $497 for the nine months ended September 30, 2015. The $5,108 includes $5,000 from the receipt of equity financing and $108 in cash representing the exercise of various warrants and options being exercised. Total increase in cash and cash equivalents was $3,595 for the nine months ended September 30, 2016 which is an increase of $4,536 over the same period in 2015.

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

We had cash and cash equivalents of approximately $4.5 million as of September 30, 2016.

Outstanding Share Information

The outstanding share data for our company as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015	Change
Common shares	13,643	10,940	2,703
Warrants	1,700	2,595	(895)
Stock options	2,422	2,417	5
Total	17,765	15,952	1,813

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2016, we had approximately $4.5 million in cash accounts. We have not experienced any loss or write down of our money market investments since inception.

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

Research and development expenses for the three months ended September 30, 2016 and 2015 were $112 and $88 respectively and for the nine months then ended, $298 and $185, respectively. Expenses on research and development fluctuate with relation to drug development and trial activity.

Our product candidate still requires significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our product candidate, we are subject to risks of failure that are inherent in the development of products based on innovative technologies. For example, it is possible that our product candidate will be ineffective or toxic, or will otherwise fail to receive the necessary regulatory clearances. There is a risk that our product candidate will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our product candidate or that others will market a superior or equivalent product. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete the development of these product candidate. In addition, we are unable to reasonably estimate the period when material net cash inflows could commence from the sale, licensing or commercialization of such product candidate, if ever.

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

At September 30, 2016, we had $4.38 million in money market investments as compared to $1.32 million at September 30, 2015; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At September 30, 2016 the Company held approximately 87 thousand Canadian dollars (66 as translated to U.S. dollars). At December 31, 2015 the company held approximately 17 thousand Canadian dollars (13 as translated into U.S. dollars).

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities.

The following table details grants of stock options to various contractors, officers and directors of the Company:

Date of Option Grant	Number of Options Granted		Strike Price $USD
November 7, 2014	3,920		$2.55
December 31, 2014	147,500		$2.69
March 16, 2015	3,984		$2.51
May 11, 2015	4,346		$2.30
August 3, 2015	4,254		$2.35
November 10, 2015	8,124		$1.23
December 11, 2015	50,000		$1.13
February 2, 2016	50,000	(1)	$3.00
June 9, 2016	49,180		$2.44
July 5, 2016	285,000	(2)	$2.45

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

(2) On July 5, 2016, the Company issued 285 options to various employees and contractors. The conditions of these grants state that 1/3 of the options granted shall vest on July 5, 2017 (the “Vesting Commencement Date”). The remainder of the options granted, shall vest evenly over 24 months beginning from the Vesting Commencement Date, such that all options have vested 36 months after issue. Expense for these grants shall be calculated as of the grant date and recognized straight line over the vesting period.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended September 30, 2016 (filed herewith).

101.1	Interactive Data File (filed herewith).

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: November 14, 2016	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 14, 2016	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

