Form 10-K
period 2016-12-31
FENNEC PHARMACEUTICALS INC.
filed 2017-03-29
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Shares as reported by the OTCQB on June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $10,156,736 based upon a total of 4,514,105 shares held as of June 30, 2016 by persons believed to be non-affiliates of the Registrant (for purposes of this calculation, all of the Registrant’s officers, directors and 10% owners known to the Company are deemed to be affiliates of the Registrant).

As of March 17, 2017, there were 13,642,567 shares of the Registrant’s common stock outstanding.

FENNEC PHARMACEUTICALS INC.

2016 FORM 10-K ANNUAL REPORT

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

Item 1.  Business Overview

Fennec Pharmaceuticals Inc. (“Fennec,” the “Company,” “we,” “us,” or “our”) is a biopharmaceutical company focused on the development of Sodium Thiosulfate (“STS”) for the prevention of platinum-induced ototoxicity in pediatric cancer patients. We incorporated under the Canada Business Corporations Act ("CBCA”) in September 1996. Effective on August 25, 2011, the Company continued from the Canada Business Corporations Act to the Business Corporations Act (British Columbia) (the “Continuance”). The Continuance was approved by the shareholders of Fennec at the Company's June 2011 Annual and Special Meeting and by resolution of the Board of Directors on August 10, 2011. We have three wholly-owned subsidiaries: Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, and Cadherin Biomedical Inc., a Canadian company. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

On May 16, 2016, the Company completed the closing of a non-brokered private placement (the “Offering”) of 2,631,579 units for gross proceeds of $5.0 million to Essetifin, SpA. Each unit was issued at a price of $1.90 per unit and each unit consisted of 1 common share of the Company.

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

Sodium Thiosulfate (STS)

We have licensed from Oregon Health & Science University (“OHSU”) intellectual property rights for the use of STS as a chemoprotectant, and are developing STS as a protectant against the hearing loss often caused by platinum-based anti-cancer agents in children. Preclinical and clinical studies conducted by OHSU and others have indicated that STS can effectively reduce the incidence of hearing loss caused by platinum-based anti-cancer agents. We have received Orphan Drug Designation in the United States of America (the “U.S.” or the “United States”) for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients.

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

The study was initiated in October 2007 initially in the United Kingdom and through the end of 2014, 45 sites from 12 countries enrolled 109 evaluable patients. Under the terms of our agreement, SIOPEL will conduct and fund all clinical activities and we will provide drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. Interim efficacy results on response to chemotherapy are evaluated after every 20 patients and reviewed by the Independent Data Monitoring Committee (the “IDMC”). The IDMC was established to assess any potential concern of an adverse effect of STS on the efficacy of the cisplatin chemotherapy and to review safety according to protocol pre-specified patient numbers. In February 2015, the IDMC recommended the continuation of SIOPEL 6 after conducting their final safety review on 100 patients. Previously, the IDMC reached a similar conclusion after reviewing the safety of 20, 40, 60 and 80 patients and their current recommendation on 100 patients to continue the clinical trial represents the last and final safety review. Patient recruitment has now been completed and the efficacy outcome based on audiometric results will be evaluated on an ongoing basis as each child reaches the age of 3.5 years. Results for the audiology primary end point with a p-value of 0.045 will be tested with final readout of data expected in fourth quarter of 2017.

The primary objectives of SIOPEL 6 are:

•	To assess the efficacy of STS to reduce the hearing impairment caused by cisplatin
•	To carefully monitor any potential impact of STS on response to cisplatin and survival

SIOPEL 6 - Preliminary Results - ASCO 2016

Newly diagnosed patients with standard risk hepatoblastoma were treated with weekly cycles of Cisplatin (Cis) every two weeks, including 4 chemotherapy courses before primary tumor resection and 2 courses after surgery. Patients were randomized to Cisplatin alone (Cis) or Cisplatin and STS(Cis+STS). Cisplatin of 80 mg/m2 was administered intravenous over 6 hours. STS was administered intravenous exactly 6 hours after stop of Cisplatin over 15 minutes at 20 g/m2. Tumor response was assessed after 2 and 4 cycles pre-operative with serum Alpha-fetoprotein (“AFP”) and liver imaging. In case of progression after 2 cycles, STS was stopped and doxorubicin 60 mg/m2 continuous infusion over 48 hours added. The primary endpoint is centrally reviewed absolute hearing threshold, at the age of ≥ 3.5 years, by pure tone audiometry. The trial has 80% power to detect a reduction in hearing loss defined as Brock grade ≥ 1 from 60% of patients with Cisplatin to 35% with Cisplatin plus STS. The interim efficacy results indicate the following: i) that it is safe to deliver Sodium Thiosulfate for otoprotection in standard risk hepatoblastoma treated according to the SIOPEL 6 regimen; ii) there is no evidence of tumor protection and iii) the interim results of the first 68 patients achieving centrally reviewed pure tone audiometry at or above 3.5 years of age were encouraging. Efficacy results at the end treatment for the 109 evaluable patients (52 Cisplatin, 57 Cisplatin plus STS) were complete response/partial response/progressive disease for Cisplatin: 85%/8%/5% and for Cisplatin plus STS: 91%/9%/0%, respectively.

RESULTS

109 patients (52 Cis and 57 Cis+STS) were recruited at trial closure in December 2014. The combination of Cis+STS was generally well tolerated.

The median follow up is 34 months and provisional two year event free survival (“EFS”) is Cis 86.3% and Cis+STS 89.0%; two year overall survival (“OS”) is Cis 91.4% and Cis+STS 97.7%. Treatment failure defined as progressive disease (“PD”) at 4 cycles was equivalent in both arms (5 Cis; 5 Cis+STS). Status at last follow-up (February 2016), 5 patients had died (4 Cis; 1 Cis+STS).

COG ACCL0431

In March 2008, we announced the activation of a Phase III trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group (“COG ACCL0431”). The goal of this Phase III study is to evaluate in a multi-centered, randomized trial whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children, one to eighteen years of age, who are to receive cisplatin according to their disease-specific regimen and, upon enrollment in this study, will be randomized to receive STS or not. Efficacy of STS will be determined through comparison of hearing sensitivity at follow-up relative to baseline measurements using standard audiometric techniques. The Children’s Oncology Group is responsible for funding the clinical activities for the study and we are responsible for providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The trial completed enrollment of 131 pediatric patients in the first quarter of 2012. The final results of COG ACCL0431 were published in Lancet Oncology in December 2016.

COG ACCL0431 - Results

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

Secondary endpoints included:

•	Comparing change in mean hearing thresholds
•	Comparing incidence of other Grade 3/4 toxicities (renal and hematological)
•	Monitor Event Free Survival (EFS) and Overall Survival (OS) in two groups

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

•	The proportion of hearing loss for STS vs. Control was 28.6% (14/49) vs. 56.4% (31/55), respectively (p=0.00022).
•	Including all 126 subjects at median post-enrollment follow-up of 3 years for censored patients, EFS for STS vs. Control was 54% vs. 64% (p=0.36); OS was 70% vs. 87% (p=0.07).

A subset analysis by extent of disease determined post hoc was performed:

•	For subjects with localized disease, EFS for STS (N=40) vs. Control (N=38) was 60% vs. 66% (p=0.73); Hazard Ratio (“HR”) 1.14; OS was 83% vs. 89% (p=0.48); HR 1.09.
•	For those with disseminated (metastatic) disease, EFS for STS (N=21) vs. Control (N=26) was 42% vs. 61% (p=0.16); HR 1.80; OS was 45% vs. 84%; HR 4.10.

COG ACCL0431 - CONCLUSIONS

•	STS protects against cisplatin-induced hearing loss in children, especially for those < 5 years old.
•	Further research including the final results of SIOPEL 6 study is needed to define the appropriate role for sodium thiosulfate among emerging otoprotection strategies.

Intellectual Property

Patents are important to developing and protecting our competitive position. Our general policy is to seek patent protection in the United States, major European countries, Japan, Canada and other jurisdictions as appropriate for our compounds and methods. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest (priority) application was filed; however, U.S. patents that issue on applications filed before June 8, 1995 may be effective until 17 years from the issue date, if that is later than the 20 year date. In some cases, the patent term may be extended to recapture a portion of the term lost during the U.S. Food and Drug Administration (“FDA”) regulatory review or because of U.S. Patent and Trademark Office, or USPTO, delays in prosecuting the application. The duration of foreign patents varies similarly, in accordance with local law.

Currently, we have licensed from Oregon Health and Science University 1 U.S. and 9 foreign patents which expire in Europe in 2021, with an additional 1 patent pending.

In addition, periods of marketing exclusivity for STS may also be possible in the United States under orphan drug status and in Europe under European Market Exclusivity for Pediatric Use. We obtained U.S. Orphan Drug Designation for the use of STS in the prevention of platinum-induced ototoxicity in pediatric patients in 2004.

Our success is significantly dependent on our ability to obtain and maintain patent protection for our product candidate, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies, in general, is highly uncertain and involves complex legal and factual questions, which often results in apparent inconsistencies regarding the breadth of claims allowed and general uncertainty as to their legal interpretation and enforceability. Further, our principal candidate STS, is based on previously known compounds, and the candidates or products that we develop in the future may include or be based on the same or other compounds owned or produced by other parties, some or all of which may not be subject to effective patent protection. In addition, regimens that we may develop for the administration of pharmaceuticals, such as specifications for the frequency, timing and amount of dosages, may not be patentable. Accordingly, our patent applications may not result in patents being issued and issued patents may not afford effective protection. In addition, products or processes that we develop may turn out to be covered by third party patents, in which case we may require a license under such patents if we intend to continue the development of those products or processes.

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

Competition

Competition in the biotechnology and pharmaceutical industries is intense. We expect that if our product candidate achieves regulatory approval for sale, it will compete on the basis of drug efficacy, safety, patient convenience, reliability, ease of manufacture, price, marketing, distribution, and patent protection, among other variables. Our competitors may develop technologies or drugs that are more effective, safer or more affordable than any we may develop.

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

We are aware of a number of companies engaged in the research, development and testing of new cancer therapies or means of increasing the effectiveness of existing therapies, including, among many others, Amgen, AstraZeneca, Bayer, Bristol-Myers Squibb, Eli Lilly, Eisai, Merck KGaA, Novartis, Johnson & Johnson, Pfizer, Roche, Taiho and Sanofi-Aventis. Some of these companies have products that have already received, or are in the process of receiving, regulatory approval or are in later stages of clinical development than our product. Many of them have much greater financial resources than we do. Many of these companies have marketed drugs or are developing targeted cancer therapeutics which, depending upon the mechanism of action of such agents, could be viewed as competitors.

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

Government Regulation

The production and manufacture of our product candidate and our research and development activities are subject to significant regulation for safety, efficacy and quality by various governmental authorities around the world. Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the product must be conducted and the results submitted to appropriate regulatory agencies for approval. Clinical trial programs must establish efficacy, determine an appropriate dose and regimen, and define the conditions for safe use. This is a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. In the U.S., the results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application or a New Drug Application. In response to these submissions, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval. Similar submissions are required by authorities in other jurisdictions who independently assess the product and may reach the same or different conclusions.

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

Research and development expenses totaled $0.5 million and $0.3 million for the fiscal years ended December 31, 2016 and 2015, respectively.

Our product candidate still requires significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our product candidate, we are subject to risks of failure that are inherent in the development of products based on innovative technologies. For example, it is possible that this product will be ineffective or toxic, or will otherwise fail to receive the necessary regulatory clearances. There is a risk that our product candidate will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our product candidate or that others will market a superior or equivalent product. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete the development of this product candidate. In addition, we are unable to reasonably estimate the period when material net cash inflows could commence from the sale, licensing or commercialization of such product candidate, if ever.

Employees

At December 31, 2016, we had three employees (our Chief Executive Officer, Chief Financial Officer and Controller). These employees are employed on a full-time basis and there are no part-time employees. The company uses independent contractors to perform certain daily operations of the company.

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

To date, we have been engaged primarily in research and development activities. We have had no revenues through the sale of our products, and we do not expect to have significant revenues until we are able to either sell our product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We reported a loss of approximately $2.8 million (including a non-cash gain on derivative liabilities of $0.05 million) in the twelve months ended December 31, 2016, and reported a net loss of approximately $0.7 million (which included a non-cash gain on derivative liabilities of $1.2 million) for the twelve months ended December 31, 2015. At December 31, 2016, we had an accumulated deficit of approximately $114.3 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on our current clinical trials, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any product and results from our current product trials are not expected until the fourth quarter of 2017. Our ability to attain profitability will depend upon our ability to fund and develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidate and to license or otherwise market our product candidate successfully. Any revenues generated from such product, assuming it is successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

There is no assurance that we will successfully develop a commercially viable product.

Since our formation in September 1996, we have engaged in research and development programs. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until we have completed additional clinical trials, if at all. There can be no assurance that the research we fund and manage will lead to a commercially viable product. We have completed enrollment of two Phase III studies for STS. STS must still undergo substantial additional regulatory review prior to commercialization.

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

If we do not maintain current or enter into new collaborations with other companies, we might not successfully develop our product candidate or generate sufficient revenues to expand our business.

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

Since we conduct a significant portion of our research and development through collaborations, our success may depend significantly on the performance of such collaborators, as well as any future collaborators. Collaborators might not commit sufficient resources to the research and development or commercialization of our product candidate. Economic or technological advantages of products being developed by others, or other factors could lead our collaborators to pursue other product candidates or technologies in preference to those being developed in collaboration with us. The commercial potential of, development stage of and projected resources required to develop our drug candidate will affect our ability to maintain current collaborations or establish new collaborators. There is a risk of dispute with respect to ownership of technology developed under any collaboration. Our management of any collaboration will require significant time and effort as well as an effective allocation of resources. We may not be able to simultaneously manage a large number of collaborations.

Our product candidate is still in development. Due to the long, expensive and unpredictable drug development process, we might not ever successfully develop and commercialize our product candidate.

In order to achieve profitable operations, we, alone or in collaboration with others, must successfully fund, develop, manufacture, introduce and market our product candidate. The time necessary to achieve market success for any individual product is long and uncertain. Our product candidate and research programs are in clinical development and require significant, time-consuming and costly research, testing and regulatory clearances. In developing our product candidate, we are subject to risks of failure that are inherent in the development of therapeutic products based on innovative technologies. The results of preclinical and initial clinical trials are not necessarily predictive of future results. Our product candidate might not be economical to manufacture or market or might not achieve market acceptance. In addition, third parties might hold proprietary rights that preclude us from marketing our product candidates or others might market equivalent or superior products.

We must conduct human clinical trials to assess our product candidate. If these trials are delayed or are unsuccessful, our development costs will significantly increase and our business prospects may suffer.

Before obtaining regulatory approvals for the commercial sale of our product candidate, we must demonstrate, through preclinical studies with animals and clinical trials with humans, that our product candidate are safe and effective for use in each target indication. To date, we have performed only limited clinical trials, and we have only done so with some of our product candidate. Much of our testing has been conducted on animals or on human cells in the laboratory, and the benefits of treatment seen in animals may not ultimately be obtained in human clinical trials. As a result, we may need to perform significant additional research and development and extensive preclinical and clinical testing prior to any application for commercial use. We may suffer significant setbacks in clinical trials, and the trials may demonstrate our product candidate to be unsafe or ineffective. We may also encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials, which would increase our development costs and harm our financial results and commercial prospects. Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidate. We have experienced delays in some of our clinical trials and we may experience significant delays in the future. If patients are unwilling to participate in our trials because of competitive clinical trials for similar patient populations, perceived risk or any other reason, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. Other factors that may result in significant delays include obtaining regulatory or ethics review board approvals for proposed trials, reaching agreement on acceptable terms with prospective clinical trial sites, and obtaining sufficient quantities of drug for use in the clinical trials. Such delays could result in the termination of the clinical trials altogether.

Regulatory approval of our product candidate is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our product.

Development, manufacture and marketing of our product is subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidate. Our clinical studies might be delayed or halted, or additional studies might be required, for various reasons, including:

•	lack of funding;
•	the drug is not effective;
•	patients experience severe side effects during treatment;
•	appropriate patients do not enroll in the studies at the rate expected;
•	drug supplies are not sufficient to treat the patients in the studies; or
•	we decide to modify the drug during testing.

If regulatory approval of our product is granted, it will be limited to those indications for which the product has been shown to be safe and effective, as demonstrated to the FDA’s satisfaction through clinical studies. Furthermore, approval might entail ongoing requirements for post-marketing studies. Even if regulatory approval is obtained, labeling and promotional activities are subject to continual scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s interpretation of them might impair our ability to effectively market our product.

We and our third-party manufacturers are also required to comply with the applicable current FDA Good Manufacturing Practices regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our product, and they are subject to additional FDA inspection. If we fail to comply with any of the FDA’s continuing regulations, we could be subject to reputational harm and sanctions, including:

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

In May 2016, we announced the closing of a private placement for proceeds of $5.0 million. The Company spent $0.5 million of those proceeds on research and development. The Company spent an additional $0.2 million on U.S. and European regulatory consulting. Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop STS.

If our licenses to proprietary technology owned by others are terminated or expire, we may suffer increased development costs and delays, and we may not be able to successfully develop our product candidate.

The development of our drug candidate and the manufacture and sale of any products that we develop will involve the use of processes, products and information, some of the rights to which are owned by others. STS is licensed under agreements with OHSU. Although we have obtained licenses or rights with regard to the use of certain processes, products and information, the licenses or rights could be terminated or expire during critical periods and we may not be able to obtain, on favorable terms or at all, licenses or other rights that may be required. Some of these licenses provide for limited periods of exclusivity that may be extended only with the consent of the licensor, which may not be granted.

If we are unable to adequately protect or maintain our patents and licenses related to our product candidate, or we infringe upon the intellectual property rights of others, we may not be able to successfully develop and commercialize our product candidate.

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

The vulnerability to off-label use or sale of our product candidate that are covered only by “method of use” patents may cause downward pricing pressure on the product candidate if they are ever commercialized and may make it more difficult for us to enter into collaboration or partnering arrangements for the development of this product candidate.

STS is currently only covered by “method of use” patents, which covers the use of certain compounds to treat specific conditions, and are not covered by “composition of matter” patents, which would cover the chemical composition of the compound. Method of use patents provides less protection than composition of matter patents because of the possibility of off-label competition if other companies develop or market the compound for other uses. If another company markets a drug that we expect to market under the protection of a method of use patent, physicians may prescribe the other company’s drug for use in the indication for which we obtain approval and have a patent, even if the other company’s drug is not approved for such an indication. Off-label use and sales could limit our sales and exert pricing pressure on any product we develop covered only by method of use patents. Also, it may be more difficult to find a collaborator to license or support the development of our product candidate that is only covered by method of use patents.

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

We plan to continue to rely on contract manufacturers for the foreseeable future to produce quantities of products and substances necessary for research and development, preclinical trials, human clinical trials and product commercialization, and to perform their obligations in a timely manner and in accordance with applicable government regulations. If we develop any product with commercial potential, we will need to develop the facilities to independently manufacture such product or products or secure arrangements with third parties to manufacture them. We may not be able to independently develop manufacturing capabilities or obtain favorable terms for the manufacture of our product. While we intend to contract for the commercial manufacture of our product candidate, we may not be able to identify and qualify contractors or obtain favorable contracting terms. We or our contract manufacturers may also fail to meet required manufacturing standards, which could result in delays or failures in product delivery, increased costs, injury or death to patients, product recalls or withdrawals and other problems that could significantly hurt our business. We intend to maintain a second source for back-up commercial manufacturing, wherever feasible. However, if a replacement to our future internal or contract manufacturers were required, the ability to establish second-sourcing or find a replacement manufacturer may be difficult due to the lead times generally required to manufacture drugs and the need for FDA compliance inspections and approvals of any replacement manufacturer, all of which factors could result in production delays and additional commercialization costs. Such lead times would vary based on the situation, but might be twelve months or longer.

We lack the resources necessary to effectively market our product candidate, and we may need to rely on third parties over whom we have little or no control and who may not perform as expected.

We do not have the necessary resources to market our product candidate. If we develop any products with commercial potential, we will either have to develop a marketing capability, including a sales force, which is difficult and expensive to implement successfully, or attempt to enter into a collaboration, merger, joint venture, license or other arrangement with third parties to provide a substantial portion of the financial and other resources needed to market such products. We may not be able to do so on acceptable terms, if at all. If we rely extensively on third parties to market our products, the commercial success of such products may be largely outside of our control.

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

The preclinical studies and clinical trials of our product candidates, as well as the manufacturing, labeling, sale and distribution, export or import, marketing, advertising and promotion of our product candidates are subject to various regulatory frameworks in the United States, Canada and other countries. Any products that we develop must receive all relevant regulatory approvals and clearances before any marketing, sale or distribution. The regulatory process, which includes extensive preclinical studies and clinical testing to establish product safety and efficacy, can take many years and cost substantial amounts of money. As a result of the length of time, many challenges and costs associated with the drug development process, the historical rate of failures for drug candidates is extremely high. Changes in regulatory policy could also cause delays or affect regulatory approval. Any regulatory delays may increase our development costs and negatively impact our competitiveness and prospects. It is possible that we may not be able to obtain regulatory approval of our drug candidate or approvals may take longer and cost more to obtain than expected.

Regulatory approvals, if granted, may entail limitations on the uses for which any product we develop may be marketed, limiting the potential sales for any such products. The granting of product approvals can be withdrawn at any time, and manufacturers of approved products are subject to regular reviews, including for compliance with FDA Good Manufacturing Practices regulations. Failure to comply with any applicable regulatory requirement, which may change from time to time, can result in warning letters, fines, sanctions, penalties, recalling or seizing products, suspension of production, or even criminal prosecution.

Future sales of our product candidate may suffer if they fail to achieve market acceptance.

Even if our product candidate is successfully developed and achieves appropriate regulatory approval, it may not enjoy commercial acceptance or success. Our product candidate may compete with a number of new and traditional drugs and therapies developed by major pharmaceutical and biotechnology companies. Market acceptance is dependent on the product candidate demonstrating clinical efficacy and safety, as well as demonstrating advantages over alternative treatment methods. In addition, market acceptance is influenced by government reimbursement policies and the ability of third parties to pay for such products. Physicians, patients, the medical community or patients may not accept or utilize any products we may develop.

We face a strong competitive environment. Other companies may develop or commercialize more effective or cheaper products, which may reduce or eliminate the demand for our product candidate.

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

We are likely to face competition in the areas of product efficacy and safety, ease of use and adaptability, as well as pricing, product acceptance, regulatory approvals and intellectual property. Competitors could develop more effective, safer and more affordable products than we do, and they may obtain patent protection or product commercialization before we do or even render our product candidate obsolete. The existence of competitive products, including products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of any product that we develop.

We may face product liability claims that could require us to defend costly lawsuits or incur substantial liabilities that could adversely impact our financial condition, receipt of regulatory approvals for our product candidates and our results of operation.

The use of our product candidate in clinical trials and for commercial applications, if any, may expose us to liability claims in the event that such product candidate cause injury or death or result in other adverse effects. These claims could be made by health care institutions, contract laboratories, and subjects participating in our clinical studies, patients or others using our product candidates. In addition to liability claims, certain serious adverse events could require interruption, delay and/or discontinuation of a clinical trial and potentially prevent further development of the product candidate. We carry clinical trial insurance but the coverage may not be sufficient to protect us from legal expenses and liabilities we might incur. Litigation is very expensive, even if we defend successfully against possible litigation. In addition, our existing coverage may not be adequate if we further develop products, and future coverage may not be available in sufficient amounts or at reasonable cost. In addition, we might reduce the amount of this coverage due to our limited financial resources. Adverse liability claims may also harm our ability to obtain or maintain regulatory approvals.

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

Efforts to reduce product pricing and health care reimbursement and changes to government policies could negatively affect the commercialization of our product candidate.

If our product candidate achieves regulatory approval, we may be materially adversely affected by the continuing efforts of governmental and third-party payers to contain or reduce health care costs. For example, if we succeed in bringing one or more products to market, such products may not be considered cost-effective and the availability of consumer reimbursement may not exist or be sufficient to allow the sale of such products on a competitive basis. The constraints on pricing and availability of competitive products may further limit our pricing and reimbursement policies as well as adversely impact market acceptance and commercialization for the products.

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

Historically, the market price of our common stock has been highly volatile and the market for our common stock has from time to time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From March 15, 2012 to March 17, 2017, the closing trading price of our stock fluctuated from a high of $6.60 Canadian dollars (“CAD”) per share to a low of CAD$0.33 per share on the TSX. From July 1, 2008 until our delisting on January 30, 2009, the closing trading price of our stock fluctuated from a high of $12.42 per share to a low of $0.54 per share on the AMEX. Historically, our common stock has had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common stock. It is likely that the market price of our common stock will continue to fluctuate significantly in the future.

The market price of our stock may be significantly affected by many factors, including without limitation:

•	the need to raise additional capital and the terms of any transaction we are able to enter into;
•	other external factors generally or stock market trends in the pharmaceutical or biotechnology industries specifically;
•	announcements of licensing agreements, joint ventures, collaborations or other strategic alliances that involve our product or those of our competitors;
•	innovations related to our or our competitors’ products;
•	actual or potential clinical trial results related to our or our competitors’ products;
•	our financial results or those of our competitors;
•	reports of securities analysts regarding us or our competitors;
•	developments or disputes concerning our licensed or owned patents or those of our competitors;
•	developments with respect to the efficacy or safety of our product or those of our competitors; and
•	health care reforms and reimbursement policy changes nationally and internationally.

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

At March 17, 2017, our current shareholders separately representing more than 5% ownership in our Company collectively represented beneficial ownership of approximately 66.7% of our common stock. In particular, Southpoint Capital Advisors LP (“Southpoint Capital”) owns or exercises control over 4.0 million shares of common stock, representing approximately 29.3% of the issued and outstanding common stock. In addition, Essetifin SpA, owns approximately 2.6 million shares, or 19.3% of our common stock. In addition, Manchester Explorer, LP (“Manchester Explorer”), together with its associates, owns approximately 1.8 million shares, or 12.5% of our common stock. Furthermore, Mr. Robert Butts, the former Chairman of our Board of Directors, individually owns approximately 0.8 million shares, or 5.6% of our common stock. Southpoint Capital, Manchester Explorer, our other shareholders representing more than 5% ownership, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our shareholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These shareholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, which could adversely affect the market price of our common stock or deprive our other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

There are a large number of shares of our common stock underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common stock.

Sale or issuance of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. At March 17, 2017, we had outstanding warrants to purchase approximately 1.4 million shares ($2.15 million) of our common stock with a weighted average exercise price of $1.55 per common share. In addition, at March 17, 2017, there were approximately 2.4 million shares issuable upon the exercise of stock options granted by us of which approximately $2.4 million were denominated in Canadian dollars and had a weighted average exercise price of CAD $2.38 per common share and approximately $2.7 million were denominated in U.S. dollars and had a weighted average exercise price of $1.92 per common share. We may also issue further warrants as part of any future financings in addition to the additional 1.0 million options to acquire our common stock currently remaining and available for issuance under our stock option plan.

We may need to raise substantial additional funds in the near future to continue our operations. Any equity offering could result in significant dilution to the ownership interests of shareholders and may result in dilution of the value of such interests and any debt offering will increase financial risk.

In order to satisfy our anticipated capital requirements to develop our product, we may need to raise substantial additional funds through either the sale of additional equity, the issue of securities convertible into equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. The most likely sources of financing that may be available to us in the near term are the sale of shares of common stock and/or securities convertible into common stock and the issuance of debt.

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

	OTC Market: OTCQB (in U.S. dollars)			Toronto Stock Exchange (in Canadian dollars)
	High $	Low $	Volume	High $	Low $	Volume
Fiscal 2016:
Quarter ended 12/31/16	$2.18	$1.64	1,821	$2.85	$2.21	1,576
Quarter ended 09/30/16	2.30	1.85	4,469	3.15	2.41	2,060
Quarter ended 06/30/16	3.05	1.66	1,641	3.85	2.18	6,509
Quarter ended 03/31/16	$2.06	$1.13	1,617	$2.85	$1.65	2,453
Fiscal 2015:
Quarter ended 12/31/15	$2.05	$0.29	2,341	$2.91	$1.48	3,465
Quarter ended 09/30/15	2.55	2.01	2,614	3.26	2.65	3,415
Quarter ended 06/30/15	2.57	2.06	2,965	3.24	2.50	2,544
Quarter ended 03/31/15	$2.86	$2.00	4,698	$3.55	$2.51	4,598

As of March 17, 2017, the last reported sale on the TSX was CAD$3.25 per share and the last reported sale on the OTCQB was $2.30 per share.

Record Holders

As of March 17, 2017, there were approximately 51 shareholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016 and 2015, the Company granted 369,725 and 70,708 options, respectively. These options were issued to certain consultants, officers and directors of the Company. The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). All options were denominated in United States dollars (“USD”) and are exercisable for a period of seven years from the grant date. Details of the grants are listed in the following table:

Date of Grant	Option to Purchase Shares	Exercise Price $USD
March 16, 2015	3,984	2.51
May 11, 2015	4,346	2.30
August 3, 2015	4,254	2.35
November 10, 2015	8,124	1.23
December 11, 2015	50,000	1.13
June 9, 2016	49,180	2.44
July 5, 2016	285,000	2.45
December 30, 2016	35,545	2.11

Exercises of warrants and options resulted in the issuance of approximately 71,000 and 347,000 new common shares in the years ended December 31, 2016 and 2015, respectively. These exercises resulted in gross proceeds to the Company of approximately $108,000 and $497,000 for the years ended December 31, 2016 and 2015, respectively.

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

Patient enrollment for STS has completed in both COG ACCL0431 and SIOPEL 6, which are both Phase III trials of STS. The preliminary results of COG ACCL0431 were presented in the second quarter of 2014 and the final results were published in Lancet Oncology in December 2016. The preliminary safety and efficacy results on SIOPEL 6 were presented during the second quarter of 2016 at ASCO.

We have not received and do not expect to have significant revenues from our product candidate until we are either able to sell our product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. The Company generated a net loss of $2.8 million for the year ended December 31, 2016 and had a non-cash gain on derivative liabilities of $0.05 million. We generated a net loss of approximately $0.7 million for the year ended December 31, 2015 (there was a non-cash gain on the change in derivative liability of $1.2 million). As of December 31, 2016, our accumulated deficit was approximately $114.3 million.

As a result of our limited financial resources we have postponed or terminated many of our previously planned or ongoing clinical development programs. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, there is uncertainty of our ability to continue as a going concern. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and the implementation of further cost reduction measures. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, salaries for research and development personnel, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of our product candidate, will depend on the availability of financial resources, the results of our clinical trials and any directives from regulatory agencies, which are difficult to predict. Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated in support of our drug development programs.

On May 16, 2016, we completed a $5.0 million equity financing for general working capital. Further development of STS will require additional capital.

Results of Operations

Fiscal 2016 versus Fiscal 2015

	Fiscal Year Ended		Fiscal year Ended		Increase
In thousands of U.S. Dollars	December 31, 2016%		December 31, 2015%		(Decrease)
Revenue	$-		$-		$-
Operating expenses:
Research and development	472	16%	256	14%	216
General and administration	2,399	84%	1,634	86%	765
Total operating expense	2,871	100%	1,890	100%	981
Other income	48		1,237		(1,189)
Sale of Eniluracil	40		-		40
Other loss	(14)		(9)		(5)
Interest income and other, net	8		3		5
Net income (loss)	$(2,789)		$(659)		$(2,130)

•	Research and development expenses were higher in fiscal 2016, as compared to fiscal 2015 primarily due to drug manufacturing activities related to the preparation for registration batches upon release of the study results from SIOPEL 6 in late 2017.
•	The $0.80 million increase in general and administrative expenses are attributed to a rise in compensation to officers, directors and key contract employees. Most of this increase relates to non-cash equity based compensation that was granted and vested during the year. Of the $0.70 million issued in equity based compensation, $0.35 million of that relates to expense recognized with extending the expiration dates of existing options issued to executives and directors. The rest relates to increases in remuneration paid to officers and directors as the Company moved to brings its compensation for key individuals in line with industry benchmarks.
•	Other income fell by $1.2 million as a result of the expiration of all remaining derivative warrants carried on the books. The company has a very small number of derivative options outstanding. Changes in the valuation associated with these options are not expected to have a significant impact on the Company’s financial statements for the remaining life of these derivatives. The weighted average term of all remaining derivative liabilities is 1.08 years.
•	The Company completed the sale of certain intellectual property, data and other assets related to Eniluracil and Adh-1 technologies and development programs for a gain of $40.
•	Interest income increased slightly in fiscal 2016, as compared to 2015 due to a higher average cash balance for the comparable periods.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through December 31, 2016, as prepared under U.S. GAAP (dollars in thousands, except per share information).

Period	Net (Loss)/Income for the Period	Basic Net (Loss)/Income per Common Share	Diluted Net (Loss)/Income per Common Share
March 31, 2015	177	0.02	0.01
June 30, 2015	(173)	(0.02)	(0.02)
September 30, 2015	(123)	(0.01)	(0.01)
December 31, 2015	(540)	(0.05)	(0.05)
March 31, 2016	(420)	(0.04)	(0.04)
June 30, 2016	(724)	(0.06)	(0.06)
September 30, 2016	(502)	(0.04)	(0.04)
December 31, 2016	(1,143)	(0.08)	(0.08)

Quarter ended December 31, 2016 versus 2015

	Quarter Ended		Quarter Ended		Increase
In thousands of U.S. Dollars	December 31, 2016%		December 31, 2015%		(Decrease)
Revenue	$-		$-		$-
Operating expenses:
Research and development	174	15%	71	13%	103
General and administration	972	85%	480	87%	492
Total operating expense	1,146	100%	551	100%	595
Other income	1		11		(10)
Interest income and other, net	2		-		2
Net (loss)	$(1,143)		$(540)		$(603)

The Company reported a net loss from operations of $1.1 million (which excludes an immaterial non-cash gain on derivatives) for the three months ended December 31, 2016, compared to a net loss from operations of $0.5 million (excluding the non-cash gain of $0.01 million) in 2015. Research and development expenses totaled $0.2 million for the three months ended December 31, 2016, as compared to a $0.07 million in the same period in 2015 as the Company increased drug manufacturing expense. General and administrative expenses increased by $0.5 million in the three months ended December 31, 2016, as compared to the same period in 2015. The increase relates to non-cash equity based compensation for directors and officers, the extension of expiration dates on various prior option issuances to officers and directors and increased remuneration for officers and directors.

	As at December 31, 2016	As at December 31, 2015
Selected Asset and Liability Data (thousands):
Cash and equivalents	$3,926	$942
Other current assets	46	77
Current liabilities excluding derivative liability	369	389
Derivative warrant liability	33	82
Working capital [current assets – current liabilities excluding derivative liability]	3,603	630

Selected Equity:
Common stock	$74,515	$69,401
Accumulated deficit	(114,322)	(111,533)
Stockholders’ equity	3,570	548

Liquidity and Capital Resources

•	The $3.0 million increase in cash and cash equivalents between December 31, 2016 and December 31, 2015 is due to the $5.0 million equity financing completed in May 2016, and the $0.1 million cash proceeds from the exercise of 67 warrants offset by clinical trial expenses related to our Phase III study of STS, the increase in regulatory and manufacturing activities for STS and our general and administrative expenses.
•	The decrease in other current assets between December 31, 2015 and December 31, 2016 relates to a reduction in pre-paid Director’s and Officer’s Insurance over the prior year.
•	Current liabilities decreased primarily due to a write-off of old payables which had become statute barred. The Company wrote off approximately $0.08 million of payables which has become statute barred.
•	Working capital increased between December 31, 2016 and December 31, 2015 by $2.9 million. The increase was a result of a private placement funding in addition to various warrant and option exercises in 2016. These cash inflows were offset by cash expenditures related to our clinical trials, the commercial development of STS and general and administrative expenses.

Selected Cash Flow Data (dollars and shares in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Net cash used in operating activities	$(2,124)	$(1,862)
Net cash provided from financing activities	5,108	497
Net cash provided from investing activities	-	-
Net cash flow	$2,984	$(1,365)
Number of common shares outstanding	13,643	10,940

The net cash flow used in operating activities for the year ended December 31, 2016 was approximately $2.1 million as compared to $1.9 million in 2015. This increase relates to the commercial development of STS.

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

We had cash and cash equivalents of approximately $3.86 million as of December 31, 2016.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At December 31, 2016, we had approximately $0.06 million in our cash accounts and $3.86 million in our money market accounts. We have not experienced any loss or write down of our money market investments since the inception of the Company.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2016 consolidated financial statements.

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the year ended December 31, 2016 and fiscal year ended December 31, 2015 we used the following weighted average assumptions:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected dividend	0%	0%
Risk-free interest rate	1.27 – 2.25%	1.89 – 2.02%
Expected volatility	134 – 137%	127 – 153%
Expected life	7 years	7 years

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

	Derivative Value at December 31,		Gain on Derivative Instrument December 31,
Derivative Warrants/Options	2016	2015	2016	2015
Warrants expiring April 30, 2015	-	-	-	411
Warrants expiring March 29, 2016	-	41	41	748
Options (various expiration dates)	33	41	7	78
Total	33	82	48	1,237

The value of the derivative liability presented on the balance sheet has typically been influenced by changes in the underlying share price of the Company.

Outstanding Share Information

Our outstanding comparative share data at December 31, 2016 and December 31, 2015 is as follows (in thousands):

Outstanding Share Type	December 31, 2016	December 31, 2015
Common shares	13,643	10,940
Warrants to purchase common shares	1,383	2,595
Options to purchase common shares	2,427	2,417
Total	17,453	15,952

Newly Adopted and Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this standard did not have a material impact on our financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. We are currently evaluating the timing of its adoption, the transition method to apply and the impact that this guidance will have on our financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the financial statement presentation of deferred income taxes by requiring that deferred income tax assets and liabilities be classified as noncurrent within a classified statement of financial position. Adoption and implementation of the guidance is not required by the Company until issuance of fiscal 2018 first quarter financial statements. The Company does not believe adoption of this guidance will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting guidance related to leases. These changes, which are designed to increase transparency and comparability among organizations for both lessees and lessors, include, among other things, requiring recognition of lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2020, although early adoption is permitted. The Company has not yet completed its assessment of the impact that adoption of this guidance will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2018, although early adoption is permitted. The Company has not yet completed its assessment of the impact that adoption of this guidance will have on its financial statements.

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

At December 31, 2016, we had $3.86 million in money market investments as compared to $0.9 million at December 31, 2015; these investments typically have minimal risk.  We have not experienced any loss or write down of our money market investments for the years ended December 31, 2016 and 2015.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At December 31, 2016 the company held approximately fifty-one thousand Canadian dollars.

Item 8.  Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Index to Financial Statements” on Page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our management concluded that as of December 31, 2016 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described below. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, no matter how well designed and operated, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance of achieving the desired control objectives. In addition, the design of internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2016. Based on the results of this evaluation, we have concluded that our internal control over financial reporting was not effective at December 31, 2016 as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

Our management has identified a control deficiency due to not maintaining an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) a lack of segregation of duties over individuals responsible for certain key control activities; (ii) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of transactions; and (iii) control activities that are not designed to respond to the risks identified. This control deficiency could result in a misstatement of balance sheet, income and cash flow statement accounts in our interim or annual financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management has also identified another control deficiency that it believes constitutes a material weakness in our control over financial reporting. We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP with regards to unusual transactions commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency could result in a misstatement of the financial statements including disclosure that would not be prevented or detected on a timely basis.

We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at December 31, 2016 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls.

These material weaknesses did not result in any material misstatements to the financial statements. However, these material weaknesses could result in misstatement of the aforementioned account balances or disclosures that would result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s Remediation Activities

Since the identification of the material weaknesses in 2016, management has begun the evaluation process associated with the remediation of these weaknesses and will continue to take measures, including engaging service providers that may be necessary and advisable to address these weaknesses. In addition, under the direction of the Audit Committee of the Board of Directors, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name of each of our executive officers and directors, such person’s principal occupation or employment, all other positions with us held by such person, if any, the year in which such person became a director of Fennec and such person’s age.

The Corporation has an Audit Committee, a Compensation Committee, and a Governance Committee. The current members of such committees are noted below:

Name and Province/State and Country of Residence, Position	Current Principal Occupation and Principal Occupation For Previous Five Years	Director Since	Age

Robert Andrade, Texas USA Chief Financial Officer	CFO of Fennec Pharmaceuticals; previously senior analyst Magnetar Capital; previously Portfolio Manager Millennium Partners	N/A	42
Chris A. Rallis, North Carolina, USA Director(1)(2)	Executive in-residence at Pappas Ventures; previously, CEO of ImmunoBiosciences	August 2011	63
Rostislav Raykov, New Jersey, USA Chief Executive Officer, Director	CEO of Fennec Pharmaceuticals Inc.; Co-Founder and Manager, DCML LLC; previously Portfolio Manager Alchem Partners; previously Portfolio Manager John Levin & Company	July 2009	41
Marco Brughera, Milano, Italy Director(2)(3)	CEO Sigma-Tau Rare Diseases Limited; President of Sigma-Tau Pharmaceuticals; previously Vice President of Preclinical Development at Nerviano Medical Science.	August, 2016	61
Steven D. Skolsky, North Carolina USA Director(4)	Senior Vice President, Global Head-Clinical Site Management at Quintiles; previously CEO of Sequoia Pharmaceuticals; previously CEO of Trimeris, Inc.	August 2011	61
Adrian J. Haigh, Dublin, Ireland Director(1)(3)	Senior Vice President and General Manager of EMEA Region at PTC Therapeutics; previously Chief Operating Officer, Gentium GmbH; previously Regional VP Commercial Operations, Biogen Idec	April 2014	57
Khalid Islam, Zug, Switzerland Chairman of Board, Director(1)(2)(3)	Founder/co-founder Sirius Healthcare Partners GMbH; previously Chairman and CEO of Gentium S.p.A.; previously CEO of Arpida AG	April 2014	61

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance Committee
(4)	Member did not stand for re-election to the board at June 8, 2016 Annual Shareholder Meeting

Robert Andrade

Mr. Andrade has served as Chief Financial Officer since November 2015. Mr. Andrade was previously Chief Financial Officer and Director of Fennec from September 2009 until August 2013. In addition to his role with Fennec, Mr. Andrade was a senior analyst at Magnetar Capital, a portfolio manager for Millennium Partners and a senior analyst at Caxton Associates. Mr. Andrade graduated from University of Southern California, where he earned a Masters of Arts degree and Bachelor of Arts degree in economics.

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

Marco Brughera

Since January 2011, Dr. Brughera has held several positions for the Sigma-Tau Group, including CEO and Global Head of Sigma Tau Rare Disease, President of Sigma-Tau Research and President of Sigma-Tau Pharmaceuticals. He drove the commercial revival of a lead oncology product line resulting in its successful sale for a total of around $900M. He also successfully out-licensed the Defibrotide US rights to Jazz Pharmaceuticals. From 2004 to 2010, Dr. Brughera served as the Vice President of Preclinical Development at Nerviano Medical Sciences (NMS), a pharmaceutical oncology-focused integrated discovery and development company. He also served as the Managing Director at Accelera, an independent contract research organization with the NMS Group. From 1999 to 2004, Dr. Brughera held several senior level positions in the areas of research and development with Pharmacia and Pfizer. Prior to 1999, he held various positions at Pharmacia & Upjohn and Farmitalia Carlo Erba SpA, an Italian pharmaceutical company. He currently serves on the Board of Solgenix and Lee’s Pharmaceutical and until early 2014 was a member of the Board of Gentium SpA. Dr. Brughera earned his degree in veterinary medicine from the University of Milan and is a European Registered Toxicologist.

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

Adrian J. Haigh

Mr. Adrian Haigh has been Senior Vice President and General Manager of EMEA Region at PTC Therapeutics, Inc. since September 2014. Previously Mr. Haigh served as Senior Vice President, Commercial Operations and Chief Operating Officer of Gentium GmbH since March 2011. Prior to joining Gentium, Mr. Haigh served as Regional Vice President, Commercial Operations at Biogen Idec where he managed several affiliates and also the global distributor business and prior to that was the General Manager Amgen Nordis and Portugal. He served as the Executive Vice President of Global Marketing and Corporate Planning at EUSA Pharma and joined EUSA from Amgen where he led the international oncology franchise. Mr. Haigh previously has held senior commercial and marketing positions at SmithKline Beecham, Schering Plough, Organon and Novo Nordisk. He has been a Director of Fennec Pharmaceuticals Inc. since April 28, 2014 and a Director at Arch Biopartners Inc. since August 21, 2014. He received a Bachelor of Arts with Honors in Economic History from Huddersfield Polytechnic, West Yorkshire, England and a Diploma in Marketing from the Institute of Marketing. As a result of these and other professional experiences, Mr. Haigh has extensive international oncology development expertise which strengthens the Board’s collective qualifications, skills and experience.

Dr. Khalid Islam

Dr. Khalid Islam was the Chairman and CEO of Gentium S.p.A. (a Nasdaq-listed company; 2009-2014) where he led the transition from a loss-making to a cash-flow positive and profitable company. Under his leadership, the company value increased from US$25 million leading to a successful all cash US$1 billion merger with Jazz Pharmaceuticals, plc. From 1999-2008, Dr. Islam was President and CEO of Arpida AG where he transitioned the early-stage start-up to a SWX-listed company and raised US$300 million in the IPO and follow-ons. From 1987-1999, he held various positions in HMR & MMD (now Sanofi-Aventis). From 1977-1987, Dr. Islam worked in academia at Imperial College (Univ. of London) and in Milan University, where he was a contract professor. Dr. Islam is a graduate of Chelsea College and received his Ph.D. from Imperial College, University of London. He holds several patents and has published over 80 articles in leading journals. He is an advisor to the venture group Kurma Biofund (Paris). He is a founder/co-founder of Sirius Healthcare Partners GmbH (Zurich), PrevAbr LLC (D.C.), BioAim LLC (L.A.) & Life Sciences Management GmbH (Zug). Dr. Islam is Board Chair at Minoryx Therapeutics (Spain). He serves on the board of Karolinska Development (Sweden), MolMed S.p.A. (Italy) and Immunomedics Inc. (IMMU) all of which are traded publicly, and the private company OxThera (Sweden). In the past, he has served as Chairman of the Board of Directors of Pcovery Aps (Copenhagen), Adenium Aps (Copenhagen) and C10 Pharma AS (Oslo).

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

The directors have appointed an Audit Committee consisting of three directors: Chris A. Rallis, Khalid Islam and Adrian Haigh, each of whom is independent and financially literate within the meaning of National Instrument 52-110 – Audit Committees. In addition, the Board has determined that Mr. Rallis qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC based on his business and financial experience described above.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets out certain information respecting the compensation paid to our Executive Officers, for the fiscal years ended December 31, 2016 and December 31, 2015 to our Chief Executive Officer and our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Rostislav Raykov, CEO	2016	215,000	-	156,885	371,885
	2015	180,000	-	-	180,000
Robert Andrade, CFO	2016	177,500	-	268,933	446,433
	2015	110,791	-	-	110,791

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Dollar value amounts are based on individual grants to each of, Mr. Raykov and Mr. Andrade of 150,000 and 75,000 options, respectively, on July 5, 2016, at an exercise price of $2.45 per common share, respectively, and will expire on July 5, 2023, respectively. One-third of these options shall vest as of grant the grant date and be exercisable one year after the grant date (the “Vesting Commencement Date”). The remaining two-thirds of the options shall vest monthly at a rate of 1/36th of the remaining grant and shall be exercisable as of the last day of each following month after the Vesting Commencement Date. As of the third anniversary of the grant date, all of the options shall be vested.

Rostislav Raykov

Mr. Raykov has been employed by Fennec since July 2009. Pursuant to an employment agreement dated May 3, 2010 between Mr. Raykov and Fennec, Mr. Raykov is employed as Fennec’s Chief Executive Officer and: (a) received an initial annual salary in the amount of $140,000, subject to annual adjustment by our Board of Directors, (b) upon approval by shareholders of our amended stock option plan was granted options to purchase up to 5.0% of our common stock estimated by us to be outstanding upon completion of the 2010 Rights Offering, and (c) may receive annual bonuses at the sole discretion of the Board. If Mr. Raykov’s employment terminates due to a change of control of Fennec, Mr. Raykov’s remaining unvested options shall immediately vest and be fully exercisable. If Mr. Raykov is dismissed from employment by us for any reason other than “for cause,” we are obligated to pay Mr. Raykov severance compensation equal to twelve months of salary. The initial term of the agreement was for one year and the agreement automatically extends for additional one-year periods unless terminated by either party in accordance with the agreement.

Robert Andrade

Mr. Andrade has been employed by Fennec since November 2015. Mr. Andrade is employed as Fennec’s Chief Financial Officer. Pursuant to an employment agreement dated November 13, 2015, Mr. Andrade (a) receives an initial annual salary in the amount of $165,000, and (b) may receive annual bonuses at the sole discretion of the Board. In addition, conditioned upon the approval of Fennec's shareholders, Fennec will extend Mr. Andrade's existing options to their original expiry date of seven years from issuance. If Mr. Andrade’s employment terminates due to a change of control of the Fennec, Mr. Andrade’s remaining unvested options shall immediately vest and be fully exercisable. If Mr. Andrade is dismissed from employment by us for any reason other than “for cause,” we are obligated to pay Mr. Andrade severance compensation equal to six months of salary.

In addition to their employment agreements, Mr. Raykov and Mr. Andrade, are a party to a confidentiality and intellectual property agreement with the Company.

In the employment agreements for each of Mr. Andrade and Mr. Raykov “for cause” is generally defined as (1) material breach of the terms of the employment or intellectual property agreements; (2) failure to perform the duties inherent in the Employee’s position in good faith and in a reasonable and appropriate manner; or (3) acts of fraud or embezzlement or other intentional misconduct which adversely affects the Company's business.

Equity Grants, Exercises and Holdings

The following table sets forth information concerning the number and value of unexercised options held by each Named Executive Officer as of December 31, 2016. All executive awards, with the exception of those expiring 07/05/2023, vest and are exercisable immediately. The current Stock Option Plan provides for grants denominated in US and CAD dollars.

	Number of Options
Name	Granted	Exercisable	Option Exercise Price		Expiration Date
Rostislav Raykov	150,000	-	USD$	2.45	07/05/2023
	25,000	25,000	USD$	2.69	12/31/2021
	83,333	83,333	USD$	1.59	01/24/2021
	16,666	16,666	USD$	0.72	08/23/2020
	50,000	50,000	USD$	1.05	11/20/2019
	17,050	17,050	CAD$	1.89	08/18/2018
	323,961	323,961	CAD$	2.43	08/18/2017
Robert Andrade	75,000	-	USD$	2.45	07/05/2023
	17,050	17,050	CAD$	1.89	08/18/2018
	323,961	323,961	CAD$	2.43	08/18/2017

Termination Benefits

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment of $250,000. In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment of $95,000.

Compensation of Directors

Director Compensation Table

The following table summarizes the compensation earned by the Company's non-executive directors for the year ended December 31, 2016.

Name	Fees paid in Cash	Stock Awards	Option Awards(1)(2)	Total

Dr. Islam	100,000	-	46,484	146,484
Mr. Brughera	5,000	-	70,740	75,740
Mr. Haigh	27,500	-	23,242	50,742
Mr. Rallis	33,750	-	32,538	66,288
Mr. Skolsky	10,000	-	9,296	19,296
Total	$176,250	$-	$182,300	$358,550

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Detail of grants are presented in the following table:

Name	Date of Grant	Number of Options Granted	Option Exercise Price $USD

Mr. Rallis	June 6, 2016	14,344	2.44
Mr. Skolsky	June 6, 2016	4,098	2.44
Dr. Islam	June 6, 2016	20,492	2.44
Mr. Haigh	June 6, 2016	10,246	2.44
Mr. Brughera	December 30, 2016	35,545	2.11
Total		84,725

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding shares of our common stock beneficially owned as of March 17, 2017 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person. Except as otherwise indicated below, the address for each listed shareholder is c/o Fennec Pharmaceuticals Inc., 68 TW Alexander Drive, PO Box 13628, Research Triangle Park, North Carolina 27709.

Name	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants Exercisable Within 60 Days	Total Stock and Stock Based Holdings(1)	% Ownership(1)
Adrian J. Haigh	-	153,579	-	153,579	1.11%
Dr. Khalid Islam	-	213,825	-	213,825	1.54%
Robert Andrade	-	416,011	-	416,011	2.96%
Marco Brughera	-	35,545	-	35,545	0.26%
Chris A. Rallis	-	111,850	-	111,850	0.81%
Rostislav Raykov	40,740	666,010	-	706,750	4.94%
Steven D. Skolsky	-	88,701	-	88,701	0.65%
All Officers and Directors as a Group	40,740	1,685,521	-	1,726,261	11.26%
Southpoint Capital Advisors, LP.(2)	3,997,214	-	-	3,997,214	29.30%
Essetifin SpA(3)	2,631,579	-	-	2,631,579	19.29%
683 Capital Management, LLC.(4)	778,729	-	120,834	899,563	6.54%
Robert Butts	768,592	-	-	768,592	5.63%
Manchester Management Company, LLC.(5)	999,999	-	999,999	1,999,998	13.66%

(1)	For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or group has the right to acquire within 60 days after March 17, 2017. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 17, 2017 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 17, 2017, there were 13,642,567 shares of our common stock issued and outstanding.
(2)	Southpoint Capital Advisors, LP, 623 Fifth Avenue, Suite 2503, New York, New York 10022. John S. Clark, II holds dispositive power over the shares owned by Southpoint Capital Advisors, LP.
(3)	Essetifin SpA, Via Sudafrica 20, Rome, Italy 00144. Mario Altali holds dispositive power over the shares owned by Essetifin SpA.
(4)	683 Capital Management, LLC, 595 Madison Avenue, 17th Floor, New York, New York 10025. Ari Zweiman holds dispositive power over the shares owned by 683 Capital Management LLC.
(5)	Manchester Management Company, LLC, 131 Charles Street, 1st Floor, Boston Massachusetts 02114. Includes 1,250,000 shares owned by Manchester Explorer, L.P. and 416,666 shares owned by JEB Partners, L.P. Manchester Management holds dispositive power over the shares held by Manchester Explorer, L.P. and JEB Partners, L.P. Jeb Besser and Morgan Frank hold shared dispositive power over the shares held by Manchester Management Company, LLC. Additionally, Jeb Besser owns 166,666 shares for which he has sole dispositive power and Morgan Frank owns 166,666 shares for which he has sole dispositive power.

Equity Compensation Plan Information

The following table provides certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2016 (share amounts are in thousands):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights (*)	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans	1,428	USD $	1.93	953
approved by security holders	999	CAD $	2.38

Total	2,427		-	953

* The Company’s current stock option plans allow for the issuance of stock options denominated in both U.S. dollars and Canadian dollars. This table presents the number and weighted-average exercise price of outstanding options by the currency associated with the original grants. At December 31, 2016 we had 1,458 stock options denominated in U.S. dollars with a weighted-average exercise price of $1.93 and 999 stock options denominated in CAD dollars with a weighted-average exercise price of CAD$2.38. At December 31, 2016, we had 953 stock options available for future issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

There were no related party transactions during the year ended December 31, 2016.

Director Independence

The Board of Directors is composed of a majority of independent directors. The Board applies the definition of independence found in the rules of the SEC and in Canadian National Instrument 58-101 and National Policy 58-201. The Board has determined that Mr. Brughera, Haigh, Islam, Rallis and Skolsky are “independent.” Mr. Raykov, Chief Executive Officer of the Company is considered to have a material relationship with the Company by virtue of his executive officer position and is therefore not independent. Fennec is of the view that the composition of its Board reflects a diversity of background and experience that are important for effective corporate governance. Other directorships held by Board members are described in this Annual Report under the heading “Directors and Executive Officers.”

Item 14. Principal Accounting Fees and Services

The following presents the aggregate fees for professional services and other services rendered by our independent auditors, Deloitte LLP in fiscal year 2016 and 2015:

	Fiscal Year 2016	Fiscal Year 2015
Audit Fees(1)	65,902	92,035
Audit-Related Fees(2)	-	-
Tax Fees(3)	10,026	4,845
All Other Fees(4)	1,370	8,104
Total	$77,298	$104,984

(1)	Audit Fees include fees for the standard audit work that needs to be performed each year in order to issue an opinion on the consolidated financial statements of the Company. It also includes fees for services that can only be provided by the Company’s auditor such as auditing of non-recurring transactions.
(2)	Audit-Related Fees include fees assurance and related services that are reasonably related to the performance of the audit or review and are traditionally performed by the independent accountant.
(3)	Tax Fees include fees for periodic tax consultations and compliance services in various local, regional and national tax jurisdictions.
(4)	All Other Fees include fees for products and services other than Audit Fees, Audit Related Fees and Tax Fees.

The Audit Committee does not have formal pre-approval policies and procedures; however, prior to the engagement by the registrant, the Audit Committee approved all of the services performed by Deloitte LLP as required by SEC regulation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are included as part of this Annual Report filed on Form 10-K:

1.  Financial Statements – See Index to Financial Statements on page F-1.

2.  All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3.  Exhibits:

Exhibit No.	Description	Location

3.1	Notice of Articles dated August 25, 2011	Exhibit 3.2I to the Form 8-K of the Company filed August 26, 2011

3.2	Articles dated August 25, 2011	Exhibit 3.2II to the Form 8-K of the Company filed August 26, 2011

3.3	Notice of Alteration Dated September 3, 2014	Exhibit 3.1 to the Form 8-K of the Company filed September 9, 2014

10.2	Development and License Agreement dated July 14, 2005 between Fennec Pharmaceuticals Inc. and Glaxo Group Limited**	Exhibit 4.30 to Form 6-K of the Company filed July 22, 2005

10.3	Amendment No. 1 to Development and License Agreement dated December 20, 2005 between Glaxo Group Limited and Fennec Pharmaceuticals Inc.**	Exhibit 4.36 to the Form 20-F Annual Report (No. 001-32295) of Fennec for the fiscal year ended December 31, 2005, filed on March 31, 2006

10.4	Amendment No. 2 to Development and License Agreement dated June 23, 2006 between Glaxo Group Limited and Fennec Pharmaceuticals Inc.**	Exhibit 4.41 to Form 6-K of the Company filed August 9, 2006

10.5	Amendment No. 3 to Development and License Agreement dated January 17, 2007 between Fennec Pharmaceuticals Inc. and Glaxo Group Limited	Exhibit 4.42 to Form 6-K of the Company filed January 19, 2007

10.6	Amendment No. 4 to Development and License Agreement dated May 23, 2007 between Fennec Pharmaceuticals Inc. and Glaxo Group Limited	Exhibit 10.1 to Form 8-K of the Company filed June 19, 2007

10.7	Amended and Restated Stock Option Plan	Exhibit 10.19 to Form 10-K of the Company filed March 28, 2008

10.11	Executive Employment Agreement dated May 3, 2010 by and between Fennec and Rostislav Raykov*	Exhibit 10.28 to the Form 10-Q of the Company filed on May 14, 2010

10.13	Executive Employment Agreement dated May 3, 2010 by and between Fennec and Dr. Thomas Spector*	Exhibit 10.30 to the Form 10-Q of the Company filed on May 14, 2010

10.14	Form of Independent Director Agreement, dated May 3, 2010	Exhibit 10.31 to the Form 10-Q of the Company filed on May 14, 2010

10.19	Subscription Agreement, dated November 15, 2013, between the Company, Technologies Inc. and Manchester Management LLC	Exhibit 10.19 to the Form 10K/A of the Company filed on April 2, 2014

10.20	Form of Subscription Agreement from December 3, 2014 private placement	Exhibit 10.20 to the Form 10K of the Company filed on March 31, 2015

10.40	Executive Employment Agreement dated November 12, 2015 by and between Fennec and Robert Andrade*	Exhibit 10.40 to the Form 10-Q of the Company filed on November 12, 2015

10.41	Subscription Agreement, dated April 8,2016, between Fennec Pharmaceuticals Inc. and Sigma Tau Finanzaria	Exhibit 10.41 to the Form 10-Q of the Company filed on May 12, 2016

10.42	Purchase Agreement, dated May 9, 2016, between Fennec Pharmaceuticals Inc. and Elion Oncology, LLC.	Exhibit 10.42 to the Form 10-Q of the Company filed on May 12, 2016

21	Subsidiaries	Exhibit 8 to the Form 20-F Registration Statement (No. 001-32295) of the Company filed September 17, 2004

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Press Release for Fiscal Year Ended December 31, 2016	Filed herewith

101	Interactive Data File	Filed herewith

*	Indicates a management contract or compensatory plan.

**	The Company has received confidential treatment with respect to certain portions of this exhibit. Those portions have been omitted from this exhibit and are filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fennec Pharmaceuticals Inc.

By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director
Date: March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	March 29, 2017
Rostislav Raykov	(principal executive officer) and Director

/s/ Robert Andrade	Chief Financial Officer	March 29, 2017
Robert Andrade	(principal financial officer and principal accounting officer)

/s/ Adrian J. Haigh	Director	March 29, 2017
Adrian J. Haigh

/s/ Dr. Khalid Islam	Director	March 29, 2017
Dr. Khalid Islam

/s/ Chris A. Rallis	Director	March 29, 2017
Chris A. Rallis

/s/ Marco Brughera	Director	March 29, 2017
Marco Brughera

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

FENNEC PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fennec Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Fennec Pharmaceuticals Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fennec Pharmaceuticals Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a loss from operations of $2,871,000 during the year ended December 31, 2016 and still has not earned any revenue in its history. At December 31, 2016, the Company had an accumulated deficit of $114,322,000 and had experienced negative cash flows from operating activities in the amount of $2,124,000. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Managements’ plans concerning these matters are discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte LLP
Chartered Professional Accountants
Licensed Public Accountants
Ottawa, Canada
March 29, 2017

Fennec Pharmaceuticals Inc.

Consolidated Balance Sheets

(U.S. dollars and shares in thousands)

	December 31,	December 31,
	2016	2015

Assets

Current assets:
Cash and cash equivalents	$3,926	$942
Prepaid expenses	43	76
Other current assets	3	1
Total assets	$3,972	$1,019

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$244	$297
Accrued liabilities	125	92
Derivative instruments (Note 5)	33	82
Total current liabilities	402	471

Total liabilities	402	471

Commitments and Contingencies (Note 9)

Shareholders' equity:
Common stock, no par value; unlimited shares authorized; 13,643 shares issued and outstanding (2015-10,940)	74,515	69,401
Additional paid-in capital	42,134	41,437
Accumulated deficit	(114,322)	(111,533)
Accumulated other comprehensive income	1,243	1,243
Total shareholders’ equity	3,570	548
Total liabilities and shareholders’ equity	$3,972	$1,019

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Operations

(U.S. dollars and shares in thousands, except per share information)

	Year Ended
	December 31,	December 31,
	2016	2015

Revenue	$-	$-

Operating expenses:
Research and development	472	256
General and administrative	2,399	1,634

Loss from operations	(2,871)	(1,890)

Other income/(expense):
Unrealized gain on derivatives (Note 5)	48	1,237
Sale of Eniluracil (Note 8)	40	-
Other loss	(14)	(9)
Net interest income	8	3
Total other income, net	82	1,231

Net loss	$(2,789)	$(659)

Loss per common share, basic and diluted	$(0.22)	$(0.06)
Weighted-average number of common shares outstanding, basic (Note 3)	12,765	10,827

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Year Ended
	December 31,	December 31,
	2016	2015
Cash flows (used in) provided by:
Operating activities:
Net loss	$(2,789)	$(659)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Unrealized gain on derivatives	(48)	(1,237)
Stock-based compensation - consultants	88	-
Stock-based compensation - employees	615	97
Changes in operating assets and liabilities:
Prepaid expenses	33	(28)
Other assets	(2)	16
Accounts payable	(54)	(11)
Accrued liabilities	33	(40)
Net cash used in operating activities	(2,124)	(1,862)

Investing activity:
Net cash used in investing activity	-	-

Financing activities:
Issuance of shares, net of issuance costs	5,000	-
Issuance of shares, options exercise	6	48
Issuance of shares, warrants exercise	102	449
Net cash provided by financing activities	5,108	497

Effect of exchange rate on cash and cash equivalents	-	-
(Decrease) increase in cash and cash equivalents	2,984	(1,365)
Cash and cash equivalents - Beginning of year	942	2,307
Cash and cash equivalents - End of year	$3,926	$942

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Shareholders' Equity

(U.S. dollars and shares in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Number (Note 7)	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2014	10,593	$68,656	$41,588	$1,243	$(110,874)	$613
Stock options issued to employees	-	-	97	-	-	97
Exercise of stock options	47	82	(34)	-	-	48
Exercise of warrants	300	663	(214)	-	-	449
Net loss	-	-	-	-	(659)	(659)
Balance at December 31, 2015	10,940	69,401	41,437	1,243	(111,533)	548
Stock options issued to consultants	-	-	16	-	-	16
Stock options issued to employees	-	-	615	-	-	615
Warrants issued to consultants	-	-	72	-	-	72
Exercise of stock options	4	6	-	-	-	6
Exercise of warrants	67	108	(6)	-	-	102
Rights offering	2,632	5,000	-	-	-	5,000
Net loss	-	-	-	-	(2,789)	(2,789)
Balance at December 31, 2016	13,643	$74,515	$42,134	$1,243	$(114,322)	$3,570

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Nature of Business and Going Concern

Fennec Pharmaceuticals Inc. (“Fennec”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Fennec Pharmaceuticals, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a biopharmaceutical company with a product candidate under development for use in the treatment of cancer. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) that are applicable to a going concern which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

During the year ended December 31, 2016 the Company incurred a net loss from operations of $2,871 and still has not earned any revenue in its history. At December 31, 2016, it had an accumulated deficit of $114,322 and had experienced negative cash flows from operating activities in the amount of $2,124.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issue date of these consolidated financial statements, and substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company is actively seeking to obtain additional funding in the future in order to finance the Company’s business strategy, operations and growth through the issuance of equity, debt or collaboration. If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

Prior-period adjustment

Common Stock at December 31, 2015 has been increased by $248 and Additional Paid-in Capital has been decreased by the same amount, to retrospectively correct balance sheet amounts with respect to an immaterial noncash error related to the exercise of warrants and stock options. This error was the result of not moving the value in Additional Paid-in Capital to Common Stock when the warrants and stock options were exercised. This adjustment does not impact anything other than the allocation between Common Stock and Additional Paid-in Capital and has no effect on our loss per share disclosures.

2.	Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of Fennec and of all its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the valuation of derivative warrant liability and the valuation of stock based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At December 31, 2016, the Company had $3,926 in cash and money market accounts (2015- $942). Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments.

Financial instruments

Financial instruments recognized on the balance sheets at December 31, 2016 and December 31, 2015 consist of cash and cash equivalents, accounts payable, accrued liabilities and derivative instruments, the carrying values of which, with the exception of the derivative instruments, approximate fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading. The derivative liabilities are carried at fair value.

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

Common stock and warrants

The Company has warrants outstanding to purchase common stock that were denominated in both United States dollars (“USD”) and Canadian dollars (“CAD”), which resulted in the Company having warrants outstanding that were denominated outside of the Company’s U.S. dollar functional currency.

The Company’s outstanding warrants denominated in Canadian dollars were not considered to be indexed to the Company’s own stock and should therefore be treated as derivative financial instruments and recorded at their fair value as a liability. At December 31, 2016, the derivative liabilities were valued at $33 (2015-$82). There was an unrealized gain on derivative liabilities of $48 (2015-$1,237) for the year ended December 31, 2016.

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

Income taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2016, we maintained a full valuation allowance against our deferred tax assets.

The provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Uncertainty in Income Taxes, address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.

Foreign currency translation

The U.S. dollar is the functional currency for the Company’s consolidated operations. All gains and losses from currency translations are included in results of operations.

Loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share is computed using the same method, except the weighted average number of shares of common stock outstanding includes convertible debentures, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods. Accordingly, options to purchase 2,427 and warrants to purchase 1,383 shares at December 31, 2016, were not included in earnings per share. These options and warrants were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the period, and accordingly, such options and warrants would have an antidilutive effect. In 2015, options to purchase 2,417 and warrants to purchase 2,595 shares were excluded from the computation of earnings per share because the exercise prices were greater than the average market price of the common shares and accordingly, their inclusion would have been antidilutive.

Recent accounting pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this standard did not have a material impact on our financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the financial statement presentation of deferred income taxes by requiring that deferred income tax assets and liabilities be classified as noncurrent within a classified statement of financial position. Adoption and implementation of the guidance is not required by the Company until issuance of fiscal 2018 first quarter financial statements. The Company does not believe adoption of this guidance will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting guidance related to leases. These changes, which are designed to increase transparency and comparability among organizations for both lessees and lessors, include, among other things, requiring recognition of lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2020, although early adoption is permitted. The impact of the Company’s current lease is not material to the financial statements. Currently, this standard is not expected to impact the Company.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2018, although early adoption is permitted. The Company has not yet completed its assessment of the impact that adoption of this guidance will have on its financial statements.

3.	Loss per Share

Loss per common share is presented under two formats: basic loss per common share and diluted loss per common share. Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common stock equivalents (e.g. stock options and warrants). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Twelve Months Ended
	December 31, 2016	December 31, 2015
Numerator:
Net loss	$(2,789)	$(659)

Denominator:
Weighted-average common shares, basic	12,765	10,827
Dilutive effect of stock options	-	-
Dilutive effect of warrants	-	-
Incremental dilutive shares	-	-
Weighted-average common shares, dilutive	12,765	10,827
Net loss per share, basic and diluted	$(0.22)	$(0.06)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Twelve Months Ended
	December 31, 2016	December 31, 2015
Options to purchase common stock	2,427	2,417
Warrants to purchase common stock	1,383	2,595

4.	Stock options

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of shares of common stock issuable under the stock option plan from a fixed number of 6,666 to the number of shares that represents twenty-five percent (25%) of the total number of all issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 3,410 options are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years(1) from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. A summary of the stock option transactions, for both the Canadian and U.S. dollar grants, through the year ended December 31, 2016 is below.

(1)	On April 25, 2014 Fennec granted 133 options each to Dr. Khalid Islam and Adrian Haigh. Such options shall vest: (i) as to 66 Common Shares, on the date of grant; and (ii) as to 67 Common Shares, upon and subject to orphan drug approval of STS in the EU, provided that they then remain on the Board of Directors of the Company at the time of such approval and that they have played a vital or precipitating part in obtaining such EU orphan drug designation, as reasonably determined by non-interested Board members. If the vesting conditions referred to in (ii) above have not occurred by May 31, 2016, the option to acquire the 66 Common Shares referred to in (ii) above shall be terminated and of no further force or effect. On November 7, 2014 the Board of Directors amended the vesting conditions. The Board determined that it would be appropriate and desirable to amend the conditions such that (i) it could be fully satisfied by the Company obtaining, in lieu of orphan drug designation, PUMA in Europe for STS; and (ii) the deadline for satisfaction of the vesting condition extended to December 31, 2017. The Company has not recognized any expense associated with these options. On the date vesting conditions are met, the Company will recognize all of the expense associated with these options.

Summary of $CAD Option Activity

Share Prices Reported in $CAD	Number of Options	Range	Weighted Average
Outstanding and exercisable at December 31, 2014	1,338	$1.62 – 2.43	$2.38
Exercised	(14)	1.62 – 2.43	1.94
Forfeited or expired	(1)	1.62 – 2.43	1.82
Outstanding and exercisable at December 31, 2015	1,323	$1.62 – 2.43	$2.39
Exercised	(-)	-	-
Forfeited or expired	(324)	2.43	2.43
Outstanding and exercisable at December 31, 2016	999	$1.62 – 2.43	$2.38

Summary of $CAD Option Remaining Life

Price $CAD	Outstanding and Exercisable at December 31, 2016	Weighted Average Remaining Life (years)
$1.62	17	1.26
$1.89	76	1.39
$2.43	906	1.35
Total	999	1.35

Summary of $USD Option Activity

	Number of Options	Range	Weighted Average
Outstanding and exercisable at December 31, 2014	1,072	$0.45 – 15.66	$1.77
Granted	71	1.13 – 2.51	1.36
Exercised	(33)	0.60 – 1.05	0.83
Forfeited or expired	(16)	0.54 – 15.66	2.24
Outstanding and exercisable at December 31, 2015	1,094	$0.45 – 3.60	$1.77
Granted	370	2.11 – 2.45	2.42
Exercised	(4)	1.50	1.50
Forfeited or expired	(32)	1.89 - 2.69	2.65
Outstanding and exercisable at December 31, 2016	1,428	$0.45 – 3.60	$1.93

Summary of $USD Option Remaining Life

Price in US Dollars	Number Outstanding and Exercisable at December 31, 2016	Remaining Life (years)
$0.45	11	2.63
$0.54	19	3.38
$0.60	58	2.54
$0.72	83	3.40
$0.96	11	3.03
$1.05	113	2.97
$1.13	50	5.95
$1.23	8	4.15
$1.50	16	2.31
$1.59	176	4.04
$1.68	33	2.97
$1.89	8	1.63
$2.11	36	7.00
$2.30	4	3.90
$2.31	275	4.29
$2.35	4	4.01
$2.40	8	2.85
$2.44	49	6.11
$2.45	285	6.51
$2.51	4	3.82
$2.55	4	3.65
$2.69	118	4.78
$2.79	49	4.59
$2.94	3	2.91
$3.60	3	3.40
Total	1,428	4.59

Stock compensation expense for the fiscal years ended December 31, 2016 and 2015 was $615 and $97 respectively. These amounts have been included in the general and administrative expenses for the respective periods. The weighted average fair value per share of options granted during the fiscal years ended December 31, 2016 and 2015 was $2.42 and $1.37, respectively. The intrinsic value (being the difference between the share price at December 31, 2016 and exercise price) of stock options exercisable at December 31, 2016 was $575. The intrinsic value of options exercised during the fiscal year ended December 31, 2016 was $3. The fair value of all options vested during the fiscal year ended December 31, 2016 was $280.

The fair values of options granted in fiscal years ended December 31, 2016 and 2015 were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions for all options with a seven year expiration:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected dividend	0%	0%
Risk-free interest rate	1.27 – 2.25%	1.89 – 2.02%
Expected volatility	134 – 137%	127 – 153%
Expected life	7 years	7 years

The Company uses the historical volatility and adjusts for available relevant market information pertaining to the Company’s share price.

Modification of Existing US Dollar Denominated Options

In 2016, the Company modified the terms of certain options granted to executives and directors by extending the expiration date by 1 year. The Company recorded option modification expense of approximately $4 included in general and administrative expense. The expense was calculated using the Black-Scholes valuation method. The following table summarizes the effect of the June 8, 2016 transaction:

Number of Options	Expiration Date	Risk Free Rate	Exercise Price $USD	Share Price $USD	Expected Life (Years)	Volatility	Expense Recognized $USD
6	11/18/2018	0.93%	1.50	2.43	3.44	152%	1
17	04/04/2020	1.08%	0.60	2.43	3.82	155%	1
19	05/17/2020	1.08%	0.54	2.43	3.94	154%	1
9	11/20/2020	1.08%	1.05	2.43	4.45	147%	1
51							4

Modification of Existing Canadian Dollar Denominated Options

In 2016, the Company modified the terms of certain options granted to executives and directors by extending the expiration date by a weighted average amount of 1.45 years. The Company recorded option modification expense of approximately $347 included in general and administrative expense. The expense was calculated using the Black-Scholes valuation method with a June 8, 2016 exchange rate of $CAD/$USD 0.7881. The following table summarizes the effect of the June 8, 2016 transaction:

Number of Options	Expiration Date	Risk Free Rate	Exercise Price $CAD	Share Price $CAD	Expected Life (Years)	Volatility	Expense Recognized $USD
17	08/18/2018	0.52%	1.89	3.10	2.19	94%	9
648	08/18/2018	0.52%	2.43	3.10	2.19	94%	338
665							347

5.	Derivative Liabilities

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

Options issued to contractors in a foreign currency

During the fiscal years ended December 31, 2011 and 2010, the Company issued 36 and 29 (respectively) options to contractors with a Canadian dollar denominated strike price. Consequently, the Company now has derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13 "Compensation-Stock Compensation (Topic 718): Effect of Denominating the exercise price of a share based payment award in the currency of the market in which the underlying equity security trades", no such exception exists for contractors. These options will be marked to market until the earlier of their expiry or exercise. All Canadian denominated options issued to contractors fully vest at issuance and expire seven years from date of issuance. The fair value of these options at December 31, 2016 and December 31, 2015 was $33 and $41, respectively. The gain for these options for the twelve months ended December, 2016 was $7. There was a gain on these options for the twelve months ended December, 2015 of $78.

The following is a summary of Canadian denominated contractor option activity for the twelve months ended December 31, 2016 and 2015.

Share Prices Reported in $CAD	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2014	55	$1.84
Exercised	(14)	1.94
Forfeited or expired	(1)	1.82
Outstanding and exercisable at December 31, 2015	40	$1.81
Exercised	-	-
Forfeited or expired	-	-
Outstanding and exercisable at December 31, 2016	40	$1.81

The following table presents the overall change in derivative liability for the twelve months ended December 31, 2016 and December 31, 2015:

Derivative Warrants/Options	Derivative Value at December 31,		Gain/(Loss) on Derivative Instrument December 31,
	2016	2015	2016	2015
Warrants expired April 30, 2015	-	-	-	411
Warrants expiring March 29, 2016	-	41	41	748
Options (various expiration dates)	33	41	7	78
Total	33	82	48	1,237

6.	Fair Value Measurements

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at December 31, 2016
	Quoted Price in Active Market for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$68	(1)	$3,858	$-	$3,926
Liabilities
Derivative liabilities	-		33		33

The Company's financial instruments include cash and cash equivalents and derivative liabilities. Only cash and cash equivalents and derivative liabilities are carried at their fair value. The derivative liabilities are options issued to contractors in a currency other than the functional currency of the Company. The options use the Black Scholes model with the following assumptions: expected dividend 0%; risk-free interest rate of 0.33 – 0.74%; expected volatility of 57%- 85%; and a 0.9-1.4 year remaining life. The risk free rate was based on Bank of Canada Bond issues of similar term. Expected volatility was estimated by using historical volatility of weekly close share prices for a period equal to the remaining life of the instrument or for a minimum of six months if the remaining life is less than six months.

(1)	The Company held $68 in cash, of which $51 was in Canadian funds (translated into U.S. dollars).

7.	Stockholders’ Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no par common stock.

Equity financings

On May 16, 2016, the Company completed the closing of a non-brokered private placement (the “Offering”) of 2,631,579 units for gross proceeds of $5,000 to Essetifin, SpA. Each unit was issued at a price of $1.90 per unit and each unit consisted of 1 common share of the Company.

Warrants to Purchase Common Stock

At December 31, 2016, the Company had the following warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.55 and a weighted average remaining life of 1.9 years:

Warrant Description	Common Shares Issuable Upon Exercise of Outstanding Warrants at December 31, 2016	Exercise Price CAD/USD	Expiration Date
Investor warrants(1)	1,333	$1.50 USD	November 22, 2018
Investor warrants(2)	50	$3.00 USD	February 2, 2019
	1,383

(1)	On November 22, 2013, the Company announced it had completed the closing of a non-brokered private placement of 4,000 units, at a price of $0.40 per unit for net proceeds of $1,600. Each unit consisted of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one common share of the Company at a price of $0.50 per share for a period of five years from the date of issuance. As a result of the September 3, 2014 share consolidation, each three (3) warrants now entitle the holder thereof to purchase one common share of the Company at a purchase price of $1.50 per whole share for a period of five years from the issue date.
(2)	On February 2, 2016 the company issued 50 warrants to Aranea Partners in lieu of cash for investor services. These warrants are fully vested at December 31, 2016 and are redeemable for $3.00 per common share. The fair value of these warrants is estimated using the Black-Scholes pricing model.

8.	Sale of Asset

On August 29, 2016, Fennec completed the sale of certain intellectual property, data and other assets related to Eniluracil and Adh-1 technologies and development programs to Elion Oncology, LLC for gross proceeds of $40. The Company retained the rights to revenue share payments of 5% of the gross revenues derived from the sold assets until the last to expire patents forming part of such assets.

9.	Commitments and Contingencies

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

Executive Severance

In the event of his termination with us other than for cause, the Company will pay its Chief Executive Officer, Rostislav Raykov, a one-time severance compensation payment equal to 12 months of salary (currently $250). Further, the Company will pay Chief Financial Officer, Robert Andrade, a one-time severance compensation equal to 6 months salary (currently $95).

10.	De-recognition of Statute Barred Payables

The Company had various payables from obligations which existed before current management took over the Company in 2009. These payables, although previously recorded, could not be substantiated as legitimate payables by management. Approximately $79 worth of these payables became statute barred and were therefore written off in 2016 by reversing the original expense entry. This caused the reversal of approximately $23 of general and administrative expense and approximately $56 of research and development expense in the current year. These amounts are presented net in the general and administrative and research and development figures in financial statements.

11.	Income Taxes

The Company operates in both U.S. and Canadian tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows:

	Year Ended December 31,	Year Ended December 31,
	2016	2015
Domestic (loss)/gain	(1,771)	294
Foreign loss	(1,018)	(952)
Loss before income taxes	(2,789)	(658)

Expected statutory rate (recovery)	26.50%	26.50%
Expected provision for (recovery of) income tax	(739)	(174)
Permanent differences	156	(301)
Change in valuation allowance	583	(1,297)
Effect of foreign exchange rate differences	-	-
Effect of non-capital losses expired	-	1,318
Tax credits and other adjustments	1	450
Effect of tax rate changes and other	-1	4
Provision for income taxes	$-	$-

The Canadian statutory come tax rate of 26.0 percent is comprised of federal income tax at approximately 15.0 percent and provincial income tax at approximately 11.0 percent.

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2016, December 31, 2015:

	December 31, 2016	December 31, 2015
Future tax assets:
SR&ED expenditures	2,195	2,195
Income tax loss carryforwards	19,098	18,509
Non-refundable investment tax credits	1,263	1,263
Share issue costs	4	10
Accrued expenses	-	-
Fixed and intangible assets	1,032	1,032
Harmonization credit	-	-
	23,592	23,010
Less: valuation allowance	(23,592)	(23,010)
Net future tax assets	$-	$-

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term. At December 31, 2016 the Company has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry-forwards and non-refundable investment tax credits. The unclaimed amounts and their expiry dates are as listed below:

	Federal	Province/ State
SR&ED expenditures (no expiry)	$8,283	$-
Income tax loss carryforwards (expiry date):
2021	26	-
2022	233	-
2023	133	-
2024	1,536	1,455
2025	4,795	4,768
2026	20,562	12,945
2027	8,340	10,866
2028	10,840	10,550
2029	8,502	3,915
2030	2,608	3,243
2031	3,378	3,675
2032	3,491	1,754
2033	1,788	1,781
2034	1,812	1,684
2035	1,803	2,150
2036	2,222	1,013
Investment tax credits (expiry date):
2018	10
2019	8
2020	96
2021	55
2022	548
2023	399
2024	178
2025	199
2026	86
2027	90
2028	50
2029	-
2030	-

