Form 10-Q
period 2017-03-31
FENNEC PHARMACEUTICALS INC.
filed 2017-05-12
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As May 12, 2017, there were 13,707,306 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	March 31,	December 31,
	2017	2016

Assets

Current assets:
Cash and cash equivalents	$3,251	$3,926
Prepaid expenses	32	43
Other current assets	5	3
Total assets	$3,288	$3,972

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$224	$244
Accrued liabilities	132	125
Derivative instruments (Note 4)	71	33
Total current liabilities	427	402

Total liabilities	427	402

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 13,643 shares issued and outstanding (2016-13,643)	74,515	74,515
Additional paid-in capital	42,231	42,134
Accumulated deficit	(115,128)	(114,322)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	2,861	3,570
Total liabilities and stockholders’ equity	$3,288	$3,972

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
Research and development	225	47
General and administrative	546	407

Loss from operations	(771)	(454)

Other income/(expense):
Unrealized (loss)/gain on derivatives (Note 4)	(37)	43
Other loss	(1)	(9)
Interest income	3	-
Total other (expense)/income, net	(35)	34

Net loss	$(806)	$(420)

Basic net loss per common share	$(0.06)	$(0.04)
Diluted net loss per common share	$(0.06)	$(0.04)
Weighted-average number of common shares outstanding, basic (Note 3)	13,643	10,942
Weighted-average number of common shares outstanding, diluted (Note 3)	13,643	10,942

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2017	2016
Cash flows (used in) provided by:
Operating activities:
Net loss	$(806)	$(420)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss/(gain) on derivatives	37	(43)
Stock-based compensation - consultants	56	13
Stock-based compensation - employees	41	-
Changes in operating assets and liabilities:
Prepaid assets	11	36
Other assets	(2)	(2)
Accounts payable	(19)	(72)
Accrued liabilities	7	(11)

Net cash used in operating activities	(675)	(499)

Investing activity:

Net cash used in investing activity	-	-

Financing activity:
Issuance of common stock, warrants and options exercised	-	102

Net cash provided by financing activity	-	102

Effect of exchange rate on cash and cash equivalents	-	-
Decrease in cash and cash equivalents	(675)	(397)
Cash and cash equivalents - Beginning of period	3,926	942
Cash and cash equivalents - End of period	$3,251	$545

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity

(U.S. dollars and shares in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Number (Note 5)	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2015	10,940	$69,401	$41,437	$1,243	$(111,533)	$548
Warrants issued to consultants	-	-	13	-	-	13
Exercise of warrants	67	108	(6)	-	-	102
Net loss	-	-	-	-	(420)	(420)
Balance at March 31, 2016	11,007	69,509	41,444	1,243	(111,953)	243
Warrants issued to consultants	-	-	17	-	-	17
Stock options issued to employees	-	-	111	-	-	111
Exercise of stock options	4	6	-	-	-	6
Rights offering	2,632	5,000	-	-	-	5,000
Net loss	-	-	-	-	(724)	(724)
Balance at June 30, 2016	13,643	74,515	41,572	1,243	(112,677)	4,653
Warrants issued to consultants	-	-	19	-	-	19
Stock options issued to employees	-	-	41	-	-	41
Stock options issued to contractors	-	-	9	-	-	9
Net loss	-	-	-	-	(502)	(502)
Balance at September 30, 2016	13,643	74,515	41,641	1,243	(113,179)	4,220
Warrants issued to consultants	-	-	23	-	-	23
Stock options issued to employees	-	-	463	-	-	463
Stock options issued to contractors	-	-	7	-	-	7
Net loss	-	-	-	-	(1,143)	(1,143)
Balance at December 31, 2016	13,643	74,515	42,134	1,243	(114,322)	3,570
Stock options issued to employees	-	-	41	-	-	41
Stock options issued to contractors	-	-	56	-	-	56
Net loss	-	-	-	-	(806)	(806)
Balance at March 31, 2017	13,643	74,515	42,231	1,243	(115,128)	2,861

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

During the three months ended March 31, 2017, the Company incurred a loss from operations of $771. At March 31, 2017, it had an accumulated deficit of $115,128 and had experienced negative cash flows from operating activities during the three months ended March 31, 2017 in the amount of $675.

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company's accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at March 31, 2017 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended March 31, 2017 included estimates necessary to value derivative instruments, disclosed in Note 4.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2018, although early adoption is permitted. The Company has not yet completed its assessment of the impact that adoption of this guidance will have on its financial statements

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2017, the Company had $3,251 in cash and money market accounts ($3,926 at December 31, 2016). At March 31, 2017, the Company held $83 in cash of which $3 (as translated to US dollars) was in Canadian dollars ($51 at December 31, 2016 as translated to US dollars). At March 31, 2017 the Company held $3,168 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(806)	$(420)

Denominator:
Weighted-average common shares, basic	13,643	10,942

Dilutive effect of stock options	-	-
Dilutive effect of warrants	-	-
Incremental dilutive shares	-	-

Weighted-average common shares, diluted	13,643	10,942
Net loss per share, basic and diluted	$(0.06)	$(0.04)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31, 2017	March 31, 2016
Options to purchase common stock	2,427	2,417
Warrants to purchase common stock	1,383	1,750

4.	Derivative Instruments

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

Comparative data related to the gain recorded on re-measurement of the derivative liability for the three months ended March 31, 2017 and 2016 are summarized in the table below. There is no cash flow impact for these derivatives until the warrants and/or options are exercised. If these warrants or options are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

	Fair Value as of March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Gain/(Loss) on Derivative Instrument
Warrants expiring March 29, 2016	-	-	-	41
Options to contractors	71	39	(37)	2
Gain/(loss) on Derivative Instrument	71	39	(37)	43

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

The table below summarizes Canadian dollar denominated contractor option activity, since their issuance:

Options in Thousands	Activity Since Issuance	Weighted-Average Exercise Price $CAD
Opening balance	65	$1.82
Exercised	(14)	$1.94
Forfeited	(11)	$1.74
Expired	-	$-
Ending balance	40	$1.81

5.	Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no par common stock.

Equity financing

There were no equity financings during the quarter ended March 31, 2017.

Warrants to Purchase Common Stock

The Company has warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.55 and a weighted average remaining life of 1.65 years:

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at March 31, 2017	$USD	Expiration Date
Investor warrants	1,333	$1.50 USD	November 22, 2018
Investor warrants	50	$3.00 USD	February 2, 2019
Total	1,383

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 3,410 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Contractor options expense recognized(1)(2)	56	-
Employee options expense recognized(1)	41	-
Total option expense recognized	97	-

(1)	On July 5, 2016, the Company issued 235 options to employees and 50 options to various contractors. The conditions of these grants state that 1/3 of the options granted shall vest on July 5, 2017 (the “Vesting Commencement Date”). The remainder of the options granted, shall vest evenly over 24 months beginning from the Vesting Commencement Date, such that all options have vested 36 months after issue. Expense for grants to employees shall be calculated as of the grant date and recognized straight line over the vesting period. Expense for grants to contractors shall be re-measured quarterly up to the Vesting Commencement Date. Subsequent to the Vesting Commencement Date, contractor options will be remeasured monthly until all options granted have fully vested. The employee options were valued at the date of issuance using the Black-Scholes option pricing model using the following assumptions: Expected dividend rate, 0.00%; Risk free rate, 1.27%; Expected volatility, 136%; Expected life, 7. Expense for these options are being recognized evenly, each quarter over the vesting period. The contractor options were re-measured at March 31, 2017 using the Black-Scholes option pricing model using the following assumptions: Expected dividend rate, 0.00%; Risk free rate, 2.11%; Expected volatility, 132%; Expected life, 6.26 years.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

(2)	During the quarter ended March 31, 2017, the Company signed a contract with two vendors, to exchange options for services rendered over a twelve-month period. The contract calls for each vendor to receive four tranches of 10,000 options each over the duration of the service period. Grant dates straddle balance sheet dates. Option expense will be estimated each balance sheet date using the Black-Scholes option pricing model. Once the options are issued, the estimate will be reversed and actual expense recorded. At March 31, 2017, these vendor options were priced using the following assumptions: Expected dividend rate, 0.00%; Risk free rate, 2.16%; Expected volatility, 133%; Expected life, 7.0 years.

Stock option activity

There were no issuances, expirations, forfeitures or exercises for the three months ended March 31, 2017 for stock options denominated in Canadian or US dollars.

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. They are recorded at fair value estimated using the Black-Scholes model with the gain or loss reported as unrealized gain (loss).

Upon exercise, expiration or forfeiture of those options denominated in Canadian dollars and treated as derivative liabilities the Company re-measures the derivative liability prior to exercise, expiration or forfeiture and records a gain or loss accordingly. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. During the quarter ended March 31, 2017 and 2016 there was no activity related to Canadian dollar denominated options.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at March 31, 2017
Assets/Liabilities Measured at Fair Value on a Recurring Basis	Quoted Price in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$84	(1)	$3,167	$-	$3,251
Liabilities
Derivative liabilities	-		71	-	71

(1)	The Company held $84 in cash of which $3 (as translated to US dollars) was in Canadian funds.

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

Executive Severance

In the event of his termination with us other than for cause, the Company will pay its Chief Executive Officer, Rostislav Raykov, a one-time severance compensation payment equal to 12 months of salary (currently $250). Further, the Company will pay Chief Financial Officer, Robert Andrade, a one-time severance compensation equal to six months salary (currently $95).

Leases

The Company has an operating lease for approximately 350 square feet in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had office rent expense of $2 during the three month period ended March 31, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our latest unaudited interim condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles within the United States, or US GAAP, and applicable U.S. Securities and Exchange Commission, or SEC, regulations for financial information. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable. All amounts are presents in the U.S. dollars and in thousands except per share amounts.

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

The study was initiated in October 2007 initially in the United Kingdom and completed enrollment at the end of 2014, 45 sites from 12 countries enrolled 109 evaluable patients. Under the terms of our agreement, SIOPEL will conduct and fund all clinical activities and we will provide drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. Interim efficacy results on response to chemotherapy are evaluated after every 20 patients and reviewed by the Independent Data Monitoring Committee (IDMC). The IDMC was established to assess any potential concern of an adverse effect of STS on the efficacy of the cisplatin chemotherapy and to review safety according to protocol pre-specified patient numbers. In February 2015, the IDMC recommended the continuation of SIOPEL 6 after conducting their final safety review on 100 patients. Previously, the IDMC reached a similar conclusion after reviewing the safety of 20, 40, 60 and 80 patients and their current recommendation on 100 patients to continue the clinical trial represents the last and final safety review. Patient recruitment has now been completed and the efficacy outcome based on audiometric results will be evaluated on an ongoing basis as each child reaches the age of 3.5 years. Results for the audiology primary end point with a p value of 0.045 will be tested with final readout of data expected in the fourth quarter of 2017.

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

We generated a net loss of approximately $0.8 million for the three months ended March 31, 2017 and a net loss of $0.4 million for the three months ended March 31, 2016 (inclusive of a non-cash loss on derivatives of $0.04 million and $0.04 million non-cash gain on derivatives for the three months ended March 31, 2017 and 2016, respectively). As of March 31, 2017, our accumulated deficit was approximately $115.1 million ($112.0 million at March 31, 2016).

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

Results of Operations

Three months ended March 31, 2017 versus three months ended March 31, 2016:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	March 31, 2017%		March 31, 2016%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	225	29%	47	10%	178
General and administration	546	71%	407	90%	139
Total operating expenses	771	100%	454	100%	317

Loss from operations	(771)		(454)		(317)

Unrealized (loss)/gain on derivatives	(37)		43		(80)
Other loss	(1)		(9)		8
Interest income and other	3		-		3
Net loss and total comprehensive loss	$(806)		$(420)		$(386)

Research and development expenses for the three months ended March 31, 2017 were $0.2 million above the same period in the prior year. This increase relates primarily to drug manufacturing activities and preparations for registration batches upon release of the SIOPEL 6 results expected in late 2017.

General and administrative expenses increased over same period in 2016. There were increases in director and key employee compensation during the quarter ended March 31, 2017 over same quarter in 2016 as the Company made efforts to align our director and key employee compensations to that of companies of similar market capitalizations in similar industries. Travel and regulatory consulting also increased during the quarter ended March 31, 2017 over the same period in 2016 as the company prepares for trial results expected in late 2017. During the quarter ended March 31, 2017, there were also increases in non-cash equity compensation expenses for employees and contractors as compared with the same period in 2016.

The Company recorded an unrealized loss on derivatives of $37 in the three months ended March 31, 2017 compared to the same three months ended in 2016 where there was an unrealized gain of $43. The change results from derivative liabilities on the balance sheet and is associated with a small amount of Canadian dollar denominated options. These option derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These options will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these options is estimated using the Black-Scholes option-pricing model.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through March 31, 2017, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic Net Loss per Common Share	Diluted Net Loss per Common Share
June 30, 2015	(173)	(0.02)	(0.02)
September 30, 2015	(123)	(0.01)	(0.01)
December 31, 2015	(540)	(0.05)	(0.05)
March 31, 2016	(420)	(0.04)	(0.04)
June 30, 2016	(724)	(0.06)	(0.06)
September 30, 2016	(502)	(0.04)	(0.04)
December 31, 2016	(1,143)	(0.08)	(0.08)
March 31, 2017	(806)	(0.06)	(0.06)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	March 31, 2017	December 31, 2016
Cash and cash equivalents	$3,251	$3,926
Other current assets	37	46
Current liabilities excluding derivative liabilities	356	369
Derivative liabilities	71	33
Working capital(1)	2,932	3,603
(1) [Current assets – current liabilities excluding derivative liability]
Selected equity:
Common stock	74,515	74,515
Accumulated deficit	(115,128)	(114,322)
Stockholders’ equity	2,861	3,570

Cash and cash equivalents were $3,251 at March 31, 2017 and $3,926 at December 31, 2016. The decrease in cash and cash equivalents between March 31, 2017 and December 31, 2016 relates completely to cash spent on research and development and general and administrative activities. No options or warrants were exercised during the quarter ended March 31, 2017.

The following table illustrates a summary of cash flow data for the three month periods of March 31, 2017 and 2016:

U.S. Dollars in thousands	Three Months Ended March 31,
Selected cash flow data:	2017	2016
Net cash used in operating activities	(675)	(499)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	102
(Decrease)/increase in cash and cash equivalents	(675)	(397)

Net cash used in operating activities for the three months ended March 31, 2017 was $675, as compared to $499 during the same period in 2016. This increase in cash outlays relates to ongoing STS Phase III trials and STS product development. There was no cash provided by financing activities for the three months ended March 31, 2017 compared to $102 for the three months ended March 31, 2016. Total decrease in cash and cash equivalents was $675 for the three months ended March 31, 2017 as opposed to a decrease of $397 over the same period in 2016.

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

We had cash and cash equivalents of approximately $3.25 million as of March 31, 2017.

Outstanding Share Information

The outstanding share data for our company as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016	Change
Common shares	13,643	13,643	-
Warrants	1,383	1,383	-
Stock options	2,427	2,427	-
Total	17,453	17,453	-

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2017, we had approximately $3.25 million in cash accounts. We have not experienced any loss or write down of our money market investments since inception.

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

We have established relationships with contract research organizations, universities and other institutions, which we utilize to perform many of the day-to-day activities associated with our drug development. Where possible, we have sought to include leading scientific investigators and advisors to enhance our internal capabilities. Research and development issues are reviewed internally by our executive management and supporting scientific team.

Research and development expenses for the three months ended March 31, 2017 and 2016 were $225 and $47, respectively. The Company has increased its research and development expenses related to STS as the Company focusses on drug manufacturing activities related to the preparation for registration batches upon release of the study results from SIOPEL 6 in late 2017.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on assumptions and judgments that may be affected by commercial, economic and other factors. Actual results could differ from these estimates.

Our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

At March 31, 2017, we had $3.17 million in money market investments as compared to $0.40 million at March 31, 2016; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At March 31, 2017 the Company held approximately 5 thousand Canadian dollars (3 thousand as translated to U.S. dollars). At December 31, 2016 the company held approximately 68 thousand Canadian dollars (51 thousand as translated into U.S. dollars).

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

Our management has also identified another control deficiency that it believes constitutes a material weakness in our control over financial reporting. We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP with regards to unusual transactions commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency could result in a misstatement of the financial statements including disclosure that would not be prevented or detected on a timely basis.

We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at March 31, 2017 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities.

The following table details grants of stock options to various contractors, officers and directors of the Company:

Date of Option Grant	Number of Options Granted		Strike Price $USD
March 16, 2015	3,984		$2.51
May 11, 2015	4,346		$2.30
August 3, 2015	4,254		$2.35
November 10, 2015	8,124		$1.23
December 11, 2015	50,000		$1.13
February 2, 2016	50,000	(1)	$3.00
June 9, 2016	49,180		$2.44
July 5, 2016	285,000	(2)	$2.45
December 30, 2016	35,545		$2.11

The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD denominated grants and are each exercisable for a period of 7 years from the grant date.

(1) On February 2, 2016, the Company issued 50,000 warrants to Aranea Partners, Inc. in exchange for advisory services to be provided. Advisory services were provided through December 31, 2016. Each unit was issued at a price of $3.00 per unit and allows holder to acquire one common share for a period of three years from the date of issuance. Fair value of these warrants were determined at issuance using the Black-Scholes pricing model using the following assumptions: expected dividend 0%; risk-free interest rate 0.93%; expected volatility of 113%; and a 3 year expected life. Expense associated with these warrants will be amortized over the service period with Aranea Partners, Inc.

(2) On July 5, 2016, the Company issued 285,000 options to various employees and contractors. The conditions of these grants state that 1/3 of the options granted shall vest on July 5, 2017 (the “Vesting Commencement Date”). The remainder of the options granted, shall vest evenly over 24 months beginning from the Vesting Commencement Date, such that all options have vested 36 months after issue. Expense for these grants shall be calculated as of the grant date and recognized straight line over the vesting period.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2017 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: May 12, 2017	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 12, 2017	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

