Form 10-Q
period 2017-06-30
FENNEC PHARMACEUTICALS INC.
filed 2017-08-14
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As August 14, 2017, there were 15,630,663 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	June 30, 2017	December 31,
	(unaudited)	2016

Assets

Current assets:
Cash and cash equivalents	$10,232	$3,926
Prepaid expenses	21	43
Other current assets	6	3
Total assets	$10,259	$3,972

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$296	$244
Accrued liabilities	94	125
Derivative instruments (Note 4)	190	33
Total current liabilities	580	402

Total liabilities	580	402

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 15,629 shares issued and outstanding (2016-13,643)	82,277	74,515
Additional paid-in capital	42,885	42,134
Accumulated deficit	(116,726)	(114,322)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	9,679	3,570
Total liabilities and stockholders’ equity	$10,259	$3,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	333	139	558	186
General and administrative	1,146	568	1,692	975

Loss from operations	(1,479)	(707)	(2,250)	(1,161)

Other (expense) income :
Unrealized (loss)/gain on derivatives (Note 4)	(120)	(17)	(157)	26
Other loss	(4)	(3)	(5)	(12)
Interest income and other	5	3	8	3
Total other (expense)/income, net	(119)	(17)	(154)	17

Net loss	$(1,598)	$(724)	$(2,404)	$(1,144)

Basic net loss per common share	$(0.11)	$(0.06)	$(0.17)	$(0.10)
Diluted net loss per common share	$(0.11)	$(0.06)	$(0.17)	$(0.10)
Weighted-average number of common shares outstanding, basic	14,192	12,813	13,917	11,873
Weighted-average number of common shares outstanding, diluted	14,192	12,813	13,917	11,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Cash flows (used in) provided by:
Operating activities:
Net loss	$(1,598)	$(724)	$(2,404)	$(1,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss/(gain) on derivative	120	17	157	(26)
Stock-based compensation - contractors	286	17	342	30
Stock-based compensation - employees	461	111	502	111
Changes in operating assets and liabilities:
Prepaid assets	11	22	22	58
Other current assets	(1)	(2)	(3)	(4)
Accounts payable	71	120	52	48
Accrued liabilities	(38)	(31)	(31)	(42)

Net cash used in operating activities	(688)	(470)	(1,363)	(969)

Financing activities:
Issuance of units, options and warrants exercised	98	6	98	108
Private placement	7,571	5,000	7,571	5,000
Net cash provided by financing activities	7,669	5,006	7,669	5,108

Increase in cash and cash equivalents	6,981	4,536	6,306	4,139
Cash and cash equivalents - Beginning of period	3,251	545	3,926	942
Cash and cash equivalents - End of period	$10,232	$5,081	$10,232	$5,081

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 5)	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2016	13,643	74,515	42,134	(114,322)	1,243	3,570
Stock options issued to employees	-	-	41	-	-	41
Stock options issued to contractors	-	-	56	-	-	56
Net loss	-	-	-	(806)	-	(806)
Balance at March 31, 2017	13,643	74,515	42,231	(115,128)	1,243	2,861
Stock options issued to employees	-	-	461	-	-	461
Stock options issued to contractors	-	-	286	-	-	286
Exercise of stock options	86	191	(93)	-	-	98
Rights offering	1,900	7,571	-	-	-	7,571
Net loss	-	-	-	(1,598)	-	(1,598)
Balance at June 30, 2017	15,629	82,277	42,885	(116,726)	1,243	9,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

During the six months ended June 30, 2017, the Company incurred a loss from operations of $2,250. At June 30, 2017, it had an accumulated deficit of $116,726 and had experienced negative cash flows from operating activities during the six months ended June 30, 2017 in the amount of $1,363.

These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance the Company’s business strategy, operations and growth through the issuance of equity, debt or business combinations. If the Company fails to arrange for sufficient capital on a timely basis, the Company may be required to curtail its business activities until it can obtain adequate financing. However, as of June 30, 2017, we had cash, cash equivalents of $10,232 and believe that our cash resources will be sufficient to meet our cash requirements through and beyond current fiscal year.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at June 30, 2017 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended June 30, 2017 included estimates necessary to value derivative instruments, disclosed in Note 4.

New accounting pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of identifiable assets, the set of assets would not represent a business. Also, in order to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. Under the update, fewer sets of assets are expected to be considered businesses. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this guidance is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 is meant to clarify the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASU 2014-09, as defined below, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also added guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for our fiscal year beginning December 31, 2018 and we are required to adopt ASU 2017-05 concurrent with the adoption of ASU 2014-09. We are currently evaluating the impact that the adoption of ASU 2017-05 may have on our consolidated financial statements and disclosures.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance is effective for the Company as of the fourth quarter of its fiscal year ending December 31, 2018. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. The Company currently does not have any revenue. It is therefore evaluating the effect of this ASU will have on its statement and disclosures in connection with its prospective revenue stream.

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

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2017, the Company had $10,232 in cash and money market accounts ($3,926 at December 31, 2016). At June 30, 2017, the Company held $127 in cash of which $67 (as presented in US dollars) was in Canadian dollars ($51 at December 31, 2016 as presented in US dollars). At June 30, 2017, the Company held $10,105 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss)	$(1,598)	$(724)	$(2,404)	$(1,144)

Denominator:
Weighted-average common shares, basic	14,192	12,813	13,917	11,873

Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Incremental dilutive shares	-	-	-	-

Weighted-average common shares, dilutive	14,192	12,813	13,917	11,873

Net (loss) per share, basic and diluted	$(0.11)	$(0.06)	$(0.17)	$(0.10)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	2,641	2,137	2,641	2,137
Warrants to purchase common stock	1,383	1,749	1,383	1,749

4.	Derivative Instruments

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

The Company's derivative instruments include options to purchase 39 common shares, the exercise prices for which are denominated in a currency other than the Company's functional currency, as follows:

•	Contractor options to purchase 20 common shares exercisable at CAD$1.89 per whole common share that expire on November 19, 2017;
•	Contractor options to purchase 17 common shares exercisable at CAD$1.62 per whole common share that expire on April 4, 2018;
•	Contractor options to purchase 2 common shares exercisable at CAD$2.43 per whole common share that expire on May 18, 2018.

These options have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as unrealized gain/(loss). These options will continue to be reported as a liability until such time as they are exercised, forfeited or expire. The fair value of these warrants and options is estimated using the Black-Scholes option-pricing model using the following assumptions for the current balance sheet date: expected dividend 0%; risk-free interest rate 1.10%; expected volatility between 88% - 98%; and an expected life between 0.5 – 0.88 years.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three and six-month period ended June 30, 2017 and 2016 are summarized in the table below. There is no cash flow impact for these derivatives until the warrants and/or options are exercised. If these warrants or options are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Gain/(Loss) on Derivative Instruments	2017	2016	2017	2016
Derivatives expired March 29, 2016	-	-	-	41
Options to contractors	(120)	(17)	(157)	(15)
Gain/(loss) on Derivative Instruments	(120)	(17)	(157)	26

The table below summarizes Canadian dollar denominated contractor option activity, since their issuance:

Contractor Options in $CAD	Three Month Period	Six-Month Period	Weighted-Average
Options in Thousands	Ending June 30, 2017		Exercise Price
Opening balance	40	40	$1.81
Exercised	(1)	(1)	$1.89
Forfeited	-	-	$-
Expired	-	-	$-
Ending balance	39	39	$1.80

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. During the three and six-month period ended June 30, 2017, there was an exercise of 1 Canadian denominated option being treated as a derivative liability. This exercise resulted in $1 gross proceeds to the Company.

5.	Shareholder rights plan

On June 27, 2017, the Company’s shareholders approved a Shareholder Rights Plan Agreement (the "Rights Plan") for the Company. The Rights Plan is to ensure, to the extent possible, that all shareholders of the Corporation are treated fairly and equally in connection with any take-over bid or other acquisition of control of the Corporation. The Rights Plan is designed to require any potential transaction that will result in a person owning, in the aggregate, 20% or more of the outstanding Common Shares to be structured as a formal take-over bid that satisfies certain minimum requirements relating primarily to the manner in which the bid must be made, the minimum number of days the bid must remain open, and the minimum number of shares that must be acquired under the bid.

6.	Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no par common stock.

Equity financing

During the three months ended June 30, 2017, the Company completed the closing of a non-brokered private placement of 1,900 common shares for gross proceeds of $7,600 ($7,571 net issuance costs) to various investors. Each common share was issued at a price of USD$4.00.

Warrants to Purchase Common Stock

The Company has warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.55 and a weighted average remaining life of 1.65 years. During the six-months ended June 30, 2017, there have been no changes in the amount of warrants outstanding for the Company.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at June 30, 2017	$USD		Expiration Date
Investor warrants	1,333	$1.50	USD	November 22, 2018
Investor warrants	50	$3.00	USD	February 2, 2019
Total	1,383

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 3,907 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three and six-month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractor options expense recognized	286	17	342	30
Employee options expense recognized	461	111	502	111
Total option expense recognized	747	128	844	141

Stock option activity

The following is a summary of option activity for the three and six months ended June 30, 2017 for stock options denominated in US dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2016	1,428	1.93
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2017	1,428	1.93
Granted	300	4.84
Exercised	(50)	0.64
Forfeited	-	-
Outstanding at June 30, 2017	1,678	2.48

During the three months ended June 30, 2017, US denominated option exercises provided gross proceeds of $32 and resulted in the issuance of 50 Common shares. Of the 1,678 options granted and outstanding at June 30, 2017, 1,378 are fully vested and 1,228 are exercisable.

The following is a summary of option activity for the three and six months ended June 30, 2017 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2016	999	2.38
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2017	999	2.38
Granted	-	-
Exercised	(36)	2.42
Forfeited	-	-
Outstanding at June 30, 2017	963	2.37

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

For the three and six months ended June 30, 2017, there was no activity related to Canadian dollar denominated options issued. There were exercises of 36 Canadian denominated options (1 treated as a derivative, 35 as non-derivative). These exercises resulted in gross proceeds of CAD$87 ($66 as presented in US dollars). During the same three and six-month periods ended in 2016, there was no activity related to Canadian dollar denominated options. As of June 30, 2017, all outstanding options denominated in Canadian dollars were fully vested.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below: The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were 300 options issued during the three months ended June 30, 2017, (49 for the same period in 2016). There were no issuances of options during quarters ended March 31, 2017 and 2016. Assumptions for the valuation of the option grants are described in the table below:

	Three Months Ended June 30,
Black-Scholes Model Assumptions	2017	2016
Expected dividend	0.00%	0.00%
Risk free rate	2.04 – 2.16%	1.51%
Expected volatility	133 - 167%	137%
Expected life	7 years	7 years

7.	Fair Value Measurements

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at June 30, 2017
Assets/Liabilities Measured at Fair Value on a Recurring Basis	Quoted Price in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$127	(1)	$10,105	$-	$10,232
Liabilities
Derivative liabilities	-		-	190	190

(1)	The Company held $127 in cash of which $67 (as presented in US dollars) was in Canadian funds.

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

Executive Severance

In the event of his termination with us other than for cause, the Company will pay its Chief Executive Officer, Rostislav Raykov, a one-time severance compensation payment equal to 12 months of salary (currently $250). Further, the Company will pay Chief Financial Officer, Robert Andrade, a one-time severance compensation equal to six-months salary (currently $95).

Leases

The Company has an operating lease in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had rent expense of $1 during the quarter ended June 30, 2017 and $3 for the six-months ended June 30, 2017.

9.	Subsequent events

Registration of Certain Common Shares and Warrants

On August 11, 2017, the Company filed a Form S-1 with the Securities and Exchange Commission to register the 8,243 common shares, which includes 1,383 common shares issuable upon exercise of warrants. The S-1 filing covers shareholders of common shares and warrants from the following transactions:

•	The Company’s April 2010 private placement of common shares and warrants to purchase common shares;
•	The Company’s November 2013 private placement of common shares and warrants to purchase common shares;
•	The Company’s February 2016 private placements of warrants to purchase common shares in lieu of payment for services rendered;
•	The Company’s May 2016 private placement of common shares; and
•	The Company’s June 2017 private placement of common shares.

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

We continue to focus the Company’s resources on the development of STS.

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

COG ACCL0431 – Results

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

We generated a net loss of approximately $2.4 million for the six months ended June 30, 2017 and a net loss of $1.1 million for the six months ended June 30, 2016 (inclusive of a non-cash loss on derivatives of $0.16 million and $0.03 million non-cash gain on derivatives for the six months ended June 30, 2017 and 2016, respectively). As of June 30, 2017, our accumulated deficit was approximately $116.7 million ($114.3 million at December 31, 2016).

We believe that our cash and cash equivalents as of June 30, 2017, which totaled $10.2 million, will be sufficient to meet our cash requirements through and beyond current fiscal year. Because of our limited financial resources, we have postponed or terminated many of our previously planned or ongoing clinical development programs. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, there is uncertainty of our ability to continue as a going concern. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down our operations.

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

Results of Operations

Three months ended June 30, 2017 versus three months ended June 30, 2016:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2017%		June 30, 2016%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	333	23%	139	20%	194
General and administration	1,146	77%	568	80%	578
Total operating expenses	1,479	100%	707	100%	772

Loss from operations	(1,479)		(707)		(772)

Unrealized loss on derivatives	(120)		(17)		(103)
Other loss	(4)		(3)		(1)
Interest income and other	5		3		2
Net loss and total comprehensive loss	$(1,598)		$(724)		$(874)

Research and development expenses increased for the three months ended June 30, 2017 over the same period in 2016 as the Company increased expenditures on STS development. This increase relates primarily to drug manufacturing activities and preparations for registration pending a favorable release of the SIOPEL 6 results expected in late 2017.

General and administrative expenses increased over same period in 2016. This was primarily a result of the increase in non-cash equity compensation expenses for employees compared with the same period in 2016.

The Company recorded an unrealized loss on derivatives of $120 in the three months ended June 30, 2017 compared to a loss of $17 for the same three months ended in 2016. In the past, the derivative warrant liability was significant and had the ability to produce large swings in non-cash gains and losses in any given period, depending upon market conditions. The remaining derivative liability on the balance sheet is associated with the Company’s Canadian denominated options. Although, there are very few derivative options remaining on the books of the Company, the recent surge in share price has had a noticeable effect on the value of these derivatives. These option derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These options will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these options is estimated using the Black-Scholes option-pricing model.

Our results of operations for the six months ended June 30, 2017 versus six months ended June 30, 2016 were as follows:

	Six Months		Six Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2017%		June 30, 2016%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	558	25%	186	16%	372
General and administration	1,692	75%	975	84%	717
Total operating expenses	2,250	100%	1,161	100%	1,089

Loss from operations	(2,250)		(1,161)		(1,089)

Unrealized (loss)/gain on derivatives	(157)		26		(183)
Other loss	(5)		(12)		7
Interest income and other	8		3		5
Net loss and total comprehensive loss	$(2,404)		$(1,144)		$(1,260)

Total research and development expenses were up by $372 for the six months ended June 30, 2017 over the same period in 2016. This increase relates primarily to drug manufacturing activities and preparations for registration batches pending a favorable release of the SIOPEL 6 results expected in late 2017. General and administrative costs increased over the prior year in the same period due to the issuance of equity based compensation.

Changes in the valuation of derivative liabilities are primarily driven by volatility in the Company’s share price. Since February of 2017, the Company’s share price has increased. This has caused a significant fluctuation in the value of the derivative liabilities on our books. The result has been a 183 increase in non-cash loss on derivative valuation for the six-months ended June 30, 2017 over the same period in 2016.

Quarterly Information

The following table presents selected condensed financial data for quarters through June 30, 2017, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic Net Loss per Common Share	Diluted Net Loss per Common Share
March 31, 2017	(806)	(0.06)	(0.06)
June 30, 2017	(1,598)	(0.11)	(0.11)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	June 30, 2017	December 31, 2016
Cash and cash equivalents	$10,232	$3,926
Other current assets	27	46
Current liabilities excluding derivative liabilities	390	369
Derivative liabilities	190	33
Working capital(1)	9,869	3,603
(1) [Current assets – current liabilities excluding derivative liability]
Selected equity:
Common stock	82,277	74,515
Accumulated deficit	(116,726)	(114,322)
Stockholders’ equity	9,679	3,570

Cash and cash equivalents were $10,232 at June 30, 2017 and $3,926 at December 31, 2016. The increase in cash and cash equivalents between June 30, 2017 and December 31, 2016 is primarily due to cash received from the exercise of various warrants and options and the completion of an equity financing in May 2017. These increases in cash were offset by cash spent on research and development and general and administrative activities. The Company received $7,571 net of issuance costs from the equity financing and $98 from the exercise of options. The Company issued a total of 1,986 shares as a result of these activities.

The following table illustrates a summary of cash flow data for the three and six-month periods of June 30, 2017 and 2016:

Dollar and shares in thousands	Three Months Ended June 30,		Six Months Ended June 30,
Selected cash flow data:	2017	2016	2017	2016
Net cash used in operating activities	(688)	(470)	(1,363)	(969)
Net cash provided by investing activities	-	-	-	-
Net cash provided by financing activities	7,669	5,006	7,669	5,108
Increase in cash and cash equivalents	6,981	4,536	6,306	4,139

Net cash used in operating activities for the three months ended June 30, 2017 was $688, as compared to $470 during the same period in 2016. This increase in cash outlays relates to ongoing STS Phase III trial costs and product development. Net cash provided by financing activities for the three months ended June 30, 2017 was $7,669 compared to $5,006 for the three months ended June 30, 2016. The $7,669 of net financing cash represents $7,571 net proceeds from the receipt of equity financing and $98 from the exercise of an options to purchase 86 common shares. For the same three-month period in 2016, the Company received $5,000 in cash from the receipt of equity financing and $6 as a result of the exercise of 4 options. Total increase in cash and cash equivalents was $6,981 for the three months ended June 30, 2017 as opposed to an increase of $4,536 over the same period in 2016.

Net cash used in operating activities for the six-months ended June 30, 2017 was $1,363, as compared to $969 during the same period in 2016. This increase is due to increased cash outlays incurred from research and development in addition to increased general and administrative costs associated with the Company’s ongoing development of its product and strategic initiatives designed to further develop new markets and partnering opportunities. Net cash provided by financing activities for the six-months ended June 30, 2017 was $7,669 compared to $5,108 for the six-months ended June 30, 2016. The $7,669 includes $7,571 net proceeds from the receipt of equity financing and $98 in cash representing the exercise of 86 options being exercised. Total increase in cash and cash equivalents was $6,306 for the six-months ended June 30, 2017 which is an increase of $2,167 over the same period in 2016.

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

We had cash and cash equivalents of approximately $10.23 million as of June 30, 2017.

Outstanding Share Information

The outstanding share data for our company as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

	June 30, 2017	December 31, 2016	Change
Common shares	15,629	13,643	1,986
Warrants	1,383	1,383	-
Stock options	2,641	2,427	214
Total	19,653	17,453	2,200

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2017, we had approximately $10.23 million in cash accounts. We have not experienced any loss or write down of our money market investments since inception.

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

Research and development expenses for the three months ended June 30, 2017 and 2016 were $333 and $139, respectively and for the six months then ended, $558 and $186 respectively. The Company has increased its research and development expenses related to STS as the Company focusses on drug manufacturing activities related to the preparation for registration batches pending favorable release of the study results from SIOPEL 6 in late 2017.

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

At June 30, 2017, we had $10.11 million in money market investments as compared to $4.85 million at June 30, 2016; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At June 30, 2017, the Company held approximately 88 thousand Canadian dollars (67 thousand as presented to U.S. dollars). At December 31, 2016, the company held approximately 68 thousand Canadian dollars (51 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at June 30, 2017 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls.

These material weaknesses did not result in any material misstatements to the financial statements. However, these material weaknesses could result in misstatement of the aforementioned account balances or disclosures that would result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.

To finance our continuing operations, we will need to raise additional funds beyond those from our most recent private placement in June 2017 and, as disclosed elsewhere in this report, there remains substantial doubt in our ability to continue as a going concern and the failure to obtain such funds might require us to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down our operations. If we are able to secure such additional financing, we anticipate hiring additional personnel with appropriate technical accounting knowledge, experience, and training in the application of U.S. GAAP to supplement our current accounting staff.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 29, 2017 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, Item 1A – Risk Factors.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

Item 2. Recent Sales of Unregistered Securities.

The following table details grants of stock options to various contractors, officers and directors of the Company for the period ended June 30, 2017:

Date of Option Grant	Number of Options Granted	Strike Price $USD
April 3, 2017	10,000	$3.10
May 17, 2017	40,000	$3.67
June 27, 2017(1)	250,000	$5.10

The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD denominated grants and are each exercisable for a period of 7 years from the grant date.

(1)         On June 27, 2017, the Company issued 165 options to various employees. The conditions of these grants state that 1/3 of the options granted shall vest on June 27, 2018 (the “Vesting Commencement Date”). The remainder of the options granted, shall vest evenly over 24 months beginning from the Vesting Commencement Date, such that all options have vested 36 months after issue. Expense for grants to employees shall be calculated as of the grant date and recognized straight line over the vesting period. The employee options were valued at the date of issuance using the Black-Scholes option pricing model using the following assumptions: Expected dividend rate, 0.00%; Risk free rate, 2.04%; Expected volatility, 165%; Expected life, 7. Expense for these options are being recognized evenly, each quarter over the vesting period.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2017 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 14, 2017	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 14, 2017	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

