Form 10-Q
period 2017-09-30
FENNEC PHARMACEUTICALS INC.
filed 2017-11-13
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As November 13, 2017, there were 15,869,978 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	September 30, 2017	December 31,
	(unaudited)	2016

Assets

Current assets:
Cash and cash equivalents	$9,688	$3,926
Prepaid expenses	198	43
Other current assets	2	3
Total assets	$9,888	$3,972

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$492	$244
Accrued liabilities	165	125
Derivative instruments (Note 4)	373	33
Total current liabilities	1,030	402

Total liabilities	1,030	402

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 15,857 shares issued and outstanding (2016-13,643)	83,062	74,515
Additional paid-in capital	43,631	42,134
Accumulated deficit	(119,078)	(114,322)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	8,858	3,570
Total liabilities and stockholders’ equity	$9,888	$3,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	492	112	1,050	298
General and administrative	1,694	452	3,386	1,427

Loss from operations	(2,186)	(564)	(4,436)	(1,725)

Other (expense) income :
Unrealized (loss)/gain on derivatives (Note 4)	(183)	19	(340)	45
Sale of Eniluracil	-	40	-	40
Other gain/(loss)	1	-	(4)	(12)
Interest income and other	16	3	24	6
Total other (expense)/income, net	(166)	62	(320)	79

Net loss	$(2,352)	$(502)	$(4,756)	$(1,646)

Basic net loss per common share	$(0.15)	$(0.04)	$0.32	$(0.13)
Diluted net loss per common share	$(0.15)	$(0.04)	$0.32	$(0.13)
Weighted-average number of common shares outstanding, basic	15,740	13,643	14,533	12,469
Weighted-average number of common shares outstanding, diluted	15,740	13,643	14,533	12,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Cash flows used in:
Operating activities:
Net loss	$(2,352)	$(502)	$(4,756)	$(1,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss/(gain) on derivative	183	(19)	340	(45)
Stock-based compensation - contractors	210	28	552	58
Stock-based compensation - employees	907	41	1,409	152
Changes in operating assets and liabilities:
Prepaid assets	(177)	(23)	(155)	35
Other current assets	4	3	1	(1)
Accounts payable	196	(110)	248	(62)
Accrued liabilities	71	38	40	(4)

Net cash used in operating activities	(958)	(544)	(2,321)	(1,513)

Financing activities:
Options and warrants exercised	383	-	512	108
Private placement	31	-	7,571	5,000

Net cash provided by financing activities	414	-	8,083	5,108

Increase in cash and cash equivalents	(544)	(544)	5,762	3,595
Cash and cash equivalents - Beginning of period	10,232	5,081	3,926	942
Cash and cash equivalents - End of period	$9,688	$4,537	$9,688	$4,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 6)	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2016	13,643	74,515	42,134	(114,322)	1,243	3,570
Stock options issued to employees	-	-	41	-	-	41
Stock options issued to contractors	-	-	56	-	-	56
Net loss	-	-	-	(806)	-	(806)
Balance at March 31, 2017	13,643	74,515	42,231	(115,128)	1,243	2,861
Stock options issued to employees	-	-	461	-	-	461
Stock options issued to contractors	-	-	286	-	-	286
Exercise of stock options	86	191	(93)	-	-	98
Rights offering	1,900	7,571	-	-	-	7,571
Net loss	-	-	-	(1,598)	-	(1,598)
Balance at June 30, 2017	15,629	82,277	42,885	(116,726)	1,243	9,679
Stock options issued to employees	-	-	907	-	-	907
Stock options issued to contractors	-	-	210	-	-	210
Exercise of stock options	207	743	(360)	-	-	383
Exercise of warrants	21	42	(11)	-	-	31
Net loss	-	-	-	(2,352)	-	(2,352)
Balance at September 30, 2017	15,857	83,062	43,631	(119,078)	1,243	8,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Nature of Business and Going Concern

Fennec Pharmaceuticals Inc. (“Fennec”) is a British Columbia corporation. Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Fennec Pharmaceuticals, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a biopharmaceutical company focused on the development of PEDMARKTM (a unique formulation of Sodium Thiosulfate (“STS”)) for the prevention of ototoxicity from cisplatin in pediatric patients. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

During the nine months ended September 30, 2017, the Company incurred a loss from operations of $4,436. At September 30, 2017, it had an accumulated deficit of $119,078 and had experienced negative cash flows from operating activities during the nine months ended September 30, 2017 in the amount of $2,321.

These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, the use of accounting principles applicable to a going concern may not be appropriate. The Company will need to obtain additional funding in the future in order to finance the Company’s business strategy, operations and growth through the issuance of equity, debt or business combinations. If the Company fails to arrange for sufficient capital on a timely basis, the Company may be required to curtail its business activities until it can obtain adequate financing. However, as of September 30, 2017, we had cash and cash equivalents of $9,688 and believe that our cash resources will be sufficient to meet our cash requirements through and beyond current fiscal year.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at September 30, 2017 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended September 30, 2017 included estimates necessary to value derivative instruments, disclosed in Note 4.

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

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. The Company currently does not have any revenue and therefore does not expect this update will have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting guidance related to leases. These changes, which are designed to increase transparency and comparability among organizations for both lessees and lessors, include, among other things, requiring recognition of lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2019, although early adoption is permitted. The Company has not yet completed its assessment of the impact that adoption of this guidance will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this ASU as of January 1, 2017. There has been no impact to the financial statements

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2017, the Company had $9,688 in cash and money market accounts ($3,926 at December 31, 2016). At September 30, 2017, the Company held $440 in cash of which $282 (as presented in US dollars) was in Canadian dollars ($51 at December 31, 2016 as presented in US dollars). At September 30, 2017, the Company held $9,248 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net (loss)	$(2,352)	$(502)	$(4,756)	$(1,646)

Denominator:
Weighted-average common shares, basic	15,740	13,643	14,533	12,469

Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Incremental dilutive shares	-	-	-	-

Weighted-average common shares, dilutive	15,740	13,643	14,533	12,469

Net (loss) per share, basic and diluted	$(0.15)	$(0.04)	$(0.32)	$(0.13)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	2,361	2,422	2,361	2,422
Warrants to purchase common stock	1,362	1,749	1,362	1,749

4.	Derivative Instruments

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

These options have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date until they are exercised, forfeited or expire. Any change in value between reporting periods will be recorded as unrealized gain/(loss). The fair value of these warrants and options is estimated using the Black-Scholes option-pricing model using the following assumptions for the current balance sheet date: expected dividend 0%; risk-free interest rate 0.76%; expected volatility between 97% - 100%; and an expected life between 0.5 – 0.63 years.

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three and nine month period ended September 30, 2017 and 2016 are summarized in the table below. There is no cash flow impact for these derivatives until the warrants and/or options are exercised. If these warrants or options are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain/(Loss) on Derivative Instruments	2017	2016	2017	2016
Derivatives expired March 29, 2016	$-	$-	$-	$41
Options to contractors	(183)	19	(340)	4
Gain/(loss) on Derivative Instruments	$(183)	$19	$(340)	$45

The table below summarizes Canadian dollar denominated contractor option activity, during the interim period:

Contractor Options in $CAD	Three Month Period	Nine Month Period	Weighted-Average
Options in Thousands	Ending September 30, 2017		Exercise Price
Opening balance	39	40	$1.81
Exercised	-	(1)	2.05
Forfeited	-	-	-
Expired	-	-	-
Ending balance	39	39	$1.80

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. During the three and nine month period ended September 30, 2017, there was an exercise of 1 Canadian denominated option being treated as a derivative liability. This exercise resulted in $2 gross proceeds to the Company.

5.	NASDAQ Listing

On September 13, 2017, the Company began trading its common shares on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “FENC”. Prior to the Nasdaq listing, the Company had been trading on the OTCB Marketplace (the “OTCQB”) since January of 2009 under the ticker symbol “FENCF”.

6.	Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no par common stock.

Warrants to Purchase Common Stock

The Company has warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.55 and a weighted average remaining life of 1.15 years. During the quarter ended September 30, 2017, there were 21 warrants exercised resulting in gross proceeds to the Company of $31.

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at September 30, 2017	$USD	Expiration Date
Investor warrants	1,312	$1.50 USD	November 22, 2018
Investor warrants	50	$3.00 USD	February 2, 2019
Total	1,362

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 3,964 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Contractor options expense recognized	$210	$9	$552	$9
Employee options expense recognized	907	41	1,409	152
Total option expense recognized	$1,117	$50	$1,961	$161

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option activity

The following is a summary of option activity for each of the quarterly periods in fiscal year 2017 for stock options denominated in US dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2016	1,428	1.93
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2017	1,428	1.93
Granted	300	4.84
Exercised	(50)	0.64
Forfeited	-	-
Outstanding at June 30, 2017	1,678	2.48
Granted	21	6.72
Exercised	(72)	1.69
Forfeited	(3)	2.79
Outstanding at September 30, 2017	1,624	2.57

During the three and nine month periods ended September 30, 2017, US denominated option exercises provided gross proceeds of $121 and $153, respectively. US denominated option exercises during the three and nine month periods ended September 30, 2017, resulted in the issuance of 72 and 122 common shares, respectively. Of the 1,624 options granted and outstanding at September 30, 2017, 1,348 are fully vested and exercisable.

The following is a summary of option activity for the three and nine months ended September 30, 2017 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2016	999	2.38
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2017	999	2.38
Exercised	(36)	2.42
Forfeited	-	-
Outstanding at June 30, 2017	963	2.37
Exercised	(135)	2.43
Forfeited	(91)	2.40
Outstanding at September 30, 2017	737	2.36

For the nine months ended September 30, 2017, there was no issuance activity related to Canadian dollar denominated options. During the three months ended September 30, 2017, there were exercises of 135 Canadian denominated options which resulted in gross proceeds of CAD$329 ($261 as presented in US dollars). During the nine months ended September 30, 2017, there were exercises of 171 Canadian denominated options (1 treated as a derivative, 170 as non-derivative). These exercises resulted in gross proceeds of CAD$416 ($326 as presented in US dollars). During the same three and nine month periods ended 2016, Canadian denominated option activity consisted of 324 forfeitures. As of September 30, 2017, all outstanding options denominated in Canadian dollars were fully vested.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below: The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were 21 options issued during the three months ended September 30, 2017, (285 for the same period in 2016). Assumptions for the valuation of the option grants are described in the table below:

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

	Three Months Ended September 30,
Black-Scholes Model Assumptions	2017	2016
Expected dividend	0.00%	0.00%
Risk free rate	2.04%	1.27%
Expected volatility	162%	136%
Expected life	7 years	7 years

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at September 30, 2017
Assets/Liabilities Measured at Fair Value on a Recurring Basis	Quoted Price in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$440	(1)	$9,248	$-	$9,688
Liabilities
Derivative liabilities	-		-	373	373

(1)	The Company held $440 in cash of which $282 (as presented in US dollars) was in Canadian funds.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Executive Severance

In the event of his termination with us other than for cause, the Company will pay its Chief Executive Officer, Rostislav Raykov, a one-time severance compensation payment equal to 12 months of salary (currently $275). Further, the Company will pay Chief Financial Officer, Robert Andrade, a one-time severance compensation equal to six-months salary (currently $100).

Leases

The Company has an operating lease in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had rent expense of $1 during the quarter ended September 30, 2017 and $3 for the nine months ended September 30, 2017.

9.	Subsequent events

Registration of Certain Common Shares and Warrants (S-3 & S-8)

On October 24, 2017, the Company filed a S-3 registration of common shares, pursuant to which the Company may offer from time to time, shares of our common stock having an aggregate offering price of up to $90.0 million. Under the Sales Agreement, the Company may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NASDAQ, on any other existing trading market for our common stock or to or through a market maker. The S-3 registration became effective on November 3, 2016. As of the date of this filing, there have been no such sales.

On October 24, 2017, the Company filed a S-8 registering its 2,631 outstanding options. The S-8 registration became effective upon filing.

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

Overview

Lead Product Candidate

The following is our only lead product candidate in the clinical stage of development:

•	PEDMARKTM (a unique formulation of sodium thiosulfate (STS)) – a water soluble thiol compound that acts as a chemical reducing agent, recently completed patient enrollment of two Phase III clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children.

We continue to focus the Company’s resources on the development of PEDMARKTM.

We have licensed from Oregon Health & Science University (“OHSU”) intellectual property rights for the use of PEDMARKTM as a chemoprotectant, and are developing PEDMARKTM as a protectant against the hearing loss often caused by platinum-based anti-cancer agents in children. Preclinical and clinical studies conducted by OHSU and others have indicated that PEDMARKTM can effectively reduce the incidence of hearing loss caused by platinum-based anti-cancer agents. We have received Orphan Drug Designation in the United States for the use of PEDMARKTM in the prevention of platinum-induced ototoxicity in pediatric patients.

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

Investigators at OHSU have conducted Phase I and Phase II studies which have shown that STS reduces the hearing loss associated with platinum-based chemotherapy. In one study at OHSU, the need for hearing aids to correct high frequency hearing loss was reduced from about 50% to less than 5%.

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

In 2018, Fennec plans to pursue regulatory approval for PEDMARKTM based on the data from SIOPEL 6 study along with the proof of principle data from COG ACCL0431. STS has received Orphan Drug Designation in the US in this setting and plans to pursue European Market Exclusivity for Pediatric Use upon approval.

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

The study was initiated in October 2007 initially in the United Kingdom and completed enrollment at the end of 2014, 52 sites from 11 countries enrolled 109 evaluable patients. Under the terms of our agreement, SIOPEL will conduct and fund all clinical activities and Fennec will provide drug, drug distribution and pharmacovigilance, or safety monitoring, for the study was completed in December 2014 and the results of the trial were released in October 2017 at SIOP 2017.

The primary objectives of SIOPEL 6 are:

•	To assess the efficacy of STS to reduce the hearing impairment caused by cisplatin
•	To carefully monitor any potential impact of STS on response to cisplatin and survival

SIOPEL 6 - Results - October 2017

Background / Objectives:

Background: Bilateral high-frequency hearing loss is a serious permanent side-effect of cisplatin therapy; particularly debilitating when occurring in young children. STS has been shown to reduce cisplatin induced hearing loss. SIOPEL 6 is a phase III randomised trial to assess the efficacy of STS in reducing ototoxicity in young children treated with cisplatin (Cis) for SR-HB.

Design / Methods:

Methods: Newly diagnosed patients with SR-HB, defined as tumour limited to PRETEXT I, II or III, no portal or hepatic vein involvement, no intra-abdominal extrahepatic disease, AFP >100ng/ml and no metastases, were randomised to Cis or Cis+STS for 4 preoperative and 2 postoperative courses. Cisplatin 80mg/m2 was administered over 6 hours, STS 20g/m2 was administered intravenously over 15 minutes exactly 6 hours after stopping cisplatin.  Tumour response was assessed after 2 and 4 preoperative cycles with serum AFP and liver imaging. In case of progressive disease (PD), STS was to be stopped and doxorubicin 60mg/m2 combined to cisplatin.  The primary endpoint is centrally reviewed absolute hearing threshold, at the age of ≥3.5 years by pure tone audiometry.

Results:

Results: One hundred and nine randomised patients (52 Cis and 57 Cis+STS) are evaluable. The combination of Cis+STS was generally well tolerated. With a follow up of 52months, 3yr EFS is Cis 78.8% and Cis+STS 82.1% 3yr OS is Cis 92.3% and Cis+STS 98.2%. Treatment failure defined as PD at 4 cycles was equivalent in both arms. Among the first 99 evaluable patients, hearing loss occurred in 30/45=67.0% under Cis and in 20/54=37.0% under Cis+STS, corresponding to a relative risk of 0.56(P=0.0033).

Conclusions:

This randomised phase III trial in SR-HB of cisplatin versus cisplatin plus sodium thiosulfate shows that the addition of sodium thiosulfate significantly reduces the incidence of cisplatin-induced hearing loss without any evidence of tumour protection.

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

The proportion of subjects with hearing loss assessed at 4 weeks post the final cisplatin dose (primary endpoint)..

•	The proportion of hearing loss for STS vs. Control was 28.6% (14/49) vs. 56.4% (31/55), respectively (p=0.004).
•	In a predefined subgroup of patients less than 5 years old with 29 eligible subjects: STS vs. Control was 21.4% (3/14) vs. 73.3% (11/15), respectively (p=0.005)

Conclusions:

•	STS protects against cisplatin-induced hearing loss in children across a heterogeneous range of tumor types with even stronger efficacy in the protocol predefined subgroup of patients under five years old and is not associated with serious adverse events attributed to its use.

Capital Funding

We have not received and do not expect to have significant revenues from our product candidate until we are either able to sell our product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.

We generated a net loss of approximately $4.8 million for the nine months ended September 30, 2017 and a net loss of $1.6 million for the nine months ended September 30, 2016 (inclusive of a non-cash loss on derivatives of $0.34 million and $0.05 million non-cash gain on derivatives for the nine months ended September 30, 2017 and 2016, respectively). As of September 30, 2017, our accumulated deficit was approximately $119.1 million ($114.3 million at December 31, 2016).

We believe that our cash and cash equivalents as of September 30, 2017, which totaled $9.7 million, will be sufficient to meet our cash requirements through and beyond current fiscal year. Because of our limited financial resources, we have postponed or terminated many of our previously planned or ongoing clinical development programs. We continue to pursue various strategic alternatives, including collaborations with other pharmaceutical and biotechnology companies. As a result, there is uncertainty of our ability to continue as a going concern. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we will need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down our operations.

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

Use of Proceeds

On September 18, 2017, the Company’s registration statement on Form S-1 (File No. 333-219884) was declared effective, pursuant to which the Company registered the sale of 11,943,214 shares of common shares, including 1,383,331 shares issuable upon the exercise of outstanding warrants, all of which were to be sold by selling stockholders. All of the shares are to be sold by selling stockholders at prevailing market prices or privately negotiated prices. We did not receive any proceeds from the sale of securities by the selling stockholders. However, upon any exercise of the warrants we will receive the exercise price of the warrants.

Results of Operations

Three months ended September 30, 2017 versus three months ended September 30, 2016:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2017%		September 30, 2016%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	492	23%	112	20%	380
General and administration	1,694	77%	452	80%	1,242
Total operating expenses	2,186	100%	564	100%	1,622

Loss from operations	(2,186)		(564)		(1,622)

Unrealized (loss)/gain on derivatives	(183)		19		(202)
Sale of Eniluracil	-		40		(40)
Other gain	1		-		1
Interest income and other	16		3		13
Net loss and total comprehensive loss	$(2,352)		$(502)		$(1,850)

Research and development expenses increased for the three months ended September 30, 2017 over the same period in 2016 as the Company increased expenditures on PEDMARKTM development. This increase relates primarily to drug manufacturing activities and preparations for registration activities.

General and administrative expenses increased over same period in 2016. The increase was primarily a result of the increase in non-cash equity compensation expenses for employees compared with the same period in 2016.

The Company recorded an unrealized loss on derivatives of $183 in the three months ended September 30, 2017 compared to a gain of $19 for the same three months ended in 2016. In the past, the derivative warrant liability was significant and had the ability to produce large swings in non-cash gains and losses in any given period, depending upon market conditions. The remaining derivative liability on the balance sheet is associated with the Company’s Canadian denominated options. Although, there are very few derivative options remaining on the books of the Company, the recent surge in share price has had a noticeable effect on the value of these derivatives. These option derivatives have been recorded at their fair value as a liability at issuance and will continue to be re-measured at fair value as a liability at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as an unrealized gain/(loss). These options will continue to be reported as a liability until such time as they are exercised or expire. The fair value of these options is estimated using the Black-Scholes option-pricing model.

Our results of operations for the nine months ended September 30, 2017 versus nine months ended September 30, 2016 were as follows:

	Nine Months		Nine Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2017%		September 30, 2016%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	1,050	24%	298	17%	752
General and administration	3,386	76%	1,427	83%	1,959
Total operating expenses	4,436	100%	1,725	100%	2,711

Loss from operations	(4,436)		(1,725)		(2,711)

Unrealized (loss)/gain on derivatives	(340)		45		(385)
Sale of Eniluracil	-		40		(40)
Other loss	(4)		(12)		8
Interest income and other	24		6		18
Net loss and total comprehensive loss	$(4,756)		$(1,646)		$(3,070)

Total research and development expenses were up by $752 for the nine months ended September 30, 2017 over the same period in 2016. This increase relates primarily to drug manufacturing activities and preparations for registration batches. General and administrative costs increased over the prior year in the same period primarily due to the issuance of equity based compensation.

Changes in the valuation of derivative liabilities are primarily driven by volatility in the Company’s share price. Since February of 2017, the Company’s share price has increased. This has caused a significant fluctuation in the value of the derivative liabilities on our books. The result has been a 385 increase in non-cash loss on derivative valuation for the nine months ended September 30, 2017 over the same period in 2016.

Quarterly Information

The following table presents selected condensed financial data for quarters through September 30, 2017, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic Net Loss per Common Share	Diluted Net Loss per Common Share
March 31, 2017	(806)	(0.06)	(0.06)
June 30, 2017	(1,598)	(0.11)	(0.11)
September 30, 2017	(2,352)	(0.15)	(0.15)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	September 30, 2017	December 31, 2016
Cash and cash equivalents	$9,688	$3,926
Other current assets	200	46
Current liabilities excluding derivative liabilities	657	369
Derivative liabilities	373	33
Working capital(1)	9,231	3,603
(1) [Current assets – current liabilities excluding derivative liability]
Selected equity:
Common stock	83,062	74,515
Accumulated deficit	(119,078)	(114,322)
Stockholders’ equity	8,858	3,570

Cash and cash equivalents were $9,688 at September 30, 2017 and $3,926 at December 31, 2016. The increase in cash and cash equivalents between September 30, 2017 and December 31, 2016 is primarily due to cash received from the exercise of various warrants and options and the completion of an equity financing in May 2017. These increases in cash were offset by cash spent on research and development and general and administrative activities. The Company received $7,571 net of issuance costs from the equity financing and $512 from the exercise of options and warrants. The Company issued a total of 2,214 shares as a result of these activities.

The following table illustrates a summary of cash flow data for the three and nine month periods of September 30, 2017 and 2016:

Dollar and shares in thousands Selected cash flow data:	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Net cash used in operating activities	$(958)	$(544)	$(2,321)	$(1,513)
Net cash provided by investing activities	-	-	-	-
Net cash provided by financing activities	414	-	8,083	5,108
Increase in cash and cash equivalents	$(544)	$(544)	$5,762	$3,595

Net cash used in operating activities for the three months ended September 30, 2017 was $958, as compared to $544 during the same period in 2016. This increase in cash outlays relates the preparation of registration including manufacturing of registration batches. Net cash provided by financing activities for the three months ended September 30, 2017 was $414 compared to $0 for the three months ended September 30, 2016. The $414 provided by financing activities, derived from the exercise of 207 options and 21 warrants. For the same three-month period in 2016, there was no cash resulting from financing activities. Total decrease in cash and cash equivalents was $544 for the three months ended September 30, 2017, and for the same period in 2016.

Net cash used in operating activities for the nine months ended September 30, 2017 was $2,321, as compared to $1,513 during the same period in 2016. This increase is due to increased cash outlays incurred from research and development in addition to increased general and administrative costs associated with the Company’s preparation for registration. Net cash provided by financing activities for the nine months ended September 30, 2017 was $8,083 compared to $5,108 for the nine months ended September 30, 2016. The $8,083 includes $7,571 net proceeds from the receipt of equity financing and $481 and $31 in cash representing the exercise of 293 options and 31 warrants, respectively. Total increase in cash and cash equivalents was $5,762 for the nine months ended September 30, 2017 which is an increase of $2,167 over the same period in 2016.

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

We had cash and cash equivalents of approximately $9.7 million as of September 30, 2017.

Outstanding Share Information

The outstanding share data for our company as of September 30, 2017 and December 31, 2016 was as follows (in thousands):

	September 30, 2017	December 31, 2016	Change
Common shares	15,857	13,643	2,214
Warrants	1,362	1,383	(21)
Stock options	2,361	2,427	(66)
Total	19,580	17,453	2,127

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2017, we had approximately $9.7 million in cash accounts. We have not experienced any loss or write down of our money market investments since inception.

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

Research and Development

Our research and development efforts have been focused on the development of PEDMARKTM since 2013.

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

Research and development expenses for the three months ended September 30, 2017 and 2016 were $492 and $112, respectively and for the nine months then ended, $1,050 and $298 respectively. The Company has increased its research and development expenses related to PEDMARKTM as a result of the Company drug manufacturing activities related to the preparation for registration batches.

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

At September 30, 2017, we had $9.2 million in money market investments as compared to $3.9 million at December 31, 2016; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At September 30, 2017, the Company held approximately 352 thousand Canadian dollars (282 thousand as presented to U.S. dollars). At December 31, 2016, the company held approximately 87 thousand Canadian dollars (66 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at September 30, 2017 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls.

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

(b)       Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities.

The following table details grants of stock options to various contractors, officers and directors of the Company for the period ended September 30, 2017:

Date of Option Grant	Number of Options Granted	Strike Price $USD
August 17, 2017	21,150	$6.72

The options were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The options were issued in USD denominated grants and are each exercisable for a period of 7 years from the grant date.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended September 30, 2017 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: November 13, 2017	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 13, 2017	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

