Form 10-Q
period 2018-03-31
FENNEC PHARMACEUTICALS INC.
filed 2018-05-14
CIK 1211583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____

Commission File Number: 001-32295

FENNEC PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	20-0442384
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

PO Box 13628, 68 TW Alexander Drive	27709
Research Triangle Park, North Carolina (Address of Principal Executive Offices)	(Zip Code)

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

As of May 14, 2018, there were 18,495,059 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	March 31, 2018	December 31,
	(unaudited)	2017

Assets

Current assets:
Cash and cash equivalents	$26,719	$28,260
Prepaid expenses	107	128
Other current assets	10	13
Total assets	$26,836	$28,401

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$1,033	$855
Accrued liabilities	140	622
Derivative instruments (Note 4)	-	167
Total current liabilities	1,173	1,644

Total liabilities	1,173	1,644

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 18,484 shares issued and outstanding (2017-18,411)	103,337	103,045
Additional paid-in capital	44,019	43,837
Accumulated deficit	(122,936)	(121,368)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	25,663	26,757
Total liabilities and stockholders’ equity	$26,836	$28,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Revenue	$-	$-

Operating expenses:
Research and development	689	225
General and administrative	1,102	546

Loss from operations	(1,791)	(771)

Other (expense) income :
Unrealized gain/(loss) on derivatives (Note 4)	167	(37)
Other (loss)	(3)	(1)
Interest income and other	59	3
Total other income/(expense), net	223	(35)

Net loss	$(1,568)	$(806)

Basic net loss per common share	$(0.09)	$(0.06)
Diluted net loss per common share	$(0.09)	$(0.06)
Weighted-average number of common shares outstanding, basic	18,430	13,643
Weighted-average number of common shares outstanding, diluted	18,430	13,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash flows used in:
Operating activities:
Net loss	$(1,568)	$(806)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain)/loss on derivative	(167)	37
Stock-based compensation - contractors	114	56
Stock-based compensation - employees	174	41
Changes in operating assets and liabilities:
Prepaid assets	21	11
Other current assets	3	(2)
Accounts payable	178	(19)
Accrued liabilities	(482)	7

Net cash used in operating activities	(1,727)	(675)

Financing activities:
Options and warrants exercised	186	-

Net cash provided by financing activities	186	-

Decrease in cash and cash equivalents	(1,541)	(675)
Cash and cash equivalents - Beginning of period	28,260	3,926
Cash and cash equivalents - End of period	$26,719	$3,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity
(U.S. dollars and shares in thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 6)	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2017	18,411	103,045	43,837	(121,368)	1,243	26,757
Stock options issued to employees	-	-	174	-	-	174
Stock options issued to contractors	-	-	114	-	-	114
Exercise of stock options	23	71	(35)	-	-	36
Exercise of warrants	50	221	(71)	-	-	150
Net loss	-	-	-	(1,568)	-	(1,568)
Balance at March 31, 2018	18,484	103,337	44,019	(122,936)	1,243	25,663

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

During the three months ended March 31, 2018, the Company incurred a loss from operations of $1,568. At March 31, 2018, it had an accumulated deficit of $122.9 million and had experienced negative cash flows from operating activities during the three months ended March 31, 2018 in the amount of $1,727.

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

The Company believes the aforementioned raises provide sufficient funding for the Company to carry-out its planned activities for the next twelve to fifteen months as it continues its strategic development of PEDMARKTM.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company's accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at March 31, 2018 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended March 31, 2018 included estimates necessary to value derivative instruments, disclosed in Note 4.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

New accounting pronouncements

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". The overarching purpose of ASU 2018-05 is to codify the guidance issued by the SEC related to income tax accounting implications due to the comprehensive U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act enacted on December 22, 2017 (the "Tax Reform Act"), as originally discussed within Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) within ASC 740, Income Taxes. SAB 118, and now ASC 740 provide a measurement period, which in no case should extend beyond one year from the Tax Reform Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Reform Act. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete, the company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a company cannot determine a provisional estimate to be included in the financial statements, the company should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Reform Act being enacted. The Company will continue to analyze the effects of the Tax Reform Act on its Condensed and Consolidated Financial Statements. Additional impacts from the enactment of the Tax Reform Act will be recorded as they are identified during the measurement period as provided for in SAB 118, which extends up to one year from the enactment date.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 is meant to clarify the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASU 2014-09, as defined below, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also added guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for our fiscal year ending December 31, 2018 and we are required to adopt ASU 2017-05 concurrent with the adoption of ASU 2014-09. The Company adopted ASU 2017-05 January 1, 2018. The Company concluded after evaluation, that the impact of ASU 2017-05 on our consolidated financial statements and disclosures will be de minimis.

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

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. In November 2017, the FASB issued ASU No. 2017-14, Revenue from Contracts with Customers (Topic 606): Income Statement- Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), which amends certain SEC paragraphs within the FASB Accounting Standards Codification. These standards had the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. The Company currently does not have any revenue and therefore this update does not have a significant impact on its consolidated financial statements.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting guidance related to leases. These changes, which are designed to increase transparency and comparability among organizations for both lessees and lessors, include, among other things, requiring recognition of lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2019, although early adoption is permitted. After completing an assessment of the impact of this ASU, the Company concluded the adoption of this guidance will have virtually no effect on its consolidated financial statements.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2018, the Company had $26,719 in cash and money market accounts ($28,260 at December 31, 2017). At March 31, 2018, the Company held $5,791 in cash of which $141 (as presented in US dollars) was in Canadian dollars ($255 at December 31, 2017 as presented in US dollars). At March 31, 2018, the Company held $20,928 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

	Three Months Ended March 31, 2018	2017
Numerator:
Net (loss)	$(1,568)	$(5806)

Denominator:
Weighted-average common shares, basic	18,430	13,643

Dilutive effect of stock options	-	-
Dilutive effect of warrants	-	-
Incremental dilutive shares	-	-

Weighted-average common shares, dilutive	18,430	13,643

Net (loss) per share, basic and diluted	$(0.09)	$(0.06)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	2,502	2,427
Warrants to purchase common stock	1,312	1,383

4.	Derivative Instruments

As of March 31, 2018, the Company no longer has outstanding derivative instruments. Prior to March 31, 2018, the Company had outstanding options denominated in Canadian dollars which were not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is United States dollars. Therefore, these options were treated as derivative financial instruments and recorded at their fair value as a liability. All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency, and are included in stockholders' equity.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

These options were recorded at their fair value as a liability at issuance and were re-measured at fair value as a liability at each subsequent balance sheet date until they were exercised, forfeited or expired. Any change in value between reporting periods was recorded as unrealized gain/(loss). The fair value of these options was estimated using the Black-Scholes option-pricing model.

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three month period ended March 31, 2018 and 2017 are summarized in the table below. There is no cash flow impact for these derivatives until the options are exercised. When the options are exercised, the Company receive the proceeds from the exercise at the current exchange rate at the time of exercise.

During the fiscal years ended December 31, 2011 and 2010, the Company issued 36 and 29, respectively, options to contractors with a Canadian dollar denominated strike price. Consequently, the Company had derivatives relating to these options since the strike price is denominated in a currency other than the US dollar functional currency of the Company. While there is an exception to this rule for employees in ASU 2010-13 "Compensation-Stock Compensation (Topic 718): Effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades", no such exception exists for contractors.

	Fair Value as of March 31,		Three Months Ended March 31,
Gain/(Loss) on Derivative Instruments	2018	2017	2018	2017
Options to contractors	$-	$71	$167	$(37)
Gain/(loss) on Derivative Instruments	$-	$71	$167	$(37)

The table below summarizes Canadian dollar denominated contractor option activity, during the interim period:

Contractor Options in $CAD	Three Month Period	Weighted-Average
Options in Thousands	Ending March 31, 2018	Exercise Price
Opening balance	19	$1.71
Exercised	19	1.71
Forfeited	-	-
Expired	-	-
Ending balance	-	$-

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. During the three-month period ended March 31, 2018, there was an exercise of 19 Canadian denominated option being treated as derivative liabilies. This exercise resulted in $26 gross proceeds to the Company.

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

Warrants to Purchase Common Stock

The Company has warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.50 and a weighted average remaining life of 0.65 years. During the quarter ended March 31, 2018, there were 50 warrants exercised resulting in gross proceeds to the Company of $150.

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at March 31, 2018	$USD	Expiration Date
Investor warrants	1,312	$1.50 USD	November 22, 2018
Total	1,312

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 4,621 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three period ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Contractor options expense recognized	$114	$56
Employee options expense recognized	174	41
Total option expense recognized	$288	$97

Stock option activity

The following is a summary of option activity for each of the quarterly periods in fiscal year 2017 for stock options denominated in US dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2017	1,603	2.70
Granted	210	8.38
Exercised	(4)	2.79
Forfeited	-	-
Outstanding at March 31, 2018	1,809	3.36

During the three month period ended March 31, 2018, US denominated option exercises provided gross proceeds of $9. US denominated option exercises during the three month period ended March 31, 2018, resulted in the issuance of 4 common shares. Of the 1,809 options granted and outstanding at March 31, 2018, 1,441 are fully vested and exercisable.

The following is a summary of option activity for the three months ended March 31, 2018 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2017	712	2.38
Exercised	(19)	1.32
Forfeited	-	-
Outstanding at March 31, 2018	693	1.86

For the three months ended March 31, 2018, there was no issuance activity related to Canadian dollar denominated options. During the three months ended March 31, 2018, there were exercises of 19 Canadian denominated options which resulted in gross proceeds of CAD$34 ($26 as presented in US dollars). As of March 31, 2018, all 693 outstanding options denominated in Canadian dollars were fully vested.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below: The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were 210 options issued during the three months ended March 31, 2018, (0 for the same period in 2017). Assumptions for the valuation of the option grants are described in the table below:

Three Months Ended
Black-Scholes Model Assumptions	March 31, 2018
Expected dividend	0.00%
Risk free rate	2.70%
Expected volatility	389%
Expected life	7 years

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

7.	Fair Value Measurements

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at March 31, 2018
Assets/Liabilities Measured at Fair Value on a Recurring Basis	Quoted Price in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Assets
Cash and cash equivalents	$5,791	(1)	$20,928	$-	$26,719

(1)	The Company held $5,791 in cash of which $141 (as presented in US dollars) was in Canadian funds.

8.	Commitments and Contingencies

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

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment of $350,000. In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment of $125,000.

Leases

The Company has an operating lease in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had rent expense of $1 during the quarter ended March 31, 2018.

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

Lead Product CandidatePEDMARKTM

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

The Company estimates in the U.S. and Europe there is over 10,000 children that may receive platinum based chemotherapy.  the incidence of hearing loss in these children depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children at critical stages of development lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

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

In 2018, Fennec plans to pursue regulatory approval for PEDMARKTM based on the data from SIOPEL 6 study along with the proof of principle data from COG ACCL0431. In March 2018, PEDMARKTM received Breakthrough Therapy and Fast Track designations from the FDA. Further, STS has received Orphan Drug Designation in the US in this setting and plans to pursue European Market Exclusivity for Pediatric Use upon approval.

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

126 eligible subjects were enrolled with germ cell tumor (32), osteosarcoma (3029), neuroblastoma (26), medulloblastoma/pnet (26), hepatoblastoma (7) or other (5). Of these, 104 subjects (64 male and 29 <5 years old) were evaluable for the primary endpoint.

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

We generated a net loss of approximately $1.6 million for the three months ended March 31, 2018 and a net loss of $0.8 million for the three months ended March 31, 2017 (inclusive of a non-cash gain on derivatives of $0.17 million and $0.04 million non-cash loss on derivatives for the three months ended March 31, 2018 and 2017, respectively). As of March 31, 2018, our accumulated deficit was approximately $122.9 million ($121.4 million at December 31, 2017).

We believe that our cash and cash equivalents as of March 31, 2018, which totaled $26.7 million, will be sufficient to meet our cash requirements through the next 12 to fifteen months. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended March 31, 2018 versus three months ended March 31, 2017:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	March 31, 2018%		March 31, 2017%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	689	38%	225	29%	464
General and administration	1,102	62%	546	71%	556
Total operating expenses	1,791	100%	771	100%	1,020

Loss from operations	(1,791)		(771)		(1,020)

Unrealized (loss)/gain on derivatives	167		(37)		204
Other loss	(3)		(1)		(2)
Interest income and other	59		3		56
Net loss and total
comprehensive loss	$(1,568)		$(806)		$(762)

Research and development expenses increased for the three months ended March 31, 2018 over the same period in 2017 as the Company increased expenditures on PEDMARKTM development. This increase relates primarily to drug manufacturing activities and preparations for registration activities with the pending regulatory filings in 2018.

General and administrative expenses increased over same period in 2017. The overall increase was a result of increases in non-cash equity compensation, cash expenses for drug and patient advocacy, legal and consulting expenses, director payments, employee wages and benefits, and investor relations expenses as compared with the same period in 2017.

Interest income increased significantly associated with larger cash balances. The Company recorded a non-cash gain on derivatives of $167 in the three months ended March 31, 2018 compared to a non-cash loss of $37 for the same three months ended in 2017. As of March 31, 2018, the Company no longer has derivative instruments on its books.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through March 31, 2018, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic Net Loss per Common Share	Diluted Net Loss per Common Share
June 30, 2016	(724)	(0.06)	(0.06)
September 31, 2016	(502)	(0.04)	(0.04)
December 31, 2016	(1,143)	(0.08)	(0.08)
March 31, 2017	(806)	(0.06)	(0.06)
June 30, 2017	(1,598)	(0.11)	(0.11)
September 31, 2017	(2,352)	(0.15)	(0.15)
December 31, 2017	(2290)	(0.15)	(0.15)
March 31, 2018	(1,568)	(0.09)	(0.09)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	March 31, 2018	December 31, 2017
Cash and cash equivalents	$26,719	$28,260
Other current assets	117	141
Current liabilities excluding derivative liabilities	1,173	1,477
Derivative liabilities	-	167
Working capital(1)	25,663	26,924
(1) [Current assets – current liabilities excluding derivative liability]
Selected equity:
Common stock	103,337	103,045
Accumulated deficit	(122,936)	(121,368)
Stockholders’ equity	25,663	26,757

Cash and cash equivalents were $26,719 at March 31, 2018 and $28,260 at December 31, 2017. The decrease in cash and cash equivalents between March 31, 2018 and December 31, 2017 is the result of cash spent on research and development and general and administrative activities offset by cash received from the exercise of various warrants and options. The Company received $186 from the exercise of options and warrants. The Company issued a total of 73 shares as a result of these activities.

The following table illustrates a summary of cash flow data for the three month periods of March 31, 2018 and 2017:

Dollar and shares in thousands	Three Months Ended March 31,
Selected cash flow data:	2018	2017
Net cash used in operating activities	$(1,727)	$(675)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	186	-
Decrease in cash and cash equivalents	$(1,541)	$(675)

Net cash used in operating activities for the three months ended March 31, 2018 was $1,727, as compared to $675 during the same period in 2017. This increase in cash outlays relates the preparation of registration including manufacturing of registration batches. Net cash provided by financing activities for the three months ended March 31, 2018 was $186 compared to $0 for the three months ended March 31, 2017. The $186 provided by financing activities, derived from the exercise of 23 options and 50 warrants. For the same three-month period in 2017, there was no cash resulting from financing activities. Total decrease in cash and cash equivalents was $1,541 for the three months ended March 31, 2018, and $675 for the same period in 2017.

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

We had cash and cash equivalents of approximately $26.7 million as of March 31, 2018.

Outstanding Share Information

The outstanding share data for our company as of March 31, 2018 and December 31, 2017 was as follows (in thousands):

	March 31, 2018	December 31, 2017	Change
Common shares	18,484	18,411	73
Warrants	1,312	1,362	(50)
Stock options	2,502	2,315	187
Total	22,298	22,088	210

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2018, we had approximately $26.7 million in cash accounts. We have not experienced any loss or write down of our money market investments since inception.

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

Research and development expenses for the three months ended March 31, 2018 and 2017 were $689 and $225, respectively The Company has increased its research and development expenses related to PEDMARKTM as a result of the Company drug manufacturing activities related to the preparation for registration batches.

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

Our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

At March 31, 2018, we had $20.9 million in money market investments as compared to $28.0 million at December 31, 2017; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At March 31, 2018, the Company held approximately 181 thousand Canadian dollars (141 thousand as presented to U.S. dollars). At December 31, 2017, the company held approximately 321 thousand Canadian dollars (256 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at March 31, 2018 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 28, 2017 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, Item 1A – Risk Factors.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

Item 2. Recent Sales of Unregistered Securities.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2018 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: May 14, 2018	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 14, 2018	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

