Form 10-Q
period 2018-06-30
FENNEC PHARMACEUTICALS INC.
filed 2018-08-13
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, there were 18,933,242 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	June 30, 2018	December 31,
	(unaudited)	2017

Assets

Current assets:
Cash and cash equivalents	$25,640	$28,260
Prepaid expenses	60	128
Other current assets	4	13
Total assets	$25,704	$28,401

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$709	$855
Accrued liabilities	138	622
Derivative instruments (Note 4)	-	167
Total current liabilities	847	1,644

Total liabilities	847	1,644

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 18,794 shares issued and outstanding (2017-18,411)	104,010	103,045
Additional paid-in capital	45,127	43,837
Accumulated deficit	(125,523)	(121,368)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	24,857	26,757
Total liabilities and stockholders’ equity	$25,704	$28,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	798	333	1,487	558
General and administrative	1,867	1,146	2,969	1,692

Loss from operations	(2,665)	(1,479)	(4,456)	(2,250)

Other income (expense):
Unrealized gain/(loss) on derivatives (Note 4)	-	(120)	167	(157)
Other loss	5	(4)	2	(5)
Interest income and other	73	5	132	8
Total other income/(expense), net	78	(119)	301	(154)

Net loss	$(2,587)	$(1,598)	$(4,155)	$(2,404)

Basic net loss per common share	$(0.14)	$(0.11)	$(0.22)	$(0.17)
Diluted net loss per common share	$(0.14)	$(0.11)	$(0.22)	$(0.17)
Weighted-average number of common shares outstanding, basic	18,585	14,192	18,508	13,917
Weighted-average number of common shares outstanding, diluted	18,585	14,192	18,508	13,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Cash flows (used in) provided by:
Operating activities:
Net loss	$(2,587)	$(1,598)	$(4,155)	$(2,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss/(gain) on derivative	-	120	(167)	157
Stock-based compensation - contractors	83	286	197	342
Stock-based compensation - employees	1,207	461	1,381	502
Changes in operating assets and liabilities:
Prepaid assets	47	11	68	22
Other current assets	6	(1)	9	(3)
Accounts payable	(324)	71	(146)	52
Accrued liabilities	(2)	(38)	(484)	(31)
Net cash used in operating activities	(1,570)	(688)	(3,297)	(1,363)

Financing activities:
Short swing profit judgment offset with settlement expense	18	-	18	-
Issuance of units, options and warrants exercised	473	98	659	98
Private placement	-	7,571	-	7,571

Net cash provided by financing activities	491	7,669	677	7,669

(Decrease)/increase in cash and cash equivalents	(1,079)	6,981	(2,620)	6,306
Cash and cash equivalents - Beginning of period	26,719	3,251	28,260	3,926
Cash and cash equivalents - End of period	$25,640	$10,232	$25,640	$10,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 6)	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2017	18,411	$103,045	$43,837	$(121,368)	$1,243	$26,757
Stock options issued to employees	-	-	174	-	-	174
Stock options issued to contractors	-	-	114	-	-	114
Exercise of stock options	23	71	(35)	-	-	36
Exercise of warrants	50	221	(71)	-	-	150
Net loss	-	-	-	(1,568)	-	(1,568)
Balance at March 31, 2018	18,484	103,337	44,019	(122,936)	1,243	25,663
Short swing profit judgment offset with settlement expense	-	-	18	-	-	18
Stock options issued to employees	-	-	1,207	-	-	1,207
Stock options issued to contractors	-	-	83	-	-	83
Exercise of stock options	18	75	(40)	-	-	35
Exercise of warrants	292	598	(160)	-	-	438
Net loss	-	-	-	(2,587)	-	(2,587)
Balance at June 30, 2018	18,794	$104,010	$45,127	$(125,523)	$1,243	$24,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Nature of Business and Going Concern

Fennec Pharmaceuticals Inc. (“Fennec”) is a British Columbia corporation. Fennec, together with its wholly-owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Fennec Pharmaceuticals, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a biopharmaceutical company focused on the development of PEDMARKTM (a unique formulation of Sodium Thiosulfate (“STS”)) for the prevention of ototoxicity from cisplatin in pediatric patients. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

During the three and six-months ended June 30, 2018, the Company incurred a loss from operations of $2,665and $4,665, respectively. At June 30, 2018, it had an accumulated deficit of $125.5 million and had experienced negative cash flows from operating activities during the three and six-months ended June 30, 2018 in the amount of $1,570 and $3,297, respectively.

The Company believes the aforementioned raises provide sufficient funding for the Company to carry-out its planned activities for at least the next twelve months as it continues its strategic development of PEDMARKTM.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at June 30, 2018 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended June 30, 2018 included estimates necessary to value grants of stock option to contractors, employees and various contractors, disclosed in Note 5.

New accounting pronouncements

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 is meant to clarify the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASU 2014-09, as defined below, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also added guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for our fiscal year ending December 31, 2018 and we are required to adopt ASU 2017-05 concurrent with the adoption of ASU 2014-09. The Company adopted ASU 2017-05 January 1, 2018. The Company concluded after evaluation, that the impact of ASU 2017-05 on our consolidated financial statements and disclosures was de minimis.

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

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. In November 2017, the FASB issued ASU No. 2017-14, Revenue from Contracts with Customers (Topic 606): Income Statement- Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), which amends certain SEC paragraphs within the FASB Accounting Standards Codification. These standards had the same effective date and transition date of January 1, 2018. The new revenue standard allows for either full retrospective or modified retrospective application. The Company currently does not have any revenue and therefore this update has virtually no effect on its consolidated financial statements.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting guidance related to leases. These changes, which are designed to increase transparency and comparability among organizations for both lessees and lessors, include, among other things, requiring recognition of lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2019, although early adoption is permitted. After completing an assessment of the impact of this ASU, the Company concluded the adoption of this guidance will have virtually no effect on its consolidated financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2018, the Company had $25,640 in cash and money market accounts ($28,260 at December 31, 2017). At June 30, 2018, the Company held $6,032 in cash of which $80 (as presented in US dollars) was in Canadian dollars ($255 at December 31, 2017 as presented in US dollars). At June 30, 2018, the Company held $19,608 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss)	$(2,587)	$(1,598)	$(4,155)	$(2,404)

Denominator:
Weighted-average common shares, basic	18,585	14,192	18,508	13,917

Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Incremental dilutive shares	-	-	-	-

Weighted-average common shares, diluted	18,585	14,192	18,508	13,917

Net loss per share, basic and diluted	$(0.14)	$(0.11)	$(0.22)	$(0.17)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	2,579	2,641	2,579	2,641
Warrants to purchase common stock	1,020	1,383	1,020	1,383

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

4.	Derivative Instruments

As of June 30, 2018, the Company no longer has outstanding derivative instruments. Prior to March 31, 2018, the Company had outstanding options denominated in Canadian dollars which were not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is United States dollars. Therefore, these options were treated as derivative financial instruments and recorded at their fair value as a liability. All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency, and are included in stockholders' equity.

These options were recorded at their fair value as a liability at issuance and were re-measured at fair value as a liability at each subsequent balance sheet date until they were exercised, forfeited or expired. Any change in value between reporting periods was recorded as unrealized gain/(loss). The fair value of these options was estimated using the Black-Scholes option-pricing model.

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three and six-month periods ended June 30, 2018 and 2017 are summarized in the table below. There is no cash flow impact for these derivatives until the options are exercised. When the options are exercised, the Company receives the proceeds from the exercise at the current exchange rate at the time of exercise.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Gain/(Loss) on Derivative Instruments	2018	2017	2018	2017
Options to contractors	$-	$(120)	$167	$(157)
Gain/(loss) on Derivative Instruments	$-	$(120)	$167	$(157)

The table below summarizes Canadian dollar denominated contractor option activity, during the interim period:

Contractor Options in $CAD	Three Month Period	Six-Month Period	Weighted-Average
Options in Thousands	Ending June 30, 2018		Exercise Price
Opening balance	-	19	$1.71
Exercised	-	(19)	$1.71
Forfeited	-	-	$-
Expired	-	-	$-
Ending balance	-	-	$-

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. During the three and six-month period ended June 30, 2018, there was an exercise of 0 and 19 Canadian denominated option being treated as derivative liabilities, respectively. This exercise resulted in $0 and $26 gross proceeds to the Company, respectively.

5.	Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no par common stock.

Warrants to Purchase Common Stock

The Company has warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.50 and a weighted average remaining life of 0.40 years. During the three and six-months ended June 30, 2018, there were 50 and 292 warrants exercised resulting in gross proceeds to the Company of $150 and $438, respectively.

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at June 30, 2018	$USD	Expiration Date
Investor warrants	1,020	$1.50 USD	November 22, 2018
Total	1,020

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 4,698 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three and six-month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractor options expense recognized	$83	$286	$197	$342
Employee options expense recognized	1,207	461	1,381	502
Total option expense recognized	$1,290	$747	$1,578	$844

Stock option activity

The following is a summary of option activity for each of the quarterly periods in fiscal year 2018 for stock options denominated in US dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2017	1,603	2.70
Granted	210	8.38
Exercised	(4)	2.79
Outstanding at March 31, 2018	1,809	3.36
Granted	95	11.10
Exercised	(7)	2.72
Outstanding at June 30, 2018	1,897	3.75

During the three-month period ended June 30, 2018, US denominated option exercises provided gross proceeds of $20. US denominated option exercises during the three-month period ended June 30, 2018, resulted in the issuance of 7 common shares. Of the 1,897 options granted and outstanding at June 30, 2018, 2,139 are fully vested and exercisable.

The following is a summary of option activity for the three and six-month periods ended June 30, 2018 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2017	712	2.38
Exercised	(19)	1.32
Outstanding at March 31, 2018	693	1.86
Exercised	(11)	1.89
Outstanding at June 30, 2018	682	2.40

For the three and six-month periods ended June 30, 2018, there was no issuance activity related to Canadian dollar denominated options. During the three and six-month periods ended June 30, 2018, there were exercises of 11 and 30 Canadian denominated options, respectively. These exercises resulted in gross proceeds of CAD$21 and CAD$34, respectively $15 and $42 as presented in US dollars, respectively). As of June 30, 2018, all 682 outstanding options denominated in Canadian dollars were fully vested.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below: The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were 95 options issued during the three months ended June 30, 2018, (0 for the same period in 2017). Assumptions for the valuation of the option grants are described in the table below:

	Three Months Ended June 30,
Black-Scholes Model Assumptions	2018	2017
Expected dividend	0.00%	0.00%
Risk free rate	2.73 – 2.88%	2.04 – 2.16%
Expected volatility	139 - 144%	133 - 167%
Expected life	7 years	7 years

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

7.	Fair Value Measurements

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at June 30, 2018
Assets/Liabilities Measured at Fair Value on a Recurring Basis	Quoted Price in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Level 1		Level 2	Level 3	Total
Cash and cash equivalents	$6,032	(1)	$19,608	$-	$25,640

(1)	The Company held $6,032 in cash of which $80 (as presented in US dollars) was in Canadian funds.

8.	Commitments and Contingencies

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

Leases

The Company has an operating lease in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had rent expense of $1 during the six-month period ended June 30, 2018.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

9.	Related Party Transactions

In the second quarter of 2018, the Company recorded approximately $25 related to the net recovery of short-swing profits from one of the Company’s shareholders under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds, net of $7 related legal fees and taxes, as an increase to additional paid-in capital in the accompanying interim unaudited condensed consolidated balance sheet as of June 30, 2018 as well as cash proceeds of approximately $18 as cash provided by financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows for quarter ended June 30, 2018.

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

Overview

Lead Product Candidate PEDMARKTM

The following is our only lead product candidate in the clinical stage of development:

•	PEDMARKTM (a unique formulation of sodium thiosulfate (STS)) – sodium thiosulfate in a novel formulation, recently announced results of two Phase 3 clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children including the pivotal Phase 3 study SIOPEL 6 , “A Multicentre Open Label Randomised Phase 3 Trial of the Efficacy of Sodium Thiosulfate in Reducing Ototoxicity in Patients Receiving Cisplatin Chemotherapy for Standard Risk Hepatoblastoma,” and the proof of concept Phase 3 study “A Randomized Phase 3 Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children”.

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

The Company estimates in the U.S. and Europe that over 10,000 children with solid tumors are treated with platinum agents.  The vast majority of these newly diagnosed tumors are localized and classified as low to intermediate risk in nature. These localized cancers may have overall survival rates of greater than 80%, further emphasizing the importance of quality of life after treatment. The incidence of hearing loss in these children depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children at critical stages of development lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

Investigators at OHSU have conducted Phase 1 and Phase 2 studies which have shown that STS reduces the hearing loss associated with platinum-based chemotherapy. In one study at OHSU, the need for hearing aids to correct high frequency hearing loss was reduced from about 50% of patients being administered platinum-based chemotherapy to less than 5% of patients being administered platinum-based chemotherapy with STS.

STS has been studied by cooperative groups in two Phase 3 clinical studies of survival and reduction of ototoxicity: COG ACCL0431 and SIOPEL 6. Both studies are closed to recruitment. COG ACCL0431 enrolled one of five childhood cancers typically treated with intensive cisplatin therapy for localized and disseminated disease, including newly diagnosed hepatoblastoma, germ cell tumor, osteosarcoma, neuroblastoma, and medulloblastoma.  SIOPEL 6 enrolled only hepatoblastoma patients with localized tumors. COG ACCL0431 final results were published in the Lancet Oncology. SIOPEL 6 final results were published in the New England Journal of Medicine.

In 2018, Fennec plans to commence submissions for regulatory approval for PEDMARKTM based on the data from SIOPEL 6 study along with the proof of principle data from COG ACCL0431. In March 2018, PEDMARKTM received Breakthrough Therapy and Fast Track designations from the FDA. Further, STS has received Orphan Drug Designation in the US in this setting and plans to pursue European Market Exclusivity for Pediatric Use upon approval.

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

The study was initiated in October 2007 initially in the United Kingdom and completed enrollment at the end of 2014. 52 sites from 11 countries enrolled 109 evaluable patients. Under the terms of our agreement, SIOPEL conducts and funds all clinical activities and Fennec provides drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. SIOPEL 6 was completed in December 2014 and the final results of SIOPEL 6 were published in The New England Journal of Medicine in June 2018.

The primary objectives of SIOPEL 6 are:

•	To assess the efficacy of STS to reduce the hearing impairment caused by cisplatin
•	To carefully monitor any potential impact of STS on response to cisplatin and survival

SIOPEL 6 - Results

Background / Objectives:

Background: Bilateral high-frequency hearing loss is a serious permanent side-effect of cisplatin therapy; particularly debilitating when occurring in young children. STS has been shown to reduce cisplatin induced hearing loss. SIOPEL 6 is a Phase 3 randomised trial to assess the efficacy of STS in reducing ototoxicity in young children treated with cisplatin (Cis) for SR-HB.

Design / Methods:

Methods: Newly diagnosed patients with SR-HB, defined as tumour limited to PRETEXT 1, 2 or 3, no portal or hepatic vein involvement, no intra-abdominal extrahepatic disease, AFP >100ng/ml and no metastases, were randomized to Cis or Cis+STS for 4 preoperative and 2 postoperative courses. Cisplatin 80mg/m2 was administered over 6 hours, STS 20g/m2 was administered intravenously over 15 minutes exactly 6 hours after stopping cisplatin. Tumour response was assessed after 2 and 4 preoperative cycles with serum AFP and liver imaging. In case of progressive disease (PD), STS was to be stopped and doxorubicin 60mg/m2 combined with cisplatin.  The primary endpoint is centrally reviewed absolute hearing threshold, at the age of ≥3.5 years by pure tone audiometry.

Results:

One hundred and nine randomized patients (52 Cisplatin only ("Cis") and 57 Cis+STS) are evaluable. The combination of Cis+STS was generally well tolerated. With a follow up time of 52 months for the patients the three year Event Free Survival ("EFS") for Cis is 78.8% Cisplatin and 82.1% for the Cis + STS. The three year Overall Survival ("OS") is 92.3% for Cis and 98.2% for Cis + STS. Treatment failure defined as Progressive Disease ("PD") at 4 cycles was equivalent in both arms. Among the first 101 evaluable patients, hearing loss occurred in 29/46=63.0% under Cis and in 18/55=33.0% under Cis +STS, corresponding to a relative risk of 0.52(P=0.002).

Conclusions:

This randomized Phase 3 trial in SR-HB of cisplatin versus cisplatin plus sodium thiosulfate shows that the addition of sodium thiosulfate significantly reduces the incidence of cisplatin-induced hearing loss without any evidence of tumour protection.

COG ACCL0431

In March 2008, we announced the activation of a Phase 3 trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group (“COG ACCL0431”). The goal of this Phase 3 study was to evaluate in a multi-centered, randomized trial whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children, one to eighteen years of age, who were to receive cisplatin according to their disease-specific regimen and, upon enrollment in this study, were randomized to receive STS or not. Efficacy of STS was determined through comparison of hearing sensitivity at follow-up relative to baseline measurements using standard audiometric techniques. The Children’s Oncology Group is responsible for funding the clinical activities for the study and we are responsible for providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The trial completed enrollment of 131 pediatric patients in the first quarter of 2012. The final results of COG ACCL0431 were published in Lancet Oncology in December 2016.

COG ACCL0431 - Results

COG Study ACCL0431, “A Randomized Phase 3 Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children,” finished enrollment of 131 patients of which 126 were eligible patients in Q1 2012. The patients had been previously diagnosed with childhood cancers.

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

We generated a net loss of approximately $4.2 million for the six months ended June 30, 2018 and a net loss of $2.4 million for the six months ended June 30, 2017 (inclusive of a non-cash gain on derivatives of $0.17 million and $0.16 million non-cash loss on derivatives for the six months ended June 30, 2018 and 2017, respectively). As of June 30, 2018, our accumulated deficit was approximately $125.5 million ($121.4 million at December 31, 2017).

We believe that our cash and cash equivalents as of June 30, 2018, which totaled $25.6 million, will be sufficient to meet our cash requirements through the next twelve to fifteen months. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended June 30, 2018 versus three months ended June 30, 2017:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2018%		June 30, 2017%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	798	30%	333	23%	465
General and administration	1,867	70%	1,146	77%	721
Total operating expenses	2,665	100%	1,479	100%	1,186

Loss from operations	(2,665)		(1,479)		(1,186)

Unrealized gain/(loss) on derivatives	-		(120)		120
Other loss	5		(4)		9
Interest income and other	73		5		68
Net loss and total comprehensive loss	$(2,587)		$(1,598)		$(989)

Research and development expenses increased by $465 for the three months ended June 30, 2018 over the same period in 2017 as the Company continued preparation for commercial development on PEDMARKTM. This increase relates primarily to drug manufacturing activities and regulatory registration activities. General and administrative expenses increased by $721over same period in 2017. The overall increase was a result of increases in non-cash equity compensation, legal and consulting expenses, director payments, employee wages and benefits, and investor relations expenses as compared with the same period in 2017.

Interest income increased significantly associated with larger cash balances. The Company no longer has derivative instruments on its books because all remaining Canadian dollar denominated options were exercised during the first fiscal quarter of 2018. Interest income was up significantly over the same period in 2017, due to higher interest rates on deposits and higher average cash balances.

Our results of operations for the six months ended June 30, 2018 versus six months ended June 30, 2017 were as follows:

	Six Months		Six Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2018%		June 30, 2017%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	1,487	33%	558	25%	929
General and administration	2,969	67%	1,692	75%	1,277
Total operating expenses	4,456	100%	2,250	100%	2,206

Loss from operations	(4,456)		(2,250)		(2,206)

Unrealized (loss)/gain on derivatives	167		(157)		324
Other loss	2		(5)		7
Interest income and other	132		8		124
Net loss and total
comprehensive loss	$(4,155)		$(2,404)		$(1,751)

Total research and development expenses were up by $929 for the six months ended June 30, 2018 over the same period in 2017. This increase relates primarily to drug manufacturing activities and preparations for registration batches. General and administrative costs increased by $1,277 over the prior year in the same period due to the issuance of equity-based compensation, legal and consulting expenses, director payments, employee wages and benefits, and investor relations expenses as compared with the same period in 2017.

For the six-month period ended June 30, 2018, the Company posted an unrealized gain of $167 as the final derivative liabilities on its books were extinguished. Interest income was up significantly ($124) over the same period in 2017, due to higher interest rates on deposits and higher average cash balances.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through June 30, 2018, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic Net Loss per Common Share	Diluted Net Loss per Common Share
September 31, 2016	$(502)	$(0.04)	$(0.04)
December 31, 2016	(1,143)	(0.08)	(0.08)
March 31, 2017	(806)	(0.06)	(0.06)
June 30, 2017	(1,598)	(0.11)	(0.11)
September 31, 2017	(2,352)	(0.15)	(0.15)
December 31, 2017	(2,290)	(0.15)	(0.15)
March 31, 2018	(1,568)	(0.09)	(0.09)
June 30, 2018	(2,587)	(0.14)	(0.14)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	June 30, 2018	December 31, 2017
Cash and cash equivalents	$25,640	$28,260
Other current assets	64	141
Current liabilities excluding derivative liabilities	847	1,477
Derivative liabilities	-	167
Working capital(1)	24,857	26,924
(1) [Current assets – current liabilities excluding derivative liability]
Selected equity:
Common stock	104,010	103,045
Accumulated deficit	(125,523)	(121,368)
Stockholders’ equity	24,857	26,757

Cash and cash equivalents were $25,640 at June 30, 2018 and $28,260 at December 31, 2017. The decrease in cash and cash equivalents between June 30, 2018 and December 31, 2017, is the result of cash spent on research and development and general and administrative activities offset by cash received from the exercise of various warrants and options. The Company received $473 from the exercise of options and warrants during the three months ended June 30, 2018. The Company issued a total of 310 shares because of these activities.

The following table illustrates a summary of cash flow data for the three and six-month periods of June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollar and shares in thousands Selected cash flow data:	2018	2017	2018	2017
Net cash used in operating activities	(1,570)	(688)	(3,297)	(1,363)
Net cash provided by investing activities	-	-	-	-
Net cash provided by financing activities	491	7,669	677	7,669
(Decrease)/Increase in cash and cash equivalents	(1,079)	6,981	(2,620)	6,306

Net cash used in operating activities for the three and six-months ended June 30, 2018 was $1,570 and $3,297, respectively. This is compared to $688 and $1,363 during the same periods in 2017, respectively. These increases in cash outlays relate to the formulation and manufacturing of registration batches for PEDMARKTM. Net cash provided by financing activities for the three and six-months ended June 30, 2018 was $491 and $677, respectively; compared to $7,669 and $7,699, during the same periods in 2017, respectively. The $491 provided by financing activities for the three-months ended June 30, 2018, derived from the exercise of 18 options and 292 warrants. During this period, the Company also settled a short swing profit suit with a shareholder which resulted in net cash of $18. For the same three-month period in 2017, there were $98 provided by exercise of options to purchase 86 common shares and $7,571 net proceeds received from equity financing. During the six-months ended June 30, 2018, the Company received $342, $71 and $18 from the exercise of 342 warrants, 41 options and the short swing profit settlement with shareholder, respectively. Net cash from financing activities during the same period in 2017 was $7,669 ($98 from options exercises and $7,571 net proceeds from equity financing). Total change in cash and cash equivalents was a decrease of $1,079 and $2,620 for the three and six-month periods ended June 30, 2018, respectively. This compares to an increase of $6,981 and, $6,306 for the same period in 2017, respectively.

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

We had cash and cash equivalents of approximately $25,640 as of June 30, 2018.

Outstanding Share Information

The outstanding share data for our company as of June 30, 2018 and December 31, 2017 was as follows (in thousands):

	June 30, 2018	December 31, 2017	Change
Common shares	18,794	18,411	383
Warrants	1,020	1,362	(342)
Stock options	2,579	2,315	264
Total	22,393	22,088	305

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2018, we had approximately $25,640 in cash accounts ($19,608 in money market accounts and $6,032 in checking accounts). We have not experienced any loss or write down of our money market investments since inception.

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

Research and development expenses for the three months ended June 30, 2018 and 2017 were $798 and $333, respectively and for the six months then ended, $1,487 and $558, respectively. The Company has increased its research and development expenses related to PEDMARKTM as a result of the Company’s drug manufacturing activities related to the preparation for registration batches.

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

At June 30, 2018, we had $19,608 in money market investments as compared to $27,985 at December 31, 2017; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At June 30, 2018, the Company held approximately 105 thousand Canadian dollars (80 thousand as presented to U.S. dollars). At December 31, 2017, the Company held approximately 321 thousand Canadian dollars (256 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at June 30, 2018 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls.

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

(b)       Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2018 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 13, 2018	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 13, 2018	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

