Form 10-Q
period 2018-09-30
FENNEC PHARMACEUTICALS INC.
filed 2018-11-13
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer	☐
Non-Accelerated Filer ☒	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

As of November 13, 2018, there were 19,729,164 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	September 30, 2018	December 31,
	(unaudited)	2017
Assets

Current assets:
Cash and cash equivalents	$24,524	$28,260
Prepaid expenses	411	128
Other current assets	-	13
Total current assets	$24,935	$28,401

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$1,866	$855
Accrued liabilities	210	622
Derivative instruments (Note 4)	-	167
Total current liabilities	2,076	1,644

Total liabilities	2,076	1,644

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 19,104 shares issued and outstanding (2017-18,411)	104,770	103,045
Additional paid-in capital	45,118	43,837
Accumulated deficit	(128,272)	(121,368)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	22,859	26,757
Total liabilities and stockholders’ equity	$24,935	$28,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	1,798	492	3,285	1,050
General and administrative	1,050	1,694	4,019	3,386

Loss from operations	(2,848)	(2,186)	(7,304)	(4,436)

Other income (expense):
Unrealized (loss)/gain on derivatives (Note 4)	-	(183)	167	(340)
Other (loss)/gain	(2)	1	-	(4)
Interest income and other	101	16	233	24
Total other income/(expense), net	99	(166)	400	(320)

Net loss	$(2,749)	$(2,352)	$(6,904)	$(4,756)

Basic net loss per common share	$(0.14)	$(0.15)	$(0.37)	$(0.32)
Diluted net loss per common share	$(0.14)	$(0.15)	$(0.37)	$(0.32)
Weighted-average number of common shares
outstanding, basic	18,968	15,740	18,648	14,533
Weighted-average number of common shares
outstanding, diluted	18,968	15,740	18,648	14,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Cash flows (used in) provided by:
Operating activities:
Net loss	$(2,749)	$(2,352)	$(6,904)	$(4,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss/(gain) on derivative	-	183	(167)	340
Stock-based compensation - contractors	46	210	243	552
Stock-based compensation - employees	222	907	1,603	1,409
Changes in operating assets and liabilities:
Prepaid assets	(351)	(177)	(283)	(155)
Other current assets	4	4	13	1
Accounts payable	1,157	196	1,011	248
Accrued liabilities	72	71	(412)	40
Net cash used in operating activities	(1,599)	(958)	(4,896)	(2,321)

Financing activities:
Short swing profit judgment offset with settlement expense	-	-	18	-
Issuance of units, options and warrants exercised	483	383	1,142	512
Private placement	-	31	-	7,571
Net cash provided by financing activities	483	414	1,160	8,083
(Decrease)/increase in cash and cash equivalents	(1,116)	(544)	(3,736)	5,762
Cash and cash equivalents - Beginning of period	25,640	10,232	28,260	3,926
Cash and cash equivalents - End of period	$24,524	$9,688	$24,524	$9,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 5)	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2017	18,411	$103,045	$43,837	$(121,368)	$1,243	$26,757
Stock options issued to employees	-	-	174	-	-	174
Stock options issued to contractors	-	-	114	-	-	114
Exercise of stock options	23	71	(35)	-	-	36
Exercise of warrants	50	221	(71)	-	-	150
Net loss	-	-	-	(1,568)	-	(1,568)
Balance at March 31, 2018	18,484	103,337	44,019	(122,936)	1,243	25,663
Short swing profit judgment offset with settlement expense	-	-	18	-	-	18
Stock options issued to employees	-	-	1,207	-	-	1,207
Stock options issued to contractors	-	-	83	-	-	83
Exercise of stock options	18	75	(40)	-	-	35
Exercise of warrants	292	598	(160)	-	-	438
Net loss	-	-	-	(2,587)	-	(2,587)
Balance at June 30, 2018	18,794	104,010	45,127	-125,523	1,243	24,857
Stock options issued to employees	-	-	222	-	-	222
Stock options issued to contractors	-	-	46	-	-	46
Exercise of stock options	81	290	(151)	-	-	139
Exercise of warrants	229	470	(126)	-	-	344
Net loss	-	-	-	(2,749)	-	(2,749)
Balance at September 30, 2018	19,104	$104,770	$45,118	$(128,272)	$1,243	$22,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Nature of Business and Going Concern

Fennec Pharmaceuticals Inc. (“Fennec”) is a British Columbia corporation. Fennec, together with its wholly-owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Fennec Pharmaceuticals, Inc., both Delaware corporations, Fennec Pharmaceuticals (EU) Limited (“Fennec Limited”), newly formed and registered in Ireland, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation, collectively referred to herein as the “Company,” is a biopharmaceutical company focused on the development of PEDMARKTM (a unique formulation of Sodium Thiosulfate (“STS”)) for the prevention of ototoxicity from cisplatin in pediatric patients. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

During the three and nine-months ended September 30, 2018, the Company incurred a loss from operations of $2,848 and $7,304, respectively. At September 30, 2018, it had an accumulated deficit of $128.3 million and had experienced negative cash flows from operating activities during the three and nine-months ended September 30, 2018 in the amount of $1,599 and $4,896, respectively.

The Company believes the aforementioned capital raises provide sufficient funding for the Company to carry-out its planned activities for at least the next twelve months as it continues its strategic development of PEDMARKTM.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2        Significant Accounting Policies

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at September 30, 2018 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended September 30, 2018 included estimates necessary to value grants of stock option to contractors, employees and various contractors, disclosed in Note 5.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

New accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures.  The ASU is effective for us on January 1, 2020, and interim periods within those fiscal years. Early adoption is permitted. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance became effective for the Company as of January 1, 2018. The amendments in this ASU have been applied prospectively to awards modified after the adoption date.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-10 and 2018-11 which permit application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The ASU is effective for us on January 1, 2019. We have concluded the impact of this guidance will be negligible on our consolidated financial statements, given we have no material leases.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2018, the Company had $24,524 in cash, savings and money market accounts ($28,260 at December 31, 2017). At September 30, 2018, the Company held $914 in cash of which $31 (as presented in U.S. dollars) was in Canadian dollars ($255 at December 31, 2017 as presented in U.S. dollars). At September 30, 2018, the Company held $23,610 in money market investments and savings accounts. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net (loss)	$(2,749)	$(2,352)	$(6,904)	$(4,756)

Denominator:
Weighted-average common shares, basic	18,968	15,740	18,648	14,533

Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Incremental dilutive shares	-	-	-	-

Weighted-average common shares, diluted	18,968	15,740	18,648	14,533

Net loss per share, basic and diluted	$(0.14)	$(0.15)	$(0.37)	$(0.32)

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	2,498	2,361	2,498	2,361
Warrants to purchase common stock	792	1,362	792	1,362

4.       Derivative Instruments

As of September 30, 2018, the Company no longer has outstanding derivative instruments. Prior to March 31, 2018, the Company had outstanding options denominated in Canadian dollars which were not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is U.S. dollars. Therefore, these options were treated as derivative financial instruments and recorded at their fair value as a liability. All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency and are included in stockholders' equity.

These options were recorded at their fair value as a liability at issuance and were re-measured at fair value as a liability at each subsequent balance sheet date until they were exercised, forfeited or expired. Any change in value between reporting periods was recorded as unrealized gain/(loss). The fair value of these options was estimated using the Black-Scholes option-pricing model.

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three and nine-month periods ended September 30, 2018 and 2017 are summarized in the table below. There is no cash flow impact for these derivatives until the options are exercised. When the options are exercised, the Company receives the proceeds from the exercise at the current exchange rate at the time of exercise.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain/(Loss) on Derivative Instruments	2018	2017	2018	2017
Options to contractors	$-	$(183)	$167	$(340)
Gain/(loss) on Derivative Instruments	$-	$(183)	$167	$(340)

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

The table below summarizes Canadian dollar denominated contractor option activity, during the interim period:

	Number of	Weighted-Average
	Options (thousands)	Exercise Price ($CAD)
Outstanding December 31, 2017	19	1.71
Granted	-	-
Exercised	(19)	1.71
Outstanding at March 31, 2018	-	-
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2018	-	-
Granted	-	-
Exercised	-	-
Outstanding at September 30, 2018	-	-

Canadian dollar denominated options issued to contractors vest immediately and are treated as derivative liabilities. In the case a derivative option is exercised, upon the exercise date, the Company extinguishes the derivative liability, records the cash received and the shares issued into common stock and additional paid in capital accordingly. During the three and nine-month period ended September 30, 2018, there was an exercise of 0 and 19 Canadian denominated option being treated as derivative liabilities, respectively. This exercise resulted in $0 and $26 gross proceeds to the Company, respectively.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

5.       Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no par common stock.

Warrants to Purchase Common Stock

The Company has warrants outstanding to purchase common stock priced in U.S. dollars with a weighted average price of $1.50 and a weighted average remaining life of 0.15 years. During the three and nine-months ended September 30, 2018, there were 229 and 571 warrants exercised resulting in gross proceeds to the Company of $344 and $932, respectively.

Warrant	Common Shares Issuable Upon Exercise of	Exercise Price
Description	Outstanding Warrants at September 30, 2018	$USD	Expiration Date
Investor warrants	792	$1.50 USD	November 22, 2018
Total	792

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 4,776 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three and nine-month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractor options expense recognized	$46	$210	$243	$552
Employee options expense recognized	222	907	1,603	1,409
Total option expense recognized	$268	$1,117	$1,846	$1,961

Stock option activity

The following is a summary of option activity for each of the quarterly periods in fiscal year 2018 for stock options denominated in U.S. dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2017	1,603	2.70
Granted	210	8.38
Exercised	(4)	2.79
Outstanding at March 31, 2018	1,809	3.36
Granted	95	11.10
Exercised	(7)	2.72
Outstanding at June 30, 2018	1,897	3.75
Granted	-	-
Exercised	(47)	1.90
Outstanding at September 30, 2018	1,850	3. 68

During the three-month period ended September 30, 2018, US denominated option exercises provided gross proceeds of $89. US denominated option exercises during the three-month period ended September 30, 2018, resulted in the issuance of 47 common shares. Of the 1,850 options granted and outstanding at September 30, 2018, 1,543 are fully vested and exercisable.

The following is a summary of option activity for the three and nine-month periods ended September 30, 2018 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2017	712	2.38
Exercised	(19)	1.32
Outstanding at March 31, 2018	693	1.86
Exercised	(11)	1.89
Outstanding at June 30, 2018	682	2.40
Exercised	(34)	1.89
Outstanding at September 30, 2018	648	2.43

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

For the three and nine-month periods ended September 30, 2018, there was no issuance activity related to Canadian dollar denominated options. During the three and nine-month periods ended September 30, 2018, there were exercises of 34 and 64 Canadian denominated options, respectively. These exercises resulted in gross proceeds of CAD$64 and CAD$110, respectively ($49 and $91 as presented in U.S. dollars, respectively). As of September 30, 2018, all 648 outstanding options denominated in Canadian dollars were fully vested and exercisable.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were no options issued during the three months ended September 30, 2018, (21 for the same period in 2017). Assumptions for the valuation of the option grants are described in the table below:

	Three Months Ended September 30,
Black-Scholes Model Assumptions	2018	2017
Expected dividend	0.00%	0.00%
Risk free rate	2.74 – 3.00%	2.04%
Expected volatility	132 - 141%	162%
Expected life	7 years	7 years

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at September 30, 2018
Assets/Liabilities Measured at Fair Value on a Recurring Basis	Quoted Price in Active Markets for Identical Instruments		Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Level 1		Level 2	Level 3	Total
Cash and cash equivalents	$914	(1)	$23,610	$-	$24,524

(1)	The Company held $914 in cash of which $31 (as presented in U.S. dollars) was in Canadian funds.

7.       Commitments and Contingencies

Oregon Health & Science University Agreement

On February 20, 2013, Fennec entered into a new exclusive license agreement with Oregon Health & Science University (“OHSU”), for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including STS and their use in oncology (the "New OHSU Agreement"). OHSU will receive certain milestone payments, royalty on net sales for licensed products and a royalty on any consideration received from sublicensing of the licensed technology.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

On May 18, 2015, Fennec negotiated an amendment ("Amendment 1") to the exclusive license agreement with OHSU. Amendment 1 expands the exclusive license agreement signed with OHSU on February 20, 2013 ("New OHSU Agreement") to include the use of N-acetylcysteine as a standalone therapy and/or in combination with STS for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product.

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment of $350. In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment of $125.

Leases

The Company has an operating lease in Research Triangle Park, North Carolina. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due. The Company had rent expense of $2 during the nine-month period ended September 30, 2018.

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

The Company estimates in the U.S. and Europe that over 10,000 children with solid tumors are treated with platinum agents.  The vast majority of these newly diagnosed tumors are localized and classified as low to intermediate risk in nature. These localized cancers may have overall survival rates of greater than 80%, further emphasizing the importance of quality of life after treatment. The incidence of hearing loss in these children depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children at critical stages of development lack speech language development and literacy, and older children and adolescents lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

STS has been studied by cooperative groups in two Phase 3 clinical studies of survival and reduction of ototoxicity: COG ACCL0431 and SIOPEL 6. Both studies are closed to recruitment. COG ACCL0431 enrolled one of five childhood cancers typically treated with intensive cisplatin therapy for localized and disseminated disease, including newly diagnosed hepatoblastoma, germ cell tumor, osteosarcoma, neuroblastoma, and medulloblastoma.  SIOPEL 6 enrolled only hepatoblastoma patients with localized tumors. COG ACCL0431 final results were published in the Lancet Oncology in 2016. SIOPEL 6 final results were published in the New England Journal of Medicine in June 2018.

Fennec anticipates regulatory approval for PEDMARKTM in 2019 based on the data from SIOPEL 6 study along with the proof of principle data from COG ACCL0431. In March 2018, PEDMARKTM received Breakthrough Therapy and Fast Track designations from the FDA. Further, PEDMARKTM has received Orphan Drug Designation in the US in this setting.

In August 2018, the Pediatric Committee (PDCO) of the European Medicines Agency (EMA) accepted the Company's pediatric investigation plan (PIP) for PEDMARKTM for the condition of the prevention of platinum-induced hearing loss.  The indication targeted by the PIP is for the prevention of platinum-induced ototoxic hearing loss for standard risk hepatoblastoma (SR-HB). Additional tumor types of the proposed indication will be subject to the Committee for Medicinal Products for Human Use (CHMP) assessment at the time of the Marketing Authorization Application (MAA). The company was also advised that PEDMARKTM is eligible for submission of an application for a Pediatric Use Marketing Authorisation (PUMA). An accepted PIP is a prerequisite for filing a MAA for any new medicinal product in Europe. Therefore, this decision allows Fennec to proceed with the submission of a PUMA in the European Union (EU) with incentives of automatic access to the centralized procedure and up to 10 years of data and market protection.   No deferred clinical studies were required in the positive opinion given by PDCO. The PUMA is a dedicated marketing authorization covering the indication and appropriate formulation for medicines developed exclusively for use in the pediatric population and provides data and market protection up to 10 years for PEDMARKTM.

SIOPEL 6

In October 2007, we announced that our collaborative partner, the International Childhood Liver Tumour Strategy Group, known as SIOPEL, a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, had launched a randomized Phase 3 clinical trial SIOPEL 6 to investigate whether STS reduces hearing loss in standard risk hepatoblastoma (liver) cancer patients receiving cisplatin as a monotherapy.

The study was initiated in October 2007 initially in the United Kingdom and completed enrollment at the end of 2014. 52 sites from 11 countries, enrolled 109 evaluable patients. Under the terms of our agreement, SIOPEL conducts and funds all clinical activities and Fennec provides drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. SIOPEL 6 was completed in December 2014 and the final results of SIOPEL 6 were published in The New England Journal of Medicine in June 2018.

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

1.0
0.8
0.6
0.4
0.2
0.0
Proportion with Hearing Loss
p = 0.002
63.0%
29/46
32.7%
18/55
Cisplatin
Cisplatin + STS
n=101 evaluable patients

Conclusions:

This randomized Phase 3 trial in SR-HB of cisplatin versus cisplatin plus sodium thiosulfate shows that the addition of sodium thiosulfate significantly reduces the incidence of cisplatin-induced hearing loss without any evidence of tumor protection.

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

We generated a net loss of approximately $6.9 million for the nine-months ended September 30, 2018 and a net loss of $4.8 million for the nine months ended September 30, 2017 (inclusive of a non-cash gain on derivatives of $0.17 million and $0.34 million non-cash loss on derivatives for the nine months ended September 30, 2018 and 2017, respectively). As of September 30, 2018, our accumulated deficit was approximately $128.3 million ($121.4 million at December 31, 2017).

We believe that our cash and cash equivalents as of September 30, 2018, which totaled $24.5 million, will be sufficient to meet our cash requirements through the next twelve to fifteen months. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended September 30, 2018 versus three months ended September 30, 2017:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2018%		September 30, 2017%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	1,798	63%	492	23%	1,306
General and administration	1,050	37%	1,694	77%	(644)
Total operating expenses	2,848	100%	2,186	100%	662

Loss from operations	(2,848)		(2,186)		(662)

Unrealized gain/(loss) on derivatives	-		(183)		183
Other loss	(2)		1		(3)
Interest income and other	101		16		85

Net loss	$(2,749)		$(2,352)		$(397)

Research and development expenses increased by $1,306 for the three months ended September 30, 2018 over the same period in 2017 as the Company continued preparation for regulatory approval and commercial development of PEDMARKTM. This increase relates primarily to drug manufacturing activities and regulatory registration activities. General and administrative expenses decreased by $644 over same period in 2017. There was a large net decrease in non-cash equity compensation from the same period in 2017 which was offset by increased compensation and administrative expenses as compared with the same period in 2017.

The Company no longer has derivative instruments on its books because all remaining Canadian dollar denominated options were exercised during the first fiscal quarter of 2018. Interest income was up significantly over the same period in 2017, due to higher interest rates on deposits and higher average cash balances.

Our results of operations for the nine months ended September 30, 2018 versus nine months ended September 30, 2017 were as follows:

	Nine Months		Nine Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2018%		September 30, 2017%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	3,285	45%	1,050	24%	2,235
General and administration	4,019	55%	3,386	76%	633
Total operating expenses	7,304	100%	4,436	100%	2,868

Loss from operations	(7,304)		(4,436)		(2,868)

Unrealized (loss)/gain on derivatives	167		(340)		507
Other loss	-		(4)		4
Interest income and other	233		24		209

Net loss	$(6,904)		$(4,756)		$(2,148)

Total research and development expenses were up by $2,235 for the nine months ended September 30, 2018 over the same period in 2017. This increase relates primarily to drug manufacturing activities and preparations for registration batches. General and administrative costs increased by $633 over the prior year in the same period due to the issuance of equity-based compensation and increased compensation as compared with the same period in 2017.

For the nine-month period ended September 30, 2018, the Company posted an unrealized gain of $167 as the final derivative liabilities on its books were extinguished. Interest income was up significantly, $209 over the same period in 2017, due to higher interest rates on deposits and higher average cash balances.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through September 30, 2018, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net Loss for the Period	Basic Net Loss per Common Share	Diluted Net Loss per Common Share
December 31, 2016	(1,143)	(0.08)	(0.08)
March 31, 2017	(806)	(0.06)	(0.06)
June 30, 2017	(1,598)	(0.11)	(0.11)
September 31, 2017	(2,352)	(0.15)	(0.15)
December 31, 2017	(2,290)	(0.15)	(0.15)
March 31, 2018	(1,568)	(0.09)	(0.09)
June 30, 2018	(2,587)	(0.14)	(0.14)
September 30, 2018	(2,749)	(0.14)	(0.14)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	September 30, 2018	December 31, 2017
Cash and cash equivalents	$24,524	$28,260
Other current assets	411	141
Current liabilities excluding derivative liabilities	2,076	1,477
Derivative liabilities	-	167
Working capital(1)	22,859	26,924
(1) [Current assets – current liabilities excluding derivative liability]
Selected equity:
Common stock	104,770	103,045
Accumulated deficit	(128,272)	(121,368)
Stockholders’ equity	22,859	26,757

Cash and cash equivalents were $24,524 at September 30, 2018 and $28,260 at December 31, 2017. The decrease in cash and cash equivalents between September 30, 2018 and December 31, 2017, is the result of cash spent on research and development and general and administrative activities offset by cash received from the exercise of various warrants and options. The Company received $483 from the exercise of options and warrants during the three months ended September 30, 2018. The Company issued a total of 310 shares because of these activities.

The following table illustrates a summary of cash flow data for the three and nine-month periods of September 30, 2018 and 2017:

Dollar and shares in thousands Selected cash flow data:	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Net cash used in operating activities	(1,599)	(958)	(4,896)	(2,321)
Net cash provided by investing activities	-	-	-	-
Net cash provided by financing activities	483	414	1,160	8,083
(Decrease)/Increase in cash and cash equivalents	(1,116)	(544)	(3,736)	5,762

Net cash used in operating activities for the three and nine-months ended September 30, 2018 was $1,599 and $4,896, respectively. This is compared to $958 and $2,321 during the same periods in 2017, respectively. These increases in cash outlays relate to the formulation and manufacturing of registration batches for PEDMARKTM. Net cash provided by financing activities for the three and nine-months ended September 30, 2018 was $483 and $1,160, respectively; compared to $414 and $8,083, during the same periods in 2017, respectively. The $483 provided by financing activities for the three-months ended September 30, 2018, derived from the exercise of 81 options and 229 warrants. For the same three-month period in 2017, there were $414 provided by exercise of 207 options and 21 warrants to purchase common shares.

During the nine-months ended September 30, 2018, the Company received $1,160 from financing activities. The $1,160 was the result of the exercise of 571 warrants and 122 options for common shares in addition to the short swing profit settlement with a shareholder. These items provided $932, $210 and $18, respectively. Net cash from financing activities during the same period in 2017 was $8,083. The $8,083 included $7,571 net proceeds from the receipt of equity financing, and $81 and $31 in cash representing the exercise of 293 options and 31 warrants, respectively. Total change in cash and cash equivalents was a decrease of $1,116 and $3,736 for the three and nine-month periods ended September 30, 2018, respectively. This compares to an decrease of $544 and, an increase of $5,762 for the same period in 2017, respectively.

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

Outstanding Share Information

The outstanding share data for our company as of September 30, 2018 and December 31, 2017 was as follows (in thousands):

	September 30, 2018	December 31, 2017	Change
Common shares	19,104	18,411	693
Warrants	792	1,362	(570)
Stock options	2,498	2,315	183
Total	22,394	22,088	306

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2018, we had approximately $24,524 in cash accounts ($23,610 in savings and money market accounts, and $914 in checking accounts). We have not experienced any loss or write down of our money market investments since inception.

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

Research and development expenses for the three months ended September 30, 2018 and 2017 were $1,798 and $492, respectively and for the nine months then ended, $3,285 and $1,050, respectively. The Company has increased its research and development expenses related to PEDMARKTM as a result of the Company’s drug manufacturing activities related to the preparation for registration batches.

Our product candidate still requires significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our product candidate, we are subject to risks of failure that are inherent in the development of products based on innovative technologies. For example, it is possible that our product candidate will be ineffective or toxic or will otherwise fail to receive the necessary regulatory clearances. There is a risk that our product candidate will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our product candidate or that others will market a superior or equivalent product. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete the development of this product candidate. In addition, we are unable to reasonably estimate the period when material net cash inflows could commence from the sale, licensing or commercialization of such product candidate, if ever.

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

At September 30, 2018, we had $23,610 in money market investments and savings accounts as compared to $27,985 at December 31, 2017; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At September 30, 2018, the Company held approximately 41 thousand Canadian dollars (31 thousand as presented to U.S. dollars). At December 31, 2017, the Company held approximately 321 thousand Canadian dollars (255 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of having identified two material weaknesses in our internal control over financial reporting, as described in further detail below.

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

We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at September 30, 2018 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls.

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

(b)	Changes in Internal Control over Financial Reporting

The Company has engaged a PCAOB registered accounting firm to assist the Company in its compliance with its needs for a well-designed and effective internal accounting control system. In addition, this accounting firm is working with management of the Company to strengthen its internal accounting control system and to remediate the material weaknesses identified earlier. The Company believes that these enhancements of its internal controls related to accounting and financial reporting system will remediate these matters and that system will be designed and effective as of December 31, 2018 to meet the standards for internal accounting control systems.

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

Item 2. Recent Sales of Unregistered Securities.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended September 30, 2018 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: November 13, 2018	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 13, 2018	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

