Form 10-Q
period 2019-03-31
FENNEC PHARMACEUTICALS INC.
filed 2019-05-10
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	FENC	Nasdaq Capital Market

As of May 10, 2019, there were 19,895,830 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	March 31, 2019	December 31,
	(unaudited)	2018

Assets

Current assets:
Cash and cash equivalents	$20,231	$22,781
Prepaid expenses	108	168
Other current assets	4	1
Total current assets	20,343	22,950

Non-current assets:
Deferred issuance costs	326	-
Amortization of deferred issuance costs	(12)	-
Total non-current assets:	314	-

Total assets	$20,657	$22,950

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$1,298	$1,032
Accrued liabilities	153	605
Total current liabilities	1,451	1,637

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 19,896 shares issued and outstanding (2018-19,896)	106,392	106,392
Additional paid-in capital	45,453	44,934
Accumulated deficit	(133,882)	(131,256)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	19,206	21,313
Total liabilities and stockholders’ equity	$20,657	$22,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018

Revenue	$-	$-

Operating expenses:
Research and development	1,671	689
General and administrative	1,009	1,102

Loss from operations	(2,680)	(1,791)

Other (expense) income :
Unrealized gain/(loss) on derivatives (Note 4)	-	167
Other (loss)	-	(3)
Interest expense	(12)	-
Interest income and other	66	59
Total other income/(expense), net	54	223

Net loss	$(2,626)	$(1,568)

Basic net loss per common share	$(0.13)	$(0.09)
Diluted net loss per common share	$(0.13)	$(0.09)
Weighted-average number of common shares outstanding, basic	19,896	18,430
Weighted-average number of common shares outstanding, diluted	19,896	18,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash flows used in:
Operating activities:
Net loss	$(2,626)	$(1,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain)/loss on derivative	-	(167)
Amortization of deferred issuance cost	12
Stock-based compensation - contractors	43	114
Stock-based compensation - employees	221	174
Changes in operating assets and liabilities:
Prepaid assets	60	21
Other current assets	(3)	3
Accounts payable	266	178
Accrued liabilities	(452)	(482)
Net cash used in operating activities	(2,479)	(1,727)

Financing activities:
Capitalized deferred issuance cost	(71)	-
Options and warrants exercised	-	186
Net cash (used in)/provided by financing activities	(71)	186

Decrease in cash and cash equivalents	(2,550)	(1,541)
Cash and cash equivalents - Beginning of period	22,781	28,260
Cash and cash equivalents - End of period	$20,231	$26,719

Non-cash deferred issuance cost (warrant value)	$255	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2019 and 2018

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 5)	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2018	19,896	$106,392	$44,934	$1,243	$(131,256)	$21,313
Stock options issued to employees	-	-	221	-	-	221
Stock options issued to contractors	-	-	43	-	-	43
Warrants issued to consultants	-	-	255	-	-	255
Net loss	-	-	-	-	(2,626)	(2,626)
Balance at March 31, 2019	19,896	$106,392	$45,453	$1,243	$(133,882)	$19,206

Balance at December 31, 2017	18,411	$103,045	$43,837	$1,243	$(121,368)	$26,757
Stock options issued to employees	-	-	174	-	-	174
Stock options issued to contractors	-	-	114	-	-	114
Exercise of stock options	23	71	(35)	-	-	36
Exercise of warrants	50	221	(71)	-	-	150
Net loss	-	-	-	-	(1,568)	(1,568)
Balance at March 31, 2018	18,484	$103,337	$44,019	$1,243	$(122,936)	$25,663

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

During the three-months ended March 31, 2019, the Company incurred a loss from operations of $2,680. At March 31, 2019, it had an accumulated deficit of $133.9 million and had experienced negative cash flows from operating activities during the three-months ended March 31, 2019 in the amount of $2,479.

On February 1, 2019, Fennec entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation, pursuant to which the Bank agreed to loan $12.5 million to the Company, to be made available upon New Drug Application “NDA” approval of PEDMARK by no later than September 30, 2020. The proceeds from the loan will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Interest under the Term Loans shall bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to the Effective Interest Rate (as defined in the Loan and Security Agreement) which is equal to the sum of the Prime Rate published in the Wall Street Journal (currently 5.50%) plus one percent (1.00%). The debt facility is to have interest-only monthly payments due for the first eighteen months from the funding date and then monthly principal and interest payments are due through the remainder of the term which has a maturity date of October 1, 2023. In connection with the facility, Fennec granted Bridge Bank a warrant to purchase up to 39,130 common shares at an exercise price of $6.80 per common share, for a term of ten years from the date of issuance, subject to early termination under certain conditions.

The Company believes the aforementioned debt facility, along with current cash on hand, provides sufficient funding for the Company to carry-out its planned activities including NDA approval and the commencement of commercialization efforts for the next twelve to fifteen months as it continues its strategic development of PEDMARKTM.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.	Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The Company's accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at March 31, 2019 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended March 31, 2019 included estimates necessary to value grants of stock options to contractors, employees and various contractors and warrants issued to Bridge Bank to secure debt facility, disclosed in Note 5.

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

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, and adoption as of January 1, 2019. The Company concluded after evaluation, that the impact of ASU 2018-07 on our consolidated financial statements and disclosures was de minimis.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-10 and 2018-11 which permit application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The ASU is effective for us on January 1, 2019. We have concluded the impact of this guidance is negligible on our consolidated financial statements, given we have no material leases.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2019, the Company had $20,231 in cash, savings and money market accounts ($22,781 at December 31, 2018). At March 31, 2019, the Company held $301 in cash of which $110 (as presented in U.S. dollars) was in Canadian dollars ($121 at December 31, 2018 as presented in U.S. dollars). At March 31, 2019, the Company held $19,930 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

	Three Months Ended March 31,
	2019	2018
Numerator:
Net (loss)	$(2,626)	$(1,568)

Denominator:
Weighted-average common shares, basic	19,896	18,430

Dilutive effect of stock options	-	-
Dilutive effect of warrants	-	-
Incremental dilutive shares	-	-

Weighted-average common shares, dilutive	19,896	18,430

Net (loss) per share, basic and diluted	$(0.13)	$(0.09)

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	2,498	2,502
Warrants to purchase common stock	39	1,312

4.	Derivative Instruments

As of March 31, 2019 and 2018, the Company no longer has outstanding derivative instruments. Prior to March 31, 2018, the Company had outstanding options denominated in Canadian dollars which were not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company's functional currency is U.S. dollars. Therefore, these options were treated as derivative financial instruments and recorded at their fair value as a liability. All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency and are included in stockholders' equity.

These options were recorded at their fair value as a liability at issuance and were re-measured at fair value as a liability at each subsequent balance sheet date until they were exercised, forfeited or expired. Any change in value between reporting periods was recorded as unrealized gain/(loss). The fair value of these options was estimated using the Black-Scholes option-pricing model.

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three-month periods ended March 31, 2019 and 2018 are summarized in the table below. There is no cash flow impact for these derivatives until the options are exercised. When the options are exercised, the Company receives the proceeds from the exercise at the current exchange rate at the time of exercise.

	Fair Value as of March 31,		Three Months Ended March 31,
Gain/(Loss) on Derivative Instruments	2019	2018	2019	2018
Options to contractors	$-	$-	$-	$167
Gain/(loss) on Derivative Instruments	$-	$-	$-	$167

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

There are no Canadian dollar denominated contractor options remaining.

5.	Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no-par common stock.

Warrants to Purchase Common Stock

During the quarter ended March 31, 2019, the Company issued warrants to purchase common stock priced in U.S. dollars with a weighted average price of $6.80 and had a weighted average remaining life of 9.83 years as of March 31, 2019. During the three-months ended March 31, 2019, there were 0 warrants exercised resulting in gross proceeds to the Company of $0. The following table details the Company’s warrant activity from March 31, 2018:

Investor Warrants	Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price $USD
Outstanding March 31, 2018	1,312	1.50
Exercised	(292)	1.50
Outstanding June 30, 2018	1,020	1.50
Exercised	(229)	1.50
Outstanding September 30, 2018	791	1.50
Exercised	(791)	1.50
Outstanding December 31, 2018	-	1.50
Issued	39	6.80
Outstanding March 31, 2019	39	6.80
Total	39	6.80

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The value of warrants issued was estimated using the Black-Scholes option pricing model using the following assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The Company capitalized the non-cash expense of $255 associated with issuing the above warrants on February 1, 2019. The Company also incurred legal, professional and share registration fees totaling $71 which were also capitalized. The combined capitalized asset, deferred issuance cost, has been placed on the balance sheet.

Valuation Assumptions
Black-Scholes Model Assumptions	February 1, 2019
Expected dividend	0.00%
Risk free rate	2.70%
Expected volatility	179%
Expected life	10 years

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 5,000 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of seven years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Contractor options expense recognized	$43	$114
Employee options expense recognized	221	174
Total option expense recognized	$264	$288

Stock option activity

The following is a summary of option activity for each of the quarterly periods in fiscal year 2019 for stock options denominated in U.S. dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2018	1,850	$3.80
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2019	1,850	$3.80

During the three-month period ended March 31, 2019, there was no US denominated option activity. Of the 1,850 options granted and outstanding at March 31, 2019, 1,630 are fully vested and exercisable.

The following is a summary of option activity for the three-month periods ended March 31, 2019 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2018	648	$2.43
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2019	648	$2.43

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

For the three-month period ended March 31, 2019, there was no issuance activity related to Canadian dollar denominated options. As of March 31, 2019, all 648 outstanding options denominated in Canadian dollars were fully vested and exercisable.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were no options issued during the three months ended March 31, 2019, (210 for the same period in 2018). Assumptions for the valuation of the option grants are described in the table below:

	Three Months Ended March 31,
Black-Scholes Model Assumptions	2019	2018
Expected dividend	N/A	0.00%
Risk free rate	N/A	2.70%
Expected volatility	N/A	389%
Expected life	N/A	7 years

6.	Fair Value Measurements

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at March 31, (in thousands)
	Quoted Price in Active Market for Identical Instruments				Significant Other Observable Inputs		Significant Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2019		2018		2019	2018	2019	2018	2019	2018
Assets
Cash and cash equivalents	301	(1)	5,791	(1)	19,930	20,928	-	-	20,231	26,719
Liabilities
Derivative liabilities	-		-		-	-	-	-	-	-

(1)	The Company held approximately, $301 in cash as of March 31, 2019, of which approximately, $110 was in Canadian funds (translated into U.S. dollars). As of March 31, 2018, the Company held approximately $5,791 of which approximately $141 was in Canadian funds (translated into U.S. dollars).

7.	Commitments and Contingencies

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

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary (as of May 10, 2019 $400,000). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to six months of salary (as of May 10, 2019 $145,000).

Leases

We have an operating lease in Research Triangle Park, North Carolina utilizing small space within a commercial building. The operating lease has payments of $200 per month with no scheduled increases. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due.

Loan Security Agreement

On February 1, 2019, the Company’s wholly owned subsidiary of Fennec Pharmaceuticals Inc. entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation (the “Bank”), pursuant to which the Bank agreed to loan $12.5 million to Fennec Pharmaceuticals, Inc., to be made available upon New Drug Application (“NDA”) approval of PEDMARK by no later than September 30, 2020. The proceeds from the loan will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Interest under the Term Loans shall bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to the Effective Interest Rate (as defined in the Loan and Security Agreement) which is equal to the sum of the Prime Rate published in the Wall Street Journal (currently 5.50%) plus one percent (1.00%). The debt facility is to have interest-only monthly payments due for the first eighteen months from the funding date and then monthly principal and interest payments are due through the remainder of the term which has a maturity date of October 1, 2023. In connection with the facility, Fennec granted Bridge Bank a warrant to purchase up to 39,130 common shares at an exercise price of $6.80 per common share, for a term of ten years from the date of issuance, subject to early termination under certain conditions.

The combined value of the granted warrants and the associated costs to secure the loan facility (approximately $326 thousand) were capitalized on the balance sheet as a long-term asset. The asset, deferred issuance cost, will be amortized evenly over the full term of the agreement (56 months). During the quarter ended March 31, 2019, the Company recorded interest expense of roughly $12 as a result of the amortization of the asset related to deferred issuance cost.

8.	Subsequent Events

Management has evaluated subsequent events through the date of this filing and concluded there are no events of significance which require disclosure.

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

Overview

Lead Product Candidate PEDMARKTM

The following is our only lead product candidate in the clinical stage of development:

•	PEDMARKTM (a unique formulation of sodium thiosulfate (STS)) – sodium thiosulfate in a novel formulation, announced results of two Phase 3 clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children including the pivotal Phase 3 study SIOPEL 6 , “A Multicentre Open Label Randomised Phase 3 Trial of the Efficacy of Sodium Thiosulfate in Reducing Ototoxicity in Patients Receiving Cisplatin Chemotherapy for Standard Risk Hepatoblastoma,” and the proof of concept Phase 3 study “A Randomized Phase 3 Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children”.

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

We initiated our rolling New Drug Application (NDA) for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors in December 2018. The Company is targeting completing the NDA submission in late 2019 to early 2020 with potential first commercial launch of PEDMARKTM in the second half of 2020. In March 2018, PEDMARKTM received Breakthrough Therapy and Fast Track designations from the FDA. Further, PEDMARKTM has received Orphan Drug Designation in the US in this setting.

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

The proportion of subjects with hearing loss assessed at 4 weeks post the final cisplatin dose (primary endpoint).

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

We generated a net loss of approximately $2.6 million for the three-months ended March 31, 2019 and a net loss of $1.6 million for the three-months ended March 31, 2018 (inclusive of a non-cash gain on derivatives of $0.00 million and $0.17 million for the three-months ended March 31, 2019 and 2018, respectively). As of March 31, 2019, our accumulated deficit was approximately $133.9 million ($131.3 million at December 31, 2018).

We believe that our cash and cash equivalents as of March 31, 2019, which totaled $20.2 million, plus the Loan Security Agreement with Bridge Bank, will be sufficient to meet our cash requirements through the next twelve to fifteen months including NDA approval and anticipated first commercial launch of PEDMARKTM. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended March 31, 2019 versus three months ended March 31, 2018:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S . Dollars	March 31, 2019%		March 31, 2018%		Change

Revenue	$-		$-		$-
Operating expenses:
Research and development	1,671	62%	689	38%	982
General and administration	1,009	38%	1,102	62%	(93)
Total operating expenses	2,680	100%	1,791	100%	889

Loss from operations	(2,680)		(1,791)		(889)

Unrealized gain/(loss) on derivatives	-		167		(167)
Other loss	-		(3)		3
Interest expense	(12)		-		(12)
Interest income and other	66		59		7

Net loss	$(2,626)		$(1,568)		$(1,058)

Research and development expenses increased by $982 for the three months ended March 31, 2019 over the same period in 2018 as the Company continued preparation for regulatory approval and commercial development of PEDMARKTM. This increase relates primarily to drug manufacturing activities and regulatory registration activities. General and administrative expenses decreased by $93 over same period in 2018. The reduction of $93 was related to advocacy expense and non-cash equity remuneration expense for contractors.

The Company no longer has derivative instruments on its books because all remaining Canadian dollar denominated options were exercised during the first fiscal quarter of 2018. Interest income was up significantly over the same period in 2018, due to higher interest rates on deposits.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through March 31, 2019, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net (Loss)/Income for the Period	Basic Net (Loss)/Income per Common Share	Diluted Net (Loss)/Income per Common Share
June 30, 2017	(1,598)	(0.11)	(0.11)
September 30, 2017	(2,352)	(0.15)	(0.15)
December 31, 2017	(2,290)	(0.15)	(0.15)
March 31, 2018	(1,568)	(0.09)	(0.09)
June 30, 2018	(2,587)	(0.14)	(0.14)
September 30, 2018	(2,749)	(0.14)	(0.14)
December 31, 2018	(2,984)	(0.15)	(0.15)
March 31, 2019	(2,626)	(0.13)	(0.13)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	March 31, 2019	December 31, 2018
Cash and cash equivalents	$20,231	$22,781
Other current assets	112	169
Current liabilities excluding derivative liabilities	1,451	1,637
Derivative liabilities	-	-
Working capital(1)	18,892	21,313
(1) [Current assets – current liabilities excluding derivative liability]
Selected equity:
Common stock	106,392	106,392
Accumulated deficit	(133,882)	(131,256)
Stockholders’ equity	19,206	21,313

Cash and cash equivalents were $20,231 at March 31, 2019 and $22,871 at December 31, 2018. The decrease in cash and cash equivalents between March 31, 2019 and December 31, 2018, is the result of cash spent on research and development and general and administrative activities offset by $66 in interest received on cash balances.

The following table illustrates a summary of cash flow data for the three-month periods of March 31, 2019 and 2018:

Dollar and shares in thousands	Three Months Ended March 31,
Selected cash flow data:	2019	2018
Net cash used in operating activities	$(2,479)	$(1,727)
Net cash provided by investing activities	-	-
Net cash (used in)/provided by financing activities	(71)	186
Decrease in cash and cash equivalents	$(2,550)	$(1,541)

Net cash used in operating activities for the three-months ended March 31, 2019 was $2,479. This is compared to $1,727 during the same period in 2018. These increases in cash outlays relate to the formulation and manufacturing of registration batches for PEDMARKTM and regulatory submission activities relating to the rolling NDA. The Company capitalized the legal and professional fees associated with securing the Bridge Bank loan facility. This resulted in a $71 cash outflow being recognized in financing activities for the three-months ended March 31, 2019, compared to $186 during the same period in 2018. The $186 provided by financing activities for the three-months ended March 31, 2018, derived from the exercise of 23 options and 50 warrants.

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

Outstanding Share Information

The outstanding share data for our company as of March 31, 2019 and December 31, 2018 was as follows (in thousands):

	March 31, 2019	December 31, 2018	Change
Common shares	19,896	19,896	-
Warrants	39	-	39
Stock options	2,498	2,498	-
Total	22,433	22,394	39

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2019, we had approximately $20,231 in cash accounts ($19,930 in savings and money market accounts, and $301 in checking accounts). We have not experienced any loss or write down of our money market investments since inception.

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

Research and development expenses for the three months ended March 31, 2019 and 2018 were $1,671 and $689, respectively. The Company has increased its research and development expenses related to PEDMARKTM as a result of the Company’s drug manufacturing activities related to the preparation for registration batches and regulatory expenses associated with the rolling NDA submission of PEDMARKTM.

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

Our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

At March 31, 2019, we had $19,930 in money market investments and savings accounts as compared to $22,012 at December 31, 2018; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At March 31, 2019, the Company held approximately $147 thousand Canadian dollars ($110 thousand as presented to U.S. dollars). At December 31, 2018, the Company held approximately $166 thousand Canadian dollars ($121 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

(b)       Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 15, 2019 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, Item 1A – Risk Factors.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

Item 2. Recent Sales of Unregistered Securities.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2019 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: May 10, 2019	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 10, 2019	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

