Form 10-Q
period 2019-06-30
FENNEC PHARMACEUTICALS INC.
filed 2019-08-09
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, there were 19,895,830 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	June 30, 2019	December 31,
	(unaudited)	2018

Assets

Current assets:
Cash and cash equivalents	$17,475	$22,781
Prepaid expenses	56	168
Other current assets	1	1
Total current assets	17,532	22,950

Non-current assets:
Deferred issuance costs	326	-
Amortization of deferred issuance costs	(29)	-
Total non-current assets:	297	-

Total assets	$17,829	$22,950

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$1,228	$1,032
Accrued liabilities	125	605
Total current liabilities	1,353	1,637

Commiments and Contingencies (Note 7)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 19,896 shares issued and outstanding (2018-19,896)	106,392	106,392
Additional paid-in capital	47,453	44,934
Accumulated deficit	(138,612)	(131,256)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	16,476	21,313
Total liabilities and stockholders’ equity	$17,829	$22,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	1,969	798	3,640	1,487
General and administrative	2,844	1,867	3,853	2,969

Loss from operations	(4,813)	(2,665)	(7,493)	(4,456)

Other (expense) income :
Unrealized gain (Note 4)	-	-	-	167
Other (loss)/gain	(10)	5	(10)	2
Interest expense	(17)	-	(29)	-
Interest income and other	110	73	176	132
Total other income/(expense), net	83	78	137	301

Net loss	$(4,730)	$(2,587)	$(7,356)	$(4,155)

Basic net loss per common share	$(0.24)	$(0.14)	$(0.37)	$(0.22)
Diluted net loss per common share	$(0.24)	$(0.14)	$(0.37)	$(0.22)
Weighted-average number of common shares outstanding, basic	19,896	18,585	19,896	18,508
Weighted-average number of common shares outstanding, diluted	19,896	18,585	19,896	18,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Cash flows used in:
Operating activities:
Net loss	$(4,730)	$(2,587)	$(7,356)	$(4,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative	-	-	-	(167)
Amortization of deferred issuance cost	17	-	29	-
Stock-based compensation - contractors	331	83	374	197
Stock-based compensation - employees	1,669	1,207	1,890	1,381
Changes in operating assets and liabilities:
Prepaid assets	52	47	112	68
Other current assets	3	6	-	9
Accounts payable	(70)	(324)	196	(146)
Accrued liabilities	(28)	(2)	(480)	(484)
Net cash used in operating activities	(2,756)	(1,570)	(5,235)	(3,297)

Financing activities:
Short swing profit judgment offset with settlement expense	-	18	-	18
Capitalized deferred issuance cost	-	-	(71)	-
Options and warrants exercised	-	473	-	659
Net cash provided by financing activities	-	491	(71)	677

Decrease in cash and cash equivalents	(2,756)	(1,079)	(5,306)	(2,620)
Cash and cash equivalents - Beginning of period	20,231	26,719	22,781	28,260
Cash and cash equivalents - End of period	$17,475	$25,640	$17,475	$25,640

Non-cash deferred issuance
cost (warrant value)	$-	$-	$255	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity

Three and Six-Months Ended June 30, 2019 and 2018

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 5)	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2018	19,896	$106,392	$44,934	$(131,256)	$1,243	$21,313
Stock options issued to employees	-	-	221	-	-	221
Stock options issued to contractors	-	-	43	-	-	43
Warrants issued to consultants	-	-	255	-	-	255
Net loss	-	-	-	(2,626)	-	(2,626)
Balance at March 31, 2019	19,896	$106,392	$45,453	$(133,882)	$1,243	$19,206
Stock options issued to employees	-	-	1,669	-	-	1,669
Stock options issued to contractors	-	-	331	-	-	331
Net loss	-	-	-	(4,730)	-	(4,730)
Balance at June 30, 2019	19,896	$106,392	$47,453	$(138,612)	$1,243	$16,476

Balance at December 31, 2017	18,411	$103,045	$43,837	$(121,368)	$1,243	$26,757
Stock options issued to employees	-	-	174	-	-	174
Stock options issued to contractors	-	-	114	-	-	114
Exercise of stock options	23	71	(35)	-	-	36
Exercise of warrants	50	221	(71)	-	-	150
Net loss	-	-	-	(1,568)	-	(1,568)
Balance at March 31, 2018	18,484	103,337	44,019	(122,936)	1,243	25,663
Short swing profit Manchester	-	-	18	-	-	18
Stock options issued to employees	-	-	1,207	-	-	1,207
Stock options issued to contractors	-	-	83	-	-	83
Exercise of stock options	18	75	(40)	-	-	35
Exercise of warrants	292	598	(160)	-	-	438
Net loss	-	-	-	(2,587)	-	(2,587)
Balance at June 30, 2018	18,794	$104,010	$45,127	$(125,523)	$1,243	$24,857

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

During the three and six-months ended June 30, 2019, the Company incurred a loss from operations of $4,813 and $7,493, respectively. At June 30, 2019, it had an accumulated deficit of $138.6 million and had experienced negative cash flows from operating activities during the three and six-months ended June 30, 2019 of $2,756 and $5,235, respectively.

On February 1, 2019, the Company’s wholly-owned subsidiary, Fennec Pharmaceuticals Inc., entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation, pursuant to which the Bank agreed to loan $12.5 million to the Company, to be made available upon New Drug Application NDA approval of PEDMARK by no later than September 30, 2020. The proceeds from the loan will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Interest under the Term Loans shall bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to the Effective Interest Rate (as defined in the Loan and Security Agreement) which is equal to the sum of the Prime Rate published in the Wall Street Journal (currently 5.50%) plus one percent (1.00%). The debt facility is to have interest-only monthly payments due for the first eighteen months from the funding date and then monthly principal and interest payments are due through the remainder of the term which has a maturity date of October 1, 2023. In connection with the facility, Fennec granted Bridge Bank a warrant to purchase up to 39 common shares at an exercise price of $6.80 per common share, for a term of ten years from the date of issuance, subject to early termination under certain conditions.

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The Company's accounting policies are materially consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at June 30, 2019 and to state fairly the results for the periods presented. The most significant estimates utilized during the six months ended June 30, 2019 included estimates necessary to value grants of stock options to contractors, employees and warrants issued to Bridge Bank to secure debt facility, disclosed in Note 5.

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

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We adopted this policy as of January 1, 2019. The Company concluded after evaluation, that the impact of ASU 2018-07 on our consolidated financial statements and disclosures was de minimis.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-10 and 2018-11 which permit application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The ASU was effective for us on January 1, 2019. We have concluded the impact of this guidance is negligible on our consolidated financial statements, given we have no material leases.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2019, the Company had $17,475 in cash, savings and money market accounts ($22,781 at December 31, 2018). At June 30, 2019, the Company held $135 in cash of which $74 (as presented in U.S. dollars) was in Canadian dollars ($121 at December 31, 2018 as presented in U.S. dollars). At June 30, 2019, the Company held $17,340 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net (loss)	$(4,730)	$(2,587)	$(7,356)	$(4,155)

Denominator:
Weighted-average common shares, basic	19,896	18,585	19,896	18,508

Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Incremental dilutive shares	-	-	-	-

Weighted-average common shares, dilutive	19,896	18,585	19,896	18,508

Net (loss) per share, basic and diluted	$(0.24)	$(0.14)	$(0.37)	$(0.22)

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	2,843	2,579	2,843	2,579
Warrants to purchase common stock	39	1,020	39	1,020

4.	Derivative Instruments

As of June 30, 2019 and 2018, the Company no longer has outstanding derivative instruments. Prior to March 31, 2018, the Company had outstanding options denominated in Canadian dollars which were not considered to be indexed to its own stock because the exercise price was denominated in Canadian dollars and the Company's functional currency is U.S. dollars. Therefore, these options were treated as derivative financial instruments and recorded at their fair value as a liability. All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency and are included in stockholders' equity.

These options were recorded at their fair value as a liability at issuance and were re-measured at fair value as a liability at each subsequent balance sheet date until they were exercised, forfeited or expired. Any change in value between reporting periods was recorded as unrealized gain/(loss). The fair value of these options was estimated using the Black-Scholes option-pricing model.

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three and six-month periods ended June 30, 2019 and 2018 are summarized in the table below. There is no cash flow impact for these derivatives until the options are exercised. When the options are exercised, the Company receives the proceeds from the exercise at the current exchange rate at the time of exercise.

	Three Months ended June 30,		Six Months Ended June 30,
Gain on Derivative Instruments	2019	2018	2019	2018
Options to contractors	$-	$-	$-	$167
Gain on Derivative Instruments	$-	$-	$-	$167

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

Warrants to Purchase Common Stock

On February 1, 2019, the Company issued warrants to purchase common stock priced in U.S. dollars with a weighted average price of $6.80 and had weighted average remaining life of 9.58 years as of June 30, 2019. During the three and six-months ended June 30, 2019, there were 0 warrants exercised resulting in gross proceeds to the Company of $0. The following table details the Company’s warrant activity from December 31, 2018:

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Investor Warrants	Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price $USD
Outstanding December 31, 2018	-	-
Issued	39	6.80
Outstanding March 31, 2019	39	6.80
Issued	-	-
Outstanding June 30, 2019	39	6.80
Total	39	6.80

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

Stock option plan

On June 18, 2019, shareholders of the Company approved a resolution amending the maximum duration of options granted from eight (8) years to ten (10) years. At that same time, shareholders of the Company approved a resolution to extend the life of certain allocated options to the maximum term of ten (10) years. The weighted average life of affected options was increased by 2.98 years and the extension resulted in an increase in the fair value of all affected options by $1,438. The Company recognized $1,285 in expense immediately on all fully vested options. It will recognize an additional $153 in expense over the remaining vesting terms of the affected options.

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 5,000 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three and six-month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractor options expense recognized	$331	$83	$374	$197
Employee options expense recognized	1,669	1,207	1,890	1,381
Total option expense recognized	$2,000	$1,290	$2,264	$1,578

Stock option activity

The following is a summary of option activity for each of the quarterly periods in fiscal year 2019 for stock options denominated in U.S. dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2018	1,850	$3.80
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2019	1,850	$3.80
Granted	345	4.69
Outstanding at June 30, 2019	2,195	$3.94

During the three-month period ended June 30, 2019, there were 345 US denominated options issued. Of the 2,195 US denominated options granted and outstanding at June 30, 2019, 1,762 are fully vested and exercisable.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following is a summary of option activity for the three and six-month periods ended June 30, 2019 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2018	648	$2.43
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2019	648	$2.43
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2019	648	$2.43

For the three and six-month periods ended June 30, 2019, there was no issuance activity related to Canadian dollar denominated options. As of June 30, 2019, all 648 outstanding options denominated in Canadian dollars were fully vested and exercisable.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were 345 options issued during the three months ended June 30, 2019, (95 for the same period in 2018). Assumptions for the valuation of the option grants are described in the table below:

	Three Months Ended June 30,
Black-Scholes Model Assumptions	2019 (Employee grants)	2019 (Board of director grants)	2018
Expected dividend	0.00%	0.00%	0.00%
Risk free rate	2.41%	2.06%	2.73-2.88%
Expected volatility	136%	156%	139-144%
Expected life	7 years	10 years	7 years

6.	Fair Value Measurements

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at June 30, (in thousands)
	Quoted Price in Active Market for Identical Instruments			Significant Other Observable Inputs		Significant Unobservable Inputs
	Level 1			Level 2		Level 3		Total
	2019	2018		2019	2018	2019	2018	2019	2018
Assets
Cash and cash equivalents	135 (1)	6,032	(1)	17,340	19,608	-	-	17,475	25,640
Liabilities
Derivative liabilities	-	-		-	-	-	-	-	-

(1)	The Company held approximately, $135 in cash as of June 30, 2019, of which approximately, $74 was in Canadian funds (translated into U.S. dollars). As of June 30, 2018, the Company held approximately $6,032 of which approximately $80 was in Canadian funds (translated into U.S. dollars).

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

7.	Commitments and Contingencies

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

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary ($400,000). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to six months of salary ($145,000).

Leases

We have an operating lease in Research Triangle Park, North Carolina utilizing small space within a commercial building. The operating lease has payments of $200 per month with no scheduled increases. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due.

Loan Security Agreement

On February 1, 2019, the Company’s wholly owned subsidiary Fennec Pharmaceuticals Inc. entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation (the “Bank”), pursuant to which the Bank agreed to loan $12.5 million to Fennec Pharmaceuticals, Inc., to be made available upon New Drug Application (“NDA”) approval of PEDMARK by no later than September 30, 2020. The proceeds from the loan will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Interest under the Term Loans shall bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to the Effective Interest Rate (as defined in the Loan and Security Agreement) which is equal to the sum of the Prime Rate published in the Wall Street Journal (currently 5.50%) plus one percent (1.00%). The debt facility is to have interest-only monthly payments due for the first eighteen months from the funding date and then monthly principal and interest payments are due through the remainder of the term which has a maturity date of October 1, 2023. In connection with the facility, Fennec granted Bridge Bank a warrant to purchase up to 39 common shares at an exercise price of $6.80 per common share, for a term of ten years from the date of issuance, subject to early termination under certain conditions.

The combined value of the granted warrants and the associated costs to secure the loan facility (approximately $326 thousand) were capitalized on the balance sheet as a long-term asset. The asset, deferred issuance cost, will be amortized evenly over the full term of the agreement (56 months). During the quarter ended June 30, 2019, the Company recorded interest expense of roughly $17 ($29 since inception), as a result of the amortization of the asset related to deferred issuance cost.

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

9.	Subsequent Events

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

We initiated our rolling New Drug Application (NDA) for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors in December 2018. The Company is targeting completing the NDA submission in late 2019 to early 2020 and if approved a potential first commercial launch of PEDMARKTM in the second half of 2020. In March 2018, PEDMARKTM received Breakthrough Therapy and Fast Track designations from the FDA. Further, PEDMARKTM has received Orphan Drug Designation in the US in this setting.

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

We generated a net loss of approximately $7.4 million for the six-months ended June 30, 2019 and a net loss of $4.2 million for the six-months ended June 30, 2018 (inclusive of a non-cash gain on derivatives of $0.00 million and $0.17 million for the six-months ended June 30, 2019 and 2018, respectively). As of June 30, 2019, our accumulated deficit was approximately $138.6 million ($131.3 million at December 31, 2018).

We believe that our cash and cash equivalents as of June 30, 2019, which totaled $17.5 million, plus the Loan Security Agreement with Bridge Bank, will be sufficient to meet our cash requirements through the next twelve to fifteen months including NDA approval and anticipated first commercial launch of PEDMARKTM. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended June 30, 2019 versus three months ended June 30, 2018:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2019%		June 30, 2018%		Change

Operating expenses:
Research and development	$1,969	41%	$798	30%	$1,171
General and administration	2,844	59%	1,867	70%	977
Total operating expenses	4,813	100%	2,665	100%	2,148

Loss from operations	(4,813)		(2,665)		(2,148)

Other (loss)/gain	(10)		5		(15)
Interest expense	(17)		-		(17)
Interest income and other	110		73		37

Net loss	$(4,730)		$(2,587)		$(2,143)

Research and development expenses increased by $1,171 for the three months ended June 30, 2019 over the same period in 2018 as the Company continued preparation for regulatory approval and commercial development of PEDMARKTM. This increase relates primarily to drug manufacturing activities and regulatory registration activities. General and administrative expenses increased by $977 over same period in 2018. This increase is mainly the result of the additional non-cash expense resulting from the revaluing all vested options when their terms were extended at the annual shareholder’s meeting. This revaluing added and additional $1,285 in option expense for the second quarter of 2019. Despite this addition, net total option expense for the three months ended June 30, 2019 only increased by $710 over the same period in 2018. The remaining increase of $267 in general and administrative expenses is primarily associated with increases in professional fees and employee compensation.

Other (loss)/gain was driven mainly by fluctuations in its foreign currency transactions and is a non-cash expense. The Company has vendors that transact in Euro, Great British Pounds and Canadian Dollars There was a loss of $15 in other (loss)/gain for the three months ended June 30, 2019 over the same period in 2019. Interest expense is also a non-cash expense and relates to amortization of the deferred issuance cost of the loan facility. Interest expense was $17 and $0 for the three months ended June 30, 2019 and 2018, respectively. Interest income was $37 higher for the three months ended June 30, 2019 over the same period in 2018.

Interest income was up significantly over the same period in 2018, due to higher interest rates on deposits.

	Six Months		Six Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2019%		June 30, 2018%		Change

Operating expenses:
Research and development	$3,640	49%	$1,487	33%	$2,153
General and administration	3,853	51%	2,969	67%	884
Total operating expenses	7,493	100%	4,456	100%	3,037

Loss from operations	(7,493)		(4,456)		(3,037)

Unrealized gain on derivatives	-		167		(167)
Other (loss)/gain	(10)		2		(12)
Interest expense	(29)		-		(29)
Interest income and other	176		132		44

Net loss	$(7,356)		$(4,155)		$(3,201)

Total research and development expenses were up by $2,153 for the six months ended June 30, 2019 over the same period in 2018. This sharp increase relates primarily to drug manufacturing activities and preparations for registration batches. General and administrative costs increased by $884 over the prior year in the same period. This largest portion of this increase relates to the additional non-cash expense resulting from the revaluing all vested options when their terms were extended at the annual shareholder’s meeting. Total option expense for the for the six months ended June 30, 2019 increased by $729 over the same period in 2018. The remaining increases in general and administrative expenses is primarily associated with increases in professional fees and employee compensation.

For the six-month period ended June 30, 2018, the Company posted an unrealized gain of $167 as the final derivative liabilities on its books were extinguished. Other (loss)/gain was down by $12 for the six months ended June 30, 2019 over the same period in 2018. For the six-months period ended June 30, 2019 the Company recognized $29 interest expense as it amortizes the deferred issuance cost associated with the loan facility arranged with Bridge Bank. Interest income was up slightly ($44) over the same period in 2018, due to higher interest rates on deposits.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through June 30, 2019, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net (Loss)/Income for the Period	Basic Net (Loss)/Income per Common Share	Diluted Net (Loss)/Income per Common Share
September 30, 2017	(2,352)	(0.15)	(0.15)
December 31, 2017	(2,290)	(0.15)	(0.15)
March 31, 2018	(1,568)	(0.09)	(0.09)
June 30, 2018	(2,587)	(0.14)	(0.14)
September 30, 2018	(2,749)	(0.14)	(0.14)
December 31, 2018	(2,984)	(0.15)	(0.15)
March 31, 2019	(2,626)	(0.13)	(0.13)
June 30, 2019	(4,730)	(0.24)	(0.24)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	June 30, 2019	December 31, 2018
Cash and cash equivalents	$17,475	$22,781
Other current assets	57	169
Current liabilities	1,353	1,637
Working capital(1)	16,179	21,313
(1) [Current assets – current liabilities]
Selected equity:
Common stock	106,392	106,392
Accumulated deficit	(138,612)	(131,256)
Stockholders’ equity	16,476	21,313

Cash and cash equivalents were $17,475 at June 30, 2019 and $22,781 at December 31, 2018. The decrease in cash and cash equivalents between June 30, 2019 and December 31, 2018, is the result of cash spent on research and development and general and administrative activities offset by $176 in interest received on cash balances.

The following table illustrates a summary of cash flow data for the three and six-month periods of June 30, 2019 and 2018:

Dollar and shares in thousands	Three Months Ended June 30,		Six Months Ended June 30,
Selected cash flow data:	2019	2018	2019	2018
Net cash used in operating activities	$(2,756)	$(1,570)	$(5,235)	$(3,297)
Net cash provided by investing activities	-	-	-	-
Net cash provided in/(used by) in financing activities	-	491	(71)	677
Decrease in cash and cash equivalents	$(2,756)	$(1,079)	$(5,306)	$(2,620)

Net cash used in operating activities for the three and six-months ended June 30, 2019 was $2,756 and $5,235 respectively. This is compared to $1,570 and $3,297 during the same periods in 2018. These increases in cash outlays relate to the formulation and manufacturing of registration batches for PEDMARKTM and regulatory submission activities relating to the rolling NDA. The Company capitalized the legal and professional fees associated with securing the Bridge Bank loan facility. This resulted in a $71 cash outflow being recognized in financing activities for the six-months ended June 30, 2019. During the same period in 2018, the Company received $428, $221 and $18 from the exercise of 342 warrants, 41 options and the short swing profit settlement with shareholder, respectively. The $491 provided by financing activities for the three-months ended June 30, 2018, derived from the exercise of 18 options and 291 warrants and the short swing profit settlement with shareholder.

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

Outstanding Share Information

The outstanding share data for our company as of June 30, 2019 and December 31, 2018 was as follows (in thousands):

	June 30, 2019	December 31, 2018	Change
Common shares	19,896	19,896	-
Warrants	39	-	39
Stock options	2,843	2,498	345
Total	22,778	22,394	384

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2019, we had approximately $17,475 in cash accounts ($17,340 in savings and money market accounts, and $135 in checking accounts). We have not experienced any loss or write down of our money market investments since inception.

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

Research and development expenses for the three-months ended June 30, 2019 and 2018 were $1,969 and $798, respectively and for the six-months then ended, $3,640 and $1,487, respectively. The Company has increased its research and development expenses related to PEDMARKTM as a result of the Company’s drug manufacturing activities related to the preparation for registration batches and regulatory expenses associated with the rolling NDA submission of PEDMARKTM.

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

Our accounting policies are materially consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

At June 30, 2019, we had $17,340 in money market investments and savings accounts as compared to $22,012 at December 31, 2018; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At June 30, 2019, the Company held approximately $97 thousand Canadian dollars ($74 thousand as presented to U.S. dollars). At December 31, 2018, the Company held approximately $166 thousand Canadian dollars ($121 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

Item 2. Recent Sales of Unregistered Securities.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2019 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 9, 2019	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 9, 2019	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

