Form 10-Q
period 2019-09-30
FENNEC PHARMACEUTICALS INC.
filed 2019-11-12
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 19,895,830 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	September 30, 2019	December 31,
	(unaudited)	2018
Assets

Current assets:
Cash and cash equivalents	$15,240	$22,781
Prepaid expenses	387	168
Other current assets	-	1
Total current assets	15,627	22,950

Non-current assets:
Deferred issuance costs	326	-
Amortization of deferred issuance costs	(46)	-
Total non-current assets:	280	-

Total assets	$15,907	$22,950

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$788	$1,032
Accrued liabilities	117	605
Total current liabilities	905	1,637

Commiments and Contingencies (Note 7)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 19,896 shares issued and outstanding (2018-19,896)	106,392	106,392
Additional paid-in capital	47,788	44,934
Accumulated deficit	(140,421)	(131,256)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	15,002	21,313
Total liabilities and stockholders’ equity	$15,907	$22,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	795	1,798	4,435	3,285
General and administrative	1,068	1,050	4,921	4,019

Loss from operations	(1,863)	(2,848)	(9,356)	(7,304)

Other (expense) income :
Unrealized gain (Note 4)	-	-	-	167
Other (loss)/gain	1	(2)	(9)	-
Amortization expense	(17)	-	(46)	-
Interest income and other	70	101	246	233
Total other income/(expense), net	54	99	191	400

Net loss	$(1,809)	$(2,749)	$(9,165)	$(6,904)

Basic net loss per common share	$(0.09)	$(0.14)	$(0.46)	$(0.37)
Diluted net loss per common share	$(0.09)	$(0.14)	$(0.46)	$(0.37)
Weighted-average number of common shares outstanding, basic	19,896	18,968	19,896	18,648
Weighted-average number of common shares outstanding, diluted	19,896	18,968	19,896	18,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Cash flows used in:
Operating activities:
Net loss	$(1,809)	$(2,749)	$(9,165)	$(6,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative	-	-	-	(167)
Amortization of deferred issuance cost	17	-	46	-
Stock-based compensation - contractors	21	46	395	243
Stock-based compensation - employees	314	222	2,204	1,603
Changes in operating assets and liabilities:
Prepaid assets	(331)	(351)	(219)	(283)
Other current assets	1	4	1	13
Accounts payable	(440)	1,157	(244)	1,011
Accrued liabilities	(8)	72	(488)	(412)
Net cash used in operating activities	(2,235)	(1,599)	(7,470)	(4,896)

Financing activities:
Short swing profit judgment offset with settlement expense	-	-	-	18
Capitalized deferred issuance cost	-	-	(71)	-
Options and warrants exercised	-	483	-	1,142
Net cash provided by/(used in) financing activities	-	483	(71)	1,160

Decrease in cash and cash equivalents	(2,235)	(1,116)	(7,541)	(3,736)
Cash and cash equivalents - Beginning of period	17,475	25,640	22,781	28,260
Cash and cash equivalents - End of period	$15,240	$24,524	$15,240	$24,524

Non-cash deferred issuance cost (warrant value)	$-	$-	$255	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity

Three and nine-Months Ended September 30, 2019 and 2018

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 5)	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2018	19,896	$106,392	$44,934	$(131,256)	$1,243	$21,313
Stock options issued to employees	-	-	221	-	-	221
Stock options issued to contractors	-	-	43	-	-	43
Warrants issued to consultants	-	-	255	-	-	255
Net loss	-	-	-	(2,626)	-	(2,626)
Balance at March 31, 2019	19,896	$106,392	$45,453	$(133,882)	$1,243	$19,206
Stock options issued to employees	-	-	1,669	-	-	1,669
Stock options issued to contractors	-	-	331	-	-	331
Net loss	-	-	-	(4,730)	-	(4,730)
Balance at June 30, 2019	19,896	$106,392	$47,453	$(138,612)	$1,243	$16,476
Stock options issued to employees	-	-	314	-	-	314
Stock options issued to contractors	-	-	21	-	-	21
Net loss	-	-	-	(1,809)	-	(1,809)
Balance at September 30, 2019	19,896	$106,392	$47,788	$(140,421)	$1,243	$15,002

Balance at December 31, 2017	18,411	$103,045	$43,837	$(121,368)	$1,243	$26,757
Stock options issued to employees	-	-	174	-	-	174
Stock options issued to contractors	-	-	114	-	-	114
Exercise of stock options	23	71	(35)	-	-	36
Exercise of warrants	50	221	(71)	-	-	150
Net loss	-	-	-	(1,568)	-	(1,568)
Balance at March 31, 2018	18,484	103,337	44,019	(122,936)	1,243	25,663
Short swing profit Manchester	-	-	18	-	-	18
Stock options issued to employees	-	-	1,207	-	-	1,207
Stock options issued to contractors	-	-	83	-	-	83
Exercise of stock options	18	75	(40)	-	-	35
Exercise of warrants	292	598	(160)	-	-	438
Net loss	-	-	-	(2,587)	-	(2,587)
Balance at June 30, 2018	18,794	104,010	45,127	(125,523)	1,243	24,857
Stock options issued to employees	-	-	222	-	-	222
Stock options issued to contractors	-	-	46	-	-	46
Exercise of stock options	81	290	(151)	-	-	139
Exercise of warrants	229	470	(126)	-	-	344
Net loss	-	-	-	(2,749)	-	(2,749)
Balance at September 30, 2018	19,104	$104,770	$45,118	$(128,272)	$1,243	$22,859

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

During the three and nine-months ended September 30, 2019, the Company incurred a loss from operations of $1,863 and $9,356, respectively. At September 30, 2019, the Company had an accumulated deficit of $140.4 million and had experienced negative cash flows from operating activities during the three and nine-months ended September 30, 2019 of $2,235 and $7,470, respectively.

On February 1, 2019, the Company’s wholly-owned subsidiary, Fennec Pharmaceuticals Inc., entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation, pursuant to which the Bank agreed to loan $12.5 million to the Company, to be made available upon New Drug Application (“NDA”) approval of PEDMARKTM by no later than September 30, 2020. The proceeds from the loan will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Interest under the Term Loans shall bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to the Effective Interest Rate (as defined in the Loan and Security Agreement) which is equal to the sum of the Prime Rate published in the Wall Street Journal (currently 5.0%) plus one percent (1.00%). The debt facility is to have interest-only monthly payments due for the first eighteen months from the funding date and then monthly principal and interest payments are due through the remainder of the term which has a maturity date of October 1, 2023. In connection with the facility, Fennec granted Bridge Bank a warrant to purchase up to 39 common shares at an exercise price of $6.80 per common share, for a term of ten years from the date of issuance, subject to early termination under certain conditions.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at September 30, 2019 and to state fairly the results for the periods presented. The most significant estimates utilized during the nine months ended September 30, 2019 included estimates necessary to value grants of stock options to contractors and employees and warrants issued to Bridge Bank in connection with the aforementioned debt facility, disclosed in Note 5.

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

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We adopted this policy as of January 1, 2019. The Company concluded after evaluation that the impact of ASU 2018-07 on our consolidated financial statements and disclosures was de minimis.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2019, the Company had $15,240 in cash, savings and money market accounts ($22,781 at December 31, 2018). At September 30, 2019, the Company held $104 in cash of which $39 (as presented in U.S. dollars) was in Canadian dollars ($121 at December 31, 2018 as presented in U.S. dollars). At September 30, 2019, the Company held $15,136 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator: Net (loss)	$(1,809)	$(2,749)	$(9,165)	$(6,904)

Denominator: Weighted-average common shares, basic	19,896	18,968	19,896	18,648

Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Incremental dilutive shares	-	-	-	-

Weighted-average common shares, dilutive	19,896	18,968	19,896	18,648

Net (loss) per share, basic and diluted	$(0.09)	$(0.14)	$(0.46)	$(0.37)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	3,018	2,498	3,018	2,498
Warrants to purchase common stock	39	792	39	792

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

4.	Derivative Instruments

As of September 30, 2019 and 2018, the Company no longer has outstanding derivative instruments. Prior to March 31, 2018, the Company had outstanding options denominated in Canadian dollars which were not considered to be indexed to its own stock because the exercise price was denominated in Canadian dollars and the Company's functional currency is U.S. dollars. Therefore, these options were treated as derivative financial instruments and recorded at their fair value as a liability. All other outstanding convertible instruments are considered to be indexed to the Company's stock, because their exercise price is denominated in the same currency as the Company's functional currency and are included in stockholders' equity.

These options were recorded at their fair value as a liability at issuance and were re-measured at fair value as a liability at each subsequent balance sheet date until they were exercised, forfeited or expired. Any change in value between reporting periods was recorded as unrealized gain/(loss). The fair value of these options was estimated using the Black-Scholes option-pricing model.

Comparative data related to gain/(loss) recorded on re-measurement of the derivative liability for the three and nine-month periods ended September 30, 2019 and 2018 are summarized in the table below. There is no cash flow impact for these derivatives until the options are exercised. When the options are exercised, the Company receives the proceeds from the exercise at the current exchange rate at the time of exercise.

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

Warrants to Purchase Common Stock

On February 1, 2019, the Company issued warrants to purchase common stock priced in U.S. dollars with a weighted average price of $6.80 and had weighted average remaining life of 9.33 years as of September 30, 2019. During the three and nine-months ended September 30, 2019, there were 0 warrants exercised resulting in gross proceeds to the Company of $0. The following table details the Company’s warrant activity from December 31, 2018:

Investor Warrants	Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price $USD
Outstanding December 31, 2018	-	-
Issued	39	6.80
Outstanding March 31, 2019	39	6.80
Issued	-	-
Outstanding June 30, 2019	39	6.80
Issued	-	-
Outstanding September 30, 2019	39	6.80
Total	39	6.80

The value of warrants issued was estimated using the Black-Scholes option pricing model using the following assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The Company capitalized the non-cash expense of $255 associated with issuing the above warrants on February 1, 2019. The Company also incurred legal, professional and share registration fees totaling $71 which were also capitalized. The combined capitalized asset, deferred issuance cost, has been placed on the balance sheet. The Company recognized $17 in amortization expense for the quarter ended September 30, 2019 and a total of $46 since inception.

Valuation Assumptions
Black-Scholes Model Assumptions	February 1, 2019
Expected dividend	0.00%
Risk free rate	2.70%
Expected volatility	179%
Expected life	10 years

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option plan

On June 18, 2019, shareholders of the Company approved a resolution amending the maximum duration of options granted from eight (8) years to ten (10) years. At that same time, shareholders of the Company approved a resolution to extend the life of certain allocated options to the maximum term of ten (10) years. The weighted average life of affected options was increased by 2.98 years and the extension resulted in an increase in the fair value of all affected options by $1,438. The Company recognized $1,285 in expense immediately on all fully vested options. It will recognize an additional $153 in expense over the remaining vesting terms of the affected options. During the quarter ended September 30, 2019, the Company recognized $22 in expense associated with these affected options.

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 5,000 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three and nine-month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractor options expense recognized	$21	$46	$395	$243
Employee options expense recognized	314	222	2,204	1,603
Total option expense recognized	$335	$268	$2,599	$1,846

Stock option activity

The following is a summary of option activity for each of the quarterly periods in fiscal year 2019 for stock options denominated in U.S. dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2018	1,850	$3.80
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2019	1,850	$3.80
Granted	345	$4.69
Outstanding at June 30, 2019	2,195	$3.94
Granted	175	$4.74
Outstanding at September 30, 2019	2,370	$4.00

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

During the three-month period ended September 30, 2019, there were 175 US denominated options issued. Of the 2,370 US denominated options granted and outstanding at September 30, 2019, 1,801 are fully vested and exercisable.

The following is a summary of option activity for the quarterly periods ended September 30, 2019 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2018	648	$2.43
Outstanding at March 31, 2019	648	$2.43
Outstanding at June 30, 2019	648	$2.43
Outstanding at September 30, 2019	648	$2.43

For the three and nine-month periods ended September 30, 2019, there was no issuance activity related to Canadian dollar denominated options. As of September 30, 2019, all 648 outstanding options denominated in Canadian dollars were fully vested and exercisable.

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were 175 options issued during the three months ended September 30, 2019 (0 for the same period in 2018). Assumptions for the valuation of the option grants are described in the table below:

Three Months Ended September 30,
Black-Scholes Model Assumptions	2019 (Employee grants)
Expected dividend	0.00%
Risk free rate	1.63%
Expected volatility	151%
Expected life	10 years

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at September 30, 2019 and December 31, 2018 (in thousands)
	Quoted Price in Active Market for Identical Instruments				Significant Other Observable Inputs		Significant Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2019		2018		2019	2018	2019	2018	2019	2018
Assets
Cash and cash equivalents	104	(1)	770	(1)	15,136	22,011	-	-	15,240	22,781
Liabilities
Derivative liabilities	-		-		-	-	-	-	-	-

(1)	The Company held approximately, $104 in cash as of September 30, 2019, of which approximately, $39 was in Canadian funds (translated into U.S. dollars). As of December 31, 2018, the Company held approximately $770 in cash of which approximately $121 was in Canadian funds (translated into U.S. dollars).

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

7.       Commitments and Contingencies

Oregon Health & Science University Agreement

On February 20, 2013, Fennec entered into a new exclusive license agreement with OHSU for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including STS and their use in oncology (the "OHSU Agreement"). OHSU will receive certain milestone payments, royalty on net sales for licensed products and a royalty on any consideration received from sublicensing of the licensed technology.

On May 18, 2015, Fennec negotiated an amendment ("Amendment 1") to the OHSU Agreement, which expands Fennec’s exclusive license to include the use of N-acetylcysteine as a standalone therapy and/or in combination with STS for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product.

The term of the OHSU Agreement as amended by Amendment 1 expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec or 8 years, whichever is later. In the event a licensed product obtains regulatory approval and is covered by the Orphan Drug Designation, the parties will in good faith amend the term of the agreement. STS is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States. The OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec also has the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement.

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

Loan and Security Agreement

On February 1, 2019, the Company’s wholly owned subsidiary Fennec Pharmaceuticals Inc. entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation (the “Bank”), pursuant to which the Bank agreed to loan $12.5 million to Fennec Pharmaceuticals, Inc., to be made available upon New Drug Application (“NDA”) approval of PEDMARKTM by no later than September 30, 2020. The proceeds from the loan will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Interest under the Term Loans shall bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to the Effective Interest Rate (as defined in the Loan and Security Agreement) which is equal to the sum of the Prime Rate published in the Wall Street Journal (currently 5.00%) plus one percent (1.00%). The debt facility is to have interest-only monthly payments due for the first eighteen months from the funding date and then monthly principal and interest payments are due through the remainder of the term which has a maturity date of October 1, 2023. In connection with the facility, Fennec granted Bridge Bank a warrant to purchase up to 39 common shares at an exercise price of $6.80 per common share, for a term of ten years from the date of issuance, subject to early termination under certain conditions.

The combined value of the granted warrants and the associated costs to secure the loan facility (approximately $326 thousand) were capitalized on the balance sheet as a long-term asset. The asset, deferred issuance cost, will be amortized evenly over the full term of the agreement (56 months). During the quarter ended September 30, 2019, the Company recorded amortization expense of roughly $17 ($46 since inception), as a result of the amortization of the asset related to deferred issuance cost.

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

We initiated our rolling New Drug Application (NDA) for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors in December 2018. The Company is targeting completing the NDA submission in early 2020 and if approved a potential first commercial launch of PEDMARKTM in the second half of 2020. In March 2018, PEDMARKTM received Breakthrough Therapy and Fast Track designations from the FDA. Further, PEDMARKTM has received Orphan Drug Designation in the US in this setting.

In September 2019, the Company announced the appointment of Shubh Goel as chief commercial officer. In this newly created position, Ms. Goel will build and oversee Fennec’s commercial strategy and organization, including both the launch and commercialization of PEDMARKTM, if approved.

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

We generated a net loss of approximately $9.2 million for the nine-months ended September 30, 2019 and a net loss of $6.9 million for the nine-months ended September 30, 2018 (inclusive of a non-cash gain on derivatives of $0.00 million and $0.17 million for the nine-months ended September 30, 2019 and 2018, respectively). As of September 30, 2019, our accumulated deficit was approximately $140.4 million ($131.3 million at December 31, 2018).

We believe that our cash and cash equivalents as of September 30, 2019, which totaled $15.2 million, plus the Loan Security Agreement with Bridge Bank, will be sufficient to meet our cash requirements through the next twelve to fifteen months including NDA approval and anticipated first commercial launch of PEDMARKTM in the second half of 2020. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended September 30, 2019 versus three months ended September 30, 2018:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2019%		September 30, 2018%		Change
Operating expenses:
Research and development	$795	43%	$1,798	63%	$(1,003)
General and administration	1,068	57%	1,050	37%	18
Total operating expenses	1,863	100%	2,848	100%	(985)

Loss from operations	(1,863)		(2,848)		985

Other (loss)/gain	1		(2)		3
Amortization expense	(17)		-		(17)
Interest income and other	70		101		(31)

Net loss	$(1,809)		$(2,749)		$940

Research and development expenses decreased by $1,003 for the three months ended September 30, 2019 over the same period in 2018 as the Company completed a significant part of the activities needed for regulatory approval of PEDMARKTM in the first six months of 2019. The decrease in the three months ended September 30, 2019 primarily relates to a decrease in manufacturing activities necessary for regulatory submissions. General and administrative expenses are consistent with the prior year’s period.

Other (loss)/gain was driven mainly by fluctuations in foreign currency transactions and is a non-cash expense. The Company has vendors that transact in Euro, Great British Pounds and Canadian Dollars There was a gain of $1 in other (loss)/gain for the three months ended September 30, 2019 as compared to a loss of $2 over the same period in 2019. Amortization expense is also a non-cash expense and relates to amortization of the deferred issuance cost of the Bridge Bank loan facility. Amortization expense was $17 and $0 for the three months ended September 30, 2019 and 2018, respectively. Interest income was $31 lower for the three months ended September 30, 2019 over the same period in 2018. Interest income was lower due to a lower balance as compared to the same period in the prior year.

	Nine Months		Nine Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2019%		September 30, 2018%		Change
Operating expenses:
Research and development	$4,435	47%	$3,285	45%	$1,150
General and administration	4,921	53%	4,019	55%	902
Total operating expenses	9,356	100%	7,304	100%	2,052

Loss from operations	(9,356)		(7,304)		(2,052)

Unrealized gain on derivatives	-		167		(167)
Other (loss)/gain	(9)		-		(9)
Amortization expense	(46)		-		(46)
Interest income and other	246		233		13

Net loss	$(9,165)		$(6,904)		$(2,261)

Total research and development expenses were up by $1,150 for the nine months ended September 30, 2019 over the same period in 2018. This increase relates primarily to drug manufacturing activities and preparations for registration batches necessary for regulatory approvals. General and administrative costs increased by $902 over the prior year in the same period. The largest portion of this increase relates to the additional non-cash expense resulting from the revaluing all vested options when their terms were extended in June 2019. Total option expense for the nine months ended September 30, 2019 increased by $753 over the same period in 2018. The remaining increases in general and administrative expenses is primarily associated with increases in professional fees and employee compensation.

For the nine-month period ended September 30, 2018, the Company posted an unrealized gain of $167 as the final derivative liabilities on its books were extinguished. Other (loss)/gain was down by $9 for the nine months ended September 30, 2019 over the same period in 2018. For the nine-months period ended September 30, 2019 the Company recognized $46 of amortization expense as it amortizes the deferred issuance cost associated with the loan facility arranged with Bridge Bank. Interest income was up slightly ($13) over the same period in 2018, due to higher interest rates on deposits.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through September 30, 2019, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net (Loss)/Income for the Period	Basic Net (Loss)/Income per Common Share	Diluted Net (Loss)/Income per Common Share
December 31, 2017	$(2,290)	$(0.15)	$(0.15)
March 31, 2018	$(1,568)	$(0.09)	$(0.09)
June 30, 2018	$(2,587)	$(0.14)	$(0.14)
September 30, 2018	$(2,749)	$(0.14)	$(0.14)
December 31, 2018	$(2,984)	$(0.15)	$(0.15)
March 31, 2019	$(2,626)	$(0.13)	$(0.13)
June 30, 2019	$(4,730)	$(0.24)	$(0.24)
September 30, 2019	$(1,809)	$(0.09)	$(0.09)

Liquidity and Capital Resources

U.S. Dollars in thousands Selected Asset and Liability Data:	September 30, 2019	December 31, 2018
Cash and cash equivalents	$15,240	$22,781
Other current assets	387	169
Current liabilities	905	1,637
Working capital(1)	14,722	21,313
(1) [Current assets – current liabilities]
Selected equity:
Common stock	106,392	106,392
Accumulated deficit	(140,421)	(131,256)
Stockholders’ equity	15,002	21,313

Cash and cash equivalents were $15,240 at September 30, 2019 and $22,781 at December 31, 2018. The decrease in cash and cash equivalents between September 30, 2019 and December 31, 2018, is the result of cash spent on research and development and general and administrative activities offset by $246 in interest received on cash balances.

The following table illustrates a summary of cash flow data for the three and nine-month periods of September 30, 2019 and 2018:

Dollar and shares in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
Selected cash flow data:	2019	2018	2019	2018
Net cash used in operating activities	$(2,235)	$(1,599)	$(7,470)	$(4,896)
Net cash provided by investing activities	-	-	-	-
Net cash provided in/(used by) in financing activities	-	483	(71)	1,160
Decrease in cash and cash equivalents	$(2,235)	$(1,116)	$(7,541)	$(3,736)

Net cash used in operating activities for the three and nine-months ended September 30, 2019 was $2,235 and $7,470 respectively. This is compared to $1,599 and $4,896 respectfully, during the same periods in 2018. These increases in cash outlays relate to the formulation and manufacturing of registration batches for PEDMARKTM and regulatory submission activities relating to the rolling NDA. The Company capitalized the legal and professional fees associated with securing the Bridge Bank loan facility. This resulted in a $71 cash outflow being recognized in financing activities for the nine-months ended September 30, 2019. During the same period in 2018, the Company received $932, $210 and $18 from the exercise of 571 warrants, 122 options and the short swing profit settlement with shareholder, respectively. The $483 provided by financing activities for the three-months ended September 30, 2018, derived from the exercise of 81 options and 229 warrants.

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

Outstanding Share Information

The outstanding share data as of September 30, 2019 and December 31, 2018 was as follows (in thousands):

	September 30, 2019	December 31, 2018	Change
Common shares	19,896	19,896	-
Warrants	39	-	39
Stock options	3,018	2,498	520
Total	22,953	22,394	559

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2019, we had approximately $15,240 in cash accounts ($15,136 in savings and money market accounts, and $104 in checking accounts). We have not experienced any loss or write down of our money market investments since inception.

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

Research and development expenses for the three-months ended September 30, 2019 and 2018 were $795 and $1,798 respectively, and for the nine-months then ended, $4,435 and $3,285, respectively. The Company has increased its research and development expenses related to PEDMARKTM as a result of the Company’s drug manufacturing activities related to the preparation for registration batches and regulatory expenses associated with the rolling NDA submission of PEDMARKTM.

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

At September 30, 2019, we had $15,136 in money market investments and savings accounts as compared to $22,012 at December 31, 2018; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At September 30, 2019, the Company held approximately $52 thousand Canadian dollars ($39 thousand as presented to U.S. dollars). At December 31, 2018, the Company held approximately $166 thousand Canadian dollars ($121 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

(b)          Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended September 30, 2019 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: November 12, 2019	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 12, 2019	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial officer)