Form 10-Q
period 2020-03-31
FENNEC PHARMACEUTICALS INC.
filed 2020-05-14
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, there were 25,356,034 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$9,901	$13,650
Prepaid expenses	220	226
Other current assets	2	8
Total current assets	10,123	13,884

Non-current assets:
Deferred issuance costs	326	326
Amortization of deferred issuance costs	(81)	(64)
Total non-current assets:	245	262

Total assets	$10,368	$14,146

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$1,675	$1,612
Accrued liabilities	232	659
Total current liabilities	1,907	2,271

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 19,896 shares issued and outstanding (2019-19,896)	106,392	106,392
Additional paid-in capital	48,683	48,271
Accumulated deficit	(147,857)	(144,031)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	8,461	11,875
Total liabilities and stockholders’ equity	$10,368	$14,146

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Revenue	$-	$-

Operating expenses:
Research and development	1,393	1,671
General and administrative	2,442	1,009

Loss from operations	(3,835)	(2,680)

Other (expense) income :
Other (loss)	(9)	-
Amortization expense	(17)	(12)
Interest income and other	35	66
Total other income, net	9	54

Net loss	$(3,826)	$(2,626)

Basic net loss per common share	$(0.19)	$(0.13)
Diluted net loss per common share	$(0.19)	$(0.13)
Weighted-average number of common shares outstanding, basic	19,896	19,896
Weighted-average number of common shares outstanding, diluted	19,896	19,896

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash flows used in:
Operating activities:
Net loss	$(3,826)	$(2,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred issuance cost	17	12
Stock-based compensation - contractors	21	43
Stock-based compensation - employees	391	221
Changes in operating assets and liabilities:
Prepaid assets	6	60
Other current assets	6	(3)
Accounts payable	63	266
Accrued liabilities	(427)	(452)

Net cash used in operating activities	(3,749)	(2,479)

Financing activities:
Capitalized deferred issuance cost	-	(71)
Net cash used in financing activities	-	(71)

Decrease in cash and cash equivalents	(3,749)	(2,550)
Cash and cash equivalents - Beginning of period	13,650	22,781
Cash and cash equivalents - End of period	$9,901	$20,231

Supplemental non-cash disclosure:
Non-cash deferred issuance cost (warrant value)	$-	$255

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2020 and 2019

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 4)	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	19,896	$106,392	$48,271	$(144,031)	$1,243	$11,875
Stock options issued to employees	-	-	391	-	-	391
Stock options issued to contractors	-	-	21	-	-	21
Net loss	-	-	-	(3,826)	-	(3,826)
Balance at March 31, 2020	19,896	$106,392	$48,683	$(147,857)	$1,243	$8,461

Balance at December 31, 2018	19,896	$106,392	$44,934	$(131,256)	$1,243	$21,313
Stock options issued to employees	-	-	221	-	-	221
Stock options issued to contractors	-	-	43	-	-	43
Warrants issued to consultants	-	-	255	-	-	255
Net loss	-	-	-	(2,626)	-	(2,626)
Balance at March 31, 2019	19,896	$106,392	$45,453	$(133,882)	$1,243	$19,206

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1. Nature of Business and Going Concern

Fennec Pharmaceuticals Inc. (“Fennec,” the “Company,” “we,” “us,” or “our”) is a biopharmaceutical company focused on the development of PEDMARKTM (a unique formulation of Sodium Thiosulfate) for the prevention of platinum-induced ototoxicity in pediatric cancer patients. We incorporated under the Canada Business Corporations Act ("CBCA”) in September 1996. Effective on August 25, 2011, the Company continued from the CBCA to the Business Corporations Act (British Columbia) (the “Continuance”). The Continuance was approved by our shareholders at our June 2011 Annual and Special Meeting and by resolution of the Board of Directors on August 10, 2011. We have four wholly-owned subsidiaries: Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian company and Fennec Pharmaceuticals (EU) Limited (“Fennec Limited”), an Ireland company formed in 2018. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

During the three-months ended March 31, 2020, the Company incurred a loss from operations of $3,835. At March 31, 2020, it had an accumulated deficit of $147.9 million and had experienced negative cash flows from operating activities during the three-months ended March 31, 2020 in the amount of $3,749.

On February 1, 2019, Fennec entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation, pursuant to which the Bank agreed to loan $12.5 million to the Company, to be made available upon New Drug Application NDA approval of PEDMARK by no later than September 30, 2020. The proceeds from the loan will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Interest under the Term Loans shall bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to the Effective Interest Rate (as defined in the Loan and Security Agreement) which is equal to the sum of the Prime Rate published in the Wall Street Journal (currently 3.25%) plus one percent (1.00%). The debt facility is to have interest-only monthly payments due for the first eighteen months from the funding date and then monthly principal and interest payments are due through the remainder of the term which has a maturity date of October 1, 2023. In connection with the facility, Fennec granted Bridge Bank a warrant to purchase up to 39,130 common shares at an exercise price of $6.80 per common share, for a term of ten years from the date of issuance, subject to early termination under certain conditions.

The Company believes the aforementioned debt facility, plus funds raised subsequent to March 31, 2020 in the public offering which closed in May of 2020, provides sufficient funding for the Company to carry-out its planned activities including NDA approval and the commencement of commercialization efforts for the at least the next twenty four months as it continues its strategic development of PEDMARKTM.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company's accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at March 31, 2020 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended March 31, 2020 included estimates necessary to value grants of stock options to employees and various contractors, warrants issued to Bridge Bank to secure debt facility, disclosed in Note 4.

New accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures.  The ASU is effective for us on January 1, 2020, and interim periods within that fiscal year. Early adoption is permitted. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. The Company concluded after evaluation, that the impact of ASU 2018-13 on our consolidated financial statements and disclosures was de minimis.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2020, the Company had $9,901 in cash, savings and money market accounts ($13,650 at December 31, 2019). At March 31, 2020, the Company held $382 in cash of which $12 (as presented in U.S. dollars) was in Canadian dollars ($30 at December 31, 2019 as presented in U.S. dollars). At March 31, 2020, the Company held $9,519 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss)	$(3,826)	$(2,626)

Denominator:
Weighted-average common shares, basic	19,896	19,896

Dilutive effect of stock options	-	-
Dilutive effect of warrants	-	-
Incremental dilutive shares	-	-

Weighted-average common shares, dilutive	19,896	19,896

Net (loss) per share, basic and diluted	$(0.19)	$(0.13)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	3,088	2,498
Warrants to purchase common stock	39	39

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

4. Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no-par common stock.

Warrants to Purchase Common Stock

During the quarter ended March 31, 2019, the Company issued warrants to purchase common stock priced in U.S. dollars with a weighted average price of $6.80 and had weighted average remaining life of 8.83 years as of March 31, 2020. During the three-months ended March 31, 2020, there were no warrants issued or exercised. The following table details the Company’s warrant activity from March 31, 2019:

Investor Warrants	Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price $USD
Outstanding December 31, 2019	39	6.80
Issued	-	-
Outstanding March 31, 2020	39	6.80
Total	39	6.80

Investor Warrants	Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price $USD
Outstanding December 31, 2018	-	-
Issued	39	6.80
Outstanding March 31, 2019	39	6.80
Total	39	6.80

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

Stock option plan

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon shares outstanding as of March 31, 2020, a maximum of 4,974 options are authorized for issuance under the plan. For all options issued under the plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The stock option plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Contractor options expense recognized	$21	$43
Employee options expense recognized	391	221
Total option expense recognized	$412	$264

Stock option activity

The following is a summary of option activity for each of the quarterly periods in fiscal year 2020 for stock options denominated in U.S. dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2019	2,440	$3.59
Granted	-	-
Outstanding at March 31, 2020	2,440	$3.59

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

During the three-month period ended March 31, 2020, there was no US denominated option activity. Of the 2,440 options granted and outstanding at March 31, 2020, 1,864 are fully vested and exercisable.

The following is a summary of option activity for the three-month periods ended March 31, 2020 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2019	648	$2.43
Granted	-	-
Outstanding at March 31, 2020	648	$2.43

For the three-month period ended March 31, 2020, there was no issuance activity related to Canadian dollar denominated options. As of March 31, 2020, all 648 outstanding options denominated in Canadian dollars were fully vested and exercisable.

5. Fair Value Measurements

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at March 31, 2020 and December 31, 2019, (in thousands)
	Quoted Price in Active Market for Identical Instruments			Significant Other Observable Inputs		Significant Unobservable Inputs
	Level 1			Level 2		Level 3		Total
	2020	2019		2020	2019	2020	2019	2020	2019
Assets
Cash and cash equivalents	382 (1)	347	(1)	9,519	13,303	-	-	9,901	13,650
Liabilities
Derivative liabilities	-	-		-	-	-	-	-	-

(1)	The Company held approximately, $382 in cash as of March 31, 2020, of which approximately, $12 was in Canadian funds (translated into U.S. dollars). As of December 31, 2019, the Company held approximately $347 of which approximately $30 was in Canadian funds (translated into U.S. dollars).

6. Commitments and Contingencies

Oregon Health & Science University Agreement

On February 20, 2013, Fennec entered into a new exclusive license agreement with OHSU for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including sodium thiosulfate and their use in oncology (the "OHSU Agreement"). OHSU will receive certain milestone payments, royalty on net sales for licensed products and a royalty on any consideration received from sublicensing of the licensed technology.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

On May 18, 2015, Fennec negotiated an amendment ("Amendment 1") to the OHSU Agreement, which expands Fennec’s exclusive license to include the use of N-acetylcysteine as a standalone therapy and/or in combination with sodium thiosulfate for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product.

The term of the OHSU Agreement as amended by Amendment 1 expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec or 8 years, whichever is later. In the event a licensed product obtains regulatory approval and is covered by the Orphan Drug Designation, the parties will in good faith amend the term of the agreement. Sodium thiosulfate is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expire in Europe in 2021 and are currently pending in the United States. The OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec also has the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement.

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary (as of May 8, 2020 $430,000). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to six months of salary (as of May 8, 2020 $155,875). In the event of her termination with us other than for cause, we will be obligated to pay Ms. Goel a one-time severance payment equal to three months of salary (as of May 8, 2020 $90,000)

Leases

We have an operating lease in Research Triangle Park, North Carolina utilizing small space within a commercial building. The operating lease has payments of $200 per month with no scheduled increases. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due.

On January 23, 2020, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at 221 River Street, Hoboken, New Jersey. Per the terms of the Office Service Agreement, the monthly rent payments are $1,150. The Company was required to pay a security deposit of $2,300, which is the equivalent to two months of rent. The Office Service Agreement commenced on January 27, 2020 and terminates on July 31, 2020, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one months' advance written notice of termination.

COVID-19

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which was declared a pandemic by the World Health Organization in March 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to the Company’s product launch, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by the Company, including inventories, property and equipment, and marketable securities. COVID-19 has not had a material effect on the Company’s operations.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Loan Security Agreement

On February 1, 2019, the Company’s wholly owned subsidiary of Fennec Pharmaceuticals Inc. entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation (the “Bank”), pursuant to which the Bank agreed to loan $12.5 million to Fennec Pharmaceuticals, Inc., to be made available upon New Drug Application (“NDA”) approval of PEDMARK by no later than September 30, 2020. The proceeds from the loan will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Term Loans shall bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to the Effective Interest Rate (as defined in the Loan and Security Agreement) which is equal to the sum of the Prime Rate published in the Wall Street Journal (currently 3.25%) plus one percent (1.00%). The debt facility is to have interest-only monthly payments due for the first eighteen months from the funding date and then monthly principal and interest payments are due through the remainder of the term which has a maturity date of October 1, 2023. In connection with the facility, Fennec granted Bridge Bank a warrant to purchase up to 39,130 common shares at an exercise price of $6.80 per common share, for a term of ten years from the date of issuance, subject to early termination under certain conditions.

The combined value of the granted warrants and the associated costs to secure the loan facility (approximately $326 thousand) were capitalized on the balance sheet as a long-term asset. The asset, deferred issuance cost, will be amortized evenly over the full term of the agreement (56 months). During the quarter ended March 31, 2020, the Company recorded interest expense of roughly $17 as a result of the amortization of the asset related to deferred issuance cost. A total of $81 has been amortized as of March 31, 2020.

7. Subsequent Events

On April 13, 2020 Fennec announced that the U.S. Food and Drug Administration (“FDA”) had accepted for filing and granted Priority Review for Fennec’s New Drug Application for PEDMARK. The FDA set a Prescription Drug Fee Act (PDUFA) target action date of August 10, 2020 for the completion of the FDA’s review.

On May 4, of 2020, the Company announced the completion of an underwritten public offering for gross proceeds of $30.0 million.

On May 7, 2020, the Company announced Cantor Fitzgerald exercised its overallotment option resulting in gross proceeds of approximately $4.2 million.

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

Overview

Lead Product Candidate PEDMARKTM

The following is our only lead product candidate in the clinical stage of development:

•	PEDMARKTM (a unique formulation of sodium thiosulfate ) – PEDMARK has announced results of two Phase 3 clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children including the pivotal Phase 3 study SIOPEL 6 , “A Multicentre Open Label Randomised Phase 3 Trial of the Efficacy of Sodium Thiosulfate in Reducing Ototoxicity in Patients Receiving Cisplatin Chemotherapy for Standard Risk Hepatoblastoma,” and the proof of concept Phase 3 study “A Randomized Phase 3 Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children”. COG ACCL0431 final results were published in the Lancet Oncology in 2016. SIOPEL 6 final results were published in the New England Journal of Medicine in June 2018.

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

We initiated our rolling New Drug Application (NDA) for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors in December 2018. Fennec announced that it has submitted full completion of the NDA in February 2020. On April 13, 2020 Fennec announced that the U.S. Food and Drug Administration (“FDA”) had accepted for filing and granted Priority Review for Fennec’s New Drug Application for PEDMARK.The FDA set a Prescription Drug Fee Act (PDUFA) target action date of August 10, 2020 for the completion of the FDA’s review. In March 2018, PEDMARKTM received Breakthrough Therapy and Fast Track designations from the FDA. Further, PEDMARKTM has received Orphan Drug Designation in the US in this setting. The Company is targeting potential commercial launch of PEDMARKTM in the U.S. in the second half of 2020.

In August 2018, the Pediatric Committee (PDCO) of the European Medicines Agency (EMA) accepted our pediatric investigation plan (PIP) for sodium thiosulfate (trade name to be determined) for the condition of the prevention of platinum-induced hearing loss. An accepted PIP is a prerequisite for filing a Marketing Authorization Application (MAA) for any new medicinal product in Europe. The indication targeted by the Company’s PIP is for the prevention of platinum-induced ototoxic hearing loss for standard risk hepatoblastoma (SR-HB). Additional tumor types of the proposed indication will be subject to the Committee for Medicinal Products for Human Use (CHMP) assessment at the time of the MAA. No deferred clinical studies were required in the positive opinion given by PDCO. The Company was also advised that sodium thiosulfate (tradename to be determined) is eligible for submission of an application for a Pediatric Use Marketing Authorization (PUMA). Therefore, this decision allows Fennec to proceed with the submission of a PUMA in the European Union (EU) with incentives of automatic access to the centralized procedure and up to 10 years of data and market protection The PUMA is a dedicated marketing authorization covering the indication and appropriate formulation for medicines developed exclusively for use in the pediatric population and provides data and market protection up to 10 years. In February 2020, Fennec announced that it has submitted a MAA for the prevention of otoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors.

SIOPEL 6

In October 2007, we announced that our collaborative partner, the International Childhood Liver Tumour Strategy Group, known as SIOPEL, a multi-disciplinary group of specialists under the umbrella of the International Society of Pediatric Oncology, had launched a randomized Phase 3 clinical trial SIOPEL 6 to investigate whether sodium thiosulfate reduces hearing loss in standard risk hepatoblastoma (liver) cancer patients receiving cisplatin as a monotherapy.

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

The primary objectives of SIOPEL 6 are:

•	To assess the efficacy of sodium thiosulfate to reduce the hearing impairment caused by cisplatin
•	To carefully monitor any potential impact of sodium thiosulfate on response to cisplatin and survival

SIOPEL 6 - Results

Background / Objectives:

Background: Bilateral high-frequency hearing loss is a serious permanent side-effect of cisplatin therapy; particularly debilitating when occurring in young children. Sodium thiosulfate has been shown to reduce cisplatin induced hearing loss. SIOPEL 6 is a Phase 3 randomised trial to assess the efficacy of sodium thiosulfate in reducing ototoxicity in young children treated with cisplatin (Cis) for SR-HB.

Design / Methods:

Methods: Newly diagnosed patients with SR-HB, defined as tumour limited to PRETEXT I, II or III, no portal or hepatic vein involvement, no intra-abdominal extrahepatic disease, AFP >100ng/ml and no metastases, were randomized to Cis or Cis+Sodium thiosulfate (STS) for 4 preoperative and 2 postoperative courses. Cisplatin 80mg/m2 was administered over 6 hours, STS 20g/m2 was administered intravenously over 15 minutes exactly 6 hours after stopping cisplatin. Tumour response was assessed after 2 and 4 preoperative cycles with serum AFP and liver imaging. In case of progressive disease (PD), sodium thiosulfate was to be stopped and doxorubicin 60mg/m2 combined with cisplatin.  The primary endpoint is centrally reviewed absolute hearing threshold, at the age of ≥3.5 years by pure tone audiometry.

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

COG ACCL0431

In March 2008, we announced the activation of a Phase 3 trial with sodium thiosulfate to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group (“COG ACCL0431”). The goal of this Phase 3 study was to evaluate in a multi-centered, randomized trial whether sodium thiosulfate is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children, one to eighteen years of age, who were to receive cisplatin according to their disease-specific regimen and, upon enrollment in this study, were randomized to receive sodium thiosulfate or not. Efficacy of sodium thiosulfate was determined through comparison of hearing sensitivity at follow-up relative to baseline measurements using standard audiometric techniques. The Children’s Oncology Group is responsible for funding the clinical activities for the study and we are responsible for providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The trial completed enrollment of 131 pediatric patients in the first quarter of 2012. The final results of COG ACCL0431 were published in Lancet Oncology in December 2016.

COG ACCL0431 - Results

COG Study ACCL0431, “A Randomized Phase 3 Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children,” finished enrollment of 131 patients of which 126 were eligible patients in Q1 2012. The patients had been previously diagnosed with childhood cancers.

The primary endpoint was to evaluate the efficacy of sodium thiosulfate for prevention of hearing loss in children receiving cisplatin chemotherapy (hypothesis: 50% relative reduction in hearing loss).

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

Subjects were randomized either to no treatment (control) or treatment with sodium thiosulfate 16 grams/m2 IV over 15 minutes, 6 hours after each cisplatin dose. Hearing was measured using standard audiometry for age and data were reviewed centrally using American Speech-Language-Hearing Association criteria.

The proportion of subjects with hearing loss assessed at 4 weeks post the final cisplatin dose (primary endpoint).

•	The proportion of hearing loss for sodium thiosulfate vs. Control was 28.6% (14/49) vs. 56.4% (31/55), respectively (p=0.004).
•	In a predefined subgroup of patients less than 5 years old with 29 eligible subjects: sodium thiosulfate vs. Control was 21.4% (3/14) vs. 73.3% (11/15), respectively (p=0.005)

Conclusions:

•	Sodium thiosulfate protects against cisplatin-induced hearing loss in children across a heterogeneous range of tumor types with even stronger efficacy in the protocol predefined subgroup of patients under five years old and is not associated with serious adverse events attributed to its use.
•	Further potential clinical use will be informed by the final results of SIOPEL 6 study.

Capital Funding

We have not received and do not expect to have significant revenues from our product candidate until we are either able to sell our product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.

We generated a net loss of approximately $3.8 million for the three-months ended March 31, 2020 and a net loss of $2.6 million for the three-months ended March 31, 2019. As of March 31, 2020, our accumulated deficit was approximately $147.9 million ($144.0 million at December 31, 2019).

We believe that our cash and cash equivalents as of March 31, 2020, which totaled $9.9 million, funds raised subsequent to March 31, 2020 in the public offering which closed in May of 2020, plus the Loan Security Agreement with Bridge Bank, will be sufficient to meet our cash requirements for at least the next twenty four months including NDA approval and anticipated first commercial launch of PEDMARKTM. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended March 31, 2020 versus three months ended March 31, 2019:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	March 31, 2020%		March 31, 2019%		Change
Revenue	$-		$-		$-
Operating expenses:
Research and development	1,393	36%	1,671	62%	(278)
General and administration	2,442	64%	1,009	38%	1,433
Total operating expenses	3,835	100%	2,680	100%	1,155

Loss from operations	(3,835)		(2,680)		(1,155)

Other loss	(9)		-		(9)
Amortization expense	(17)		(12)		(5)
Interest income and other	35		66		(31)

Net loss	$(3,826)		$(2,626)		$(1,200)

Research and development expenses decreased by $278 for the three months ended March 31, 2020 over the same period in 2019 as the Company finalized preparation for regulatory approval of PEDMARKTM. Research and development expenses are expected to decrease further as the Company’s begins to focus on the commercialization of PEDMARKTM. General and administrative expenses increased by $1,433 reflecting the Company’s pre-commercial activities and readiness for PEDMARKTM over same period in 2019. Commercialization readiness efforts accounted for $830 of the increase. Payroll accounted for $300 of the increase as the Company now has five full time employees. There was an increase of $170 related to non-cash equity remuneration expense for employees related to vesting of existing grants. The remainder relates to general increases in legal, advocacy and insurance expenses.

Interest income was down significantly over the same period in 2019, due to lower cash balances and lower interest rates on deposits.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through March 31, 2020, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net (Loss)/Income for the Period	Basic Net (Loss)/Income per Common Share	Diluted Net (Loss)/Income per Common Share
June 30, 2018	(2,587)	(0.14)	(0.14)
September 30, 2018	(2,749)	(0.14)	(0.14)
December 31, 2018	(2,984)	(0.15)	(0.15)
March 31, 2019	(2,626)	(0.13)	(0.13)
June 30, 2019	(4,730)	(0.24)	(0.24)
September 30, 2019	(1,809)	(0.09)	(0.09)
December 31, 2019	(3,610)	(0.18)	(0.18)
March 31, 2020	(3,826)	(0.19)	(0.19)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	March 31, 2020	December 31, 2019
Cash and cash equivalents	$9,901	$13,650
Other current assets	222	234
Current liabilities	1,907	2,271
Working capital(1)	8,216	11,613
(1) [Current assets – current liabilities]
Selected equity:
Common stock and additional paid in capital	155,075	154,663
Accumulated deficit	(147,857)	(144,031)
Stockholders’ equity	8,461	11,875

Cash and cash equivalents were $9,901 at March 31, 2020 and $13,650 at December 31, 2019. The decrease in cash and cash equivalents between March 31, 2020 and December 31, 2019, is the result of cash spent on research and development and general and administrative activities offset by $35 in interest received on cash balances.

The following table illustrates a summary of cash flow data for the three-month periods of March 31, 2020 and 2019:

Dollar and shares in thousands	Three Months Ended March 31,
Selected cash flow data:	2020	2019
Net cash used in operating activities	$(3,749)	$(2,479)
Net cash provided by investing activities	-	-
Net cash used in financing activities	-	(71)
Decrease in cash and cash equivalents	$(3,749)	$(2,550)

Net cash used in operating activities for the three-months ended March 31, 2020 was $3,749. This is compared to $2,479 during the same period in 2019. These increases in cash outlays relate to, regulatory submission activities relating to the rolling NDA and MAA, and the execution of the Company’s pre-commercialization strategy. The Company had no cash flows from investing or financing activities for the period ended March 31, 2020. In the same period in 2019 the Company capitalized the legal and professional fees associated with securing the Bridge Bank loan facility. This resulted in a $71 cash outflow being recognized in financing activities.

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

Outstanding Share Information

The outstanding share data for our company as of March 31, 2020 and December 31, 2019 was as follows (in thousands):

	March 31, 2020	December 31, 2019	Change
Common shares	19,896	19,896	-
Warrants	39	39	-
Stock options	3,088	3,088	-
Total	23,023	23,023	-

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2020, we had approximately $9,901 in cash accounts ($9,519 in savings and money market accounts, and $382 in checking accounts). We have not experienced any loss or write down of our money market investments since inception.

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

Research and development expenses for the three months ended March 31, 2020 and 2019 were $1,393 and $1,671, respectively. The Company has continued to decrease its research and development expenses related to PEDMARKTM as it approaches potential regulatory approval of PEDMARKTM.

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

Our accounting policies are consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

At March 31, 2020, we had $9,519 in money market investment accounts as compared to $13,303 at December 31, 2019; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At March 31, 2020, the Company held approximately $16 thousand Canadian dollars ($12 thousand as presented to U.S. dollars). At December 31, 2019, the Company held approximately $30 thousand Canadian dollars ($24 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)                  Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 14, 2020 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, Item 1A – Risk Factors.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed other than the following:.

Our business and operations may be materially and adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States and Europe. In March 2020, the World Health Organization declared the outbreak a pandemic. The coronavirus pandemic is affecting the United States and global economies. If the outbreak continues to spread, it may affect our operations and those of third parties on which we rely in a number of ways, including causing disruptions in the supply of our product candidate, the pending regulatory approval process and the conduct of current and planned preclinical and clinical studies. We may need to limit operations or implement limitations and may experience limitations in employee resources. There are risks that the coronavirus may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly. The extent to which the coronavirus impacts our results will depend on future developments, including, without limitation, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, all of which are highly uncertain and cannot be predicted.

Additionally, while the duration of and the potential economic impact caused by the coronavirus pandemic are difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity and our ability to complete our regulatory submissions and clinical studies on a timely basis, or at all. For instance, our regulatory submissions may be temporarily delayed or paused, and the operations of our contracted third parties may be significantly delayed as well. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or preclinical and clinical trial activities or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Natural disasters, epidemic or pandemic disease outbreaks, trade wars, political unrest or other events could disrupt our business or operations or those of our development partners, manufacturers, regulators or other third parties with whom we conduct business now or in the future.

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the recent novel coronavirus outbreak), trade wars, political unrest or other events, could disrupt our business or operations or those of our manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. For example, many states recently ordered most businesses closed, mandating work-from-home arrangements where feasible, in response to the coronavirus pandemic. These limitations could negatively affect our business operations and continuity,and could negatively impact our development timelines and ability to timely perform basic business functions, including, without limitation, making SEC filings and preparing financial reports. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidate could be impaired or halted, which could have a material adverse impact on our business.

Item 2. Recent Sales of Unregistered Securities.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2020 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: May 14, 2020	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 14, 2020	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

