Form 10-Q
period 2020-06-30
FENNEC PHARMACEUTICALS INC.
filed 2020-08-05
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, there were 25,356,034 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	June 30, 2020	December 31,
	(unaudited)	2019
Assets

Current assets:
Cash and cash equivalents	$38,729	$13,650
Prepaid expenses	166	226
Other current assets	4	8
Total current assets	38,899	13,884

Non-current assets:
Deferred issuance costs	528	326
Amortization of deferred issuance costs	(111)	(64)
Total non-current assets:	417	262

Total assets	$39,316	$14,146

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$2,755	$1,612
Accrued liabilities	435	659
Total current liabilities	3,190	2,271

Commitments and Contingencies (Note 7)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 25,356 shares issued and outstanding (2019-19,896)	138,359	106,392
Additional paid-in capital	49,226	48,271
Accumulated deficit	(152,702)	(144,031)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	36,126	11,875
Total liabilities and stockholders’ equity	$39,316	$14,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	1,121	1,969	2,514	3,640
General and administrative	3,724	2,844	6,166	3,853

Loss from operations	(4,845)	(4,813)	(8,680)	(7,493)

Other income (expense):
Other gain/(loss)	13	(10)	4	(10)
Amortization expense	(30)	(17)	(47)	(29)
Interest income and other	17	110	52	176
Total other income/(expense), net	-	83	9	137

Net loss	$(4,845)	$(4,730)	$(8,671)	$(7,356)

Basic net loss per common share	$(0.21)	$(0.24)	$(0.40)	$(0.37)
Diluted net loss per common share	$(0.21)	$(0.24)	$(0.40)	$(0.37)
Weighted-average number of common shares outstanding, basic	23,393	19,896	21,635	19,896
Weighted-average number of common shares outstanding, diluted	23,393	19,896	21,635	19,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Cash flows used in:
Operating activities:
Net loss	$(4,845)	$(4,730)	$(8,671)	$(7,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred issuance cost	30	17	47	29
Stock-based compensation - contractors	21	331	42	374
Stock-based compensation - employees	522	1,669	913	1,890
Changes in operating assets and liabilities:
Prepaid assets	54	52	60	112
Other current assets	(2)	3	4	-
Accounts payable	1,080	(70)	1,143	196
Accrued liabilities	24	(28)	(403)	(480)
Net cash used in operating activities	(3,116)	(2,756)	(6,865)	(5,235)

Financing activities:
Issuance of shares, net of issuance costs	31,967	-	31,967	-
Capitalized deferred issuance cost	(23)	-	(23)	(71)
Net cash provided by financing activities	31,944	-	31,944	(71)

Increase/(decrease) in cash and cash equivalents	28,828	(2,756)	25,079	(5,306)
Cash and cash equivalents - Beginning of period	9,901	20,231	13,650	22,781
Cash and cash equivalents - End of period	$38,729	$17,475	$38,729	$17,475

Non-cash deferred issuance
cost (warrant value)	$179	$-	$179	$255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity

Three and Six-Months Ended June 30, 2020 and 2019

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 4)	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2018	19,896	$106,392	$44,934	$(131,256)	$1,243	$21,313
Stock options issued to employees	-	-	221	-	-	221
Stock options issued to contractors	-	-	43	-	-	43
Warrants issued to consultants	-	-	255	-	-	255
Net loss	-	-	-	(2,626)	-	(2,626)
Balance at March 31, 2019	19,896	106,392	45,453	(133,882)	1,243	19,206
Stock options issued to employees	-	-	1,669	-	-	1,669
Stock options issued to contractors	-	-	331	-	-	331
Net loss	-	-	-	(4,730)	-	(4,730)
Balance at June 30, 2019	19,896	$106,392	$47,453	$(138,612)	$1,243	$16,476

Balance at December 31, 2019	19,896	$106,392	$48,271	$(144,031)	$1,243	$11,875
Stock options issued to employees	-	-	391	-	-	391
Stock options issued to contractors	-	-	21	-	-	21
Net loss	-	-	-	(3,826)	-	(3,826)
Balance at March 31, 2020	19,896	106,392	48,683	(147,857)	1,243	8,461
Issuance of securities	5,460	31,967	-	-	-	31,967
Stock options issued to employees	-	-	522	-	-	522
Stock options issued to contractors	-	-	21	-	-	21
Net loss	-	-	-	(4,845)	-	(4,845)
Balance at June 30, 2020	25,356	$138,359	$49,226	$(152,702)	$1,243	$36,126

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

During the three and six-months ended June 30, 2020, the Company incurred a loss from operations of $4,845 and $8,680, respectively. At June 30, 2020, it had an accumulated deficit of $152.7 million and had experienced negative cash flows from operating activities during the three and six-months ended June 30, 2020 in the amount of $3,116 and $6,865, respectively.

On May 5, 2020, the Company announced the completion of an underwritten public offering of 4,800,000 common shares at a public offering price of $6.25 per share. In addition, Fennec issued an additional 660,204 common shares in connection with the partial exercise of the underwriters’ over-allotment option. The approximate total gross proceeds from the offering was $34.1 million ($32.0 million net of commissions, fees and issue costs).

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

On June 26, 2020, Fennec announced an amendment to the Loan and Security Agreement with Bridge Bank. This amendment provides Fennec with an $18 million debt facility comprised of two term loans. Term Loan A consists of $12.5 million to be funded upon New Drug Application (NDA) approval of PEDMARKTM in the U.S. Term Loan B consists of $5.5 million to be funded upon the occurrence of a revenue event in 2021.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan A, provided that Term Loan B is funded, and certain conditions are met. The fee in connection with Loan B, can either be 2.13% of the Loan B amount in cash, or the Company can issue a warrant with a value equal to 3.25% of the Loan B amount. The Company has until August 6, 2020 to decide how to pay for the extended facility. These statements reflect the fee being settled with a warrant. Under Accounting Standards Codification ("ASC") 470-50, Modifications and Extinguishments, the amendment was considered a modification. As such, the Company is amortizing the loan fee and the value of the warrant over the remainder of the loan term. The Company intends to use the proceeds from the loans to provide working capital for commercialization activities for PEDMARKTM upon NDA approval.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company believes the aforementioned debt facility, plus funds raised in the public offering which closed in May 2020, provides sufficient funding for the Company to carry-out its planned activities including NDA approval and the commencement of commercialization efforts for at least the next twenty months as it continues its strategic development of PEDMARKTM.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at June 30, 2020 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended June 30, 2020 included estimates necessary to value grants of stock options to employees and various contractors, disclosed in Note 4.

New accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures.  The ASU was effective for us on January 1, 2020, and interim periods within that fiscal year. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. The Company concluded after evaluation, that the impact of ASU 2018-13 on our consolidated financial statements and disclosures was de minimis.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2020, the Company had $38,729 in cash, savings and money market accounts ($13,650 at December 31, 2019). At June 30, 2020, the Company held $604 in cash of which $34 (as presented in U.S. dollars) was in Canadian dollars ($24 at December 31, 2019 as presented in U.S. dollars). At June 30, 2020, the Company held $38,125 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss)	$(4,845)	$(4,730)	$(8,671)	$(7,356)

Denominator:
Weighted-average common shares, basic	23,393	19,896	21,635	19,896

Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Incremental dilutive shares	-	-	-	-

Weighted-average common shares, dilutive	23,393	19,896	21,635	19,896

Net (loss) per share, basic and diluted	$(0.21)	$(0.24)	$(0.40)	$(0.37)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	3,563	2,843	3,563	2,843
Warrants to purchase common stock	39	39	39	39

4.	Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no-par common stock.

Warrants to Purchase Common Stock

During the three and six-months ended June 30, 2020, there were no warrants issued or exercised. During the three and six-months ended June 30, 2019, the Company issued warrants to purchase common stock priced in U.S. dollars with a weighted average price of $6.80. These warrants have not been exercised and have weighted average remaining life of 8.58 years as of June 30, 2020. The following table details the Company’s warrant activity from December 31, 2019:

Investor Warrants	Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price $USD
Outstanding December 31, 2019	39	6.80
Issued	-	-
Outstanding March 31, 2020	39	6.80
Issued	-	-
Outstanding June 30, 2020	39	6.80
Total	39	6.80

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Investor Warrants	Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price $USD
Outstanding December 31, 2018	-	-
Issued	39	6.80
Outstanding March 31, 2019	39	6.80
Issued	-	-
Outstanding June 30, 2019	39	6.80
Total	39	6.80

The value of warrants issued was estimated using the Black-Scholes option pricing model using the following assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The Company capitalized the non-cash expense of $179 associated with the anticipated issuance of warrants for the Loan B facility on August 6, 2020 and the $255 associated with issuing the above warrants on February 1, 2019. The Company also incurred legal, professional and share registration fees totaling $23 in 2020 and $71 in 2019 which were also capitalized. The combined capitalized asset, deferred issuance cost, has been placed on the balance sheet and is being amortized over the life of the loan facility.

Valuation Assumptions
Black-Scholes Model Assumptions	February 1, 2019
Expected dividend	0.00%
Risk free rate	2.70%
Expected volatility	179%
Expected life	10 years

Stock option plan

On June 22, 2020, shareholders of the Company approved a resolution adopting the Equity Incentive Plan (the “Plan”). This Plan replaces the Amended and Restated Stock Option Plan passed by shareholders in 2019. The Plan expands the types of instruments which may be issued as incentive compensation to employees, directors and designated contractors. In addition to stock options, the Plan may also issue: stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The Company believes this Plan gives it the ability to align incentives with strategic objectives.

The Compensation Committee of the Board of Directors administers the Company’s Plan. The Compensation Committee designates eligible participants to be included under the Plan and approves the number of options to be granted from time to time under the Plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 6,339 options are authorized for issuance under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractor options expense recognized	$21	$331	$42	$374
Employee options expense recognized	522	1,669	913	1,890
Total option expense recognized	$543	$2,000	$955	$2,264

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option activity

The following is a summary of option activity for each of the quarterly periods in fiscal year 2020 for stock options denominated in U.S. dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2019	2,440	$3.59
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2020	2,440	$3.59
Granted	475	6.97
Outstanding at June 30, 2020	2,915	$4.52

During the three-month period ended June 30, 2020, there were 475 US denominated options issued. Of the 2,915 US denominated options granted and outstanding at June 30, 2020, 2,023 are fully vested and exercisable.

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

The following is a summary of option activity for the three and six-month periods ended June 30, 2020 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2019	648	$2.43
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2020	648	$2.43
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2020	648	$2.43

For the three and six-month periods ended June 30, 2020, there was no issuance activity related to Canadian dollar denominated options. As of June 30, 2020, all 648 outstanding options denominated in Canadian dollars were fully vested and exercisable.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were 475 options issued during the three months ended June 30, 2020, (345 for the same period in 2019). Assumptions for the valuation of the option grants are described in the table below:

	Three Months Ended June 30,
Black-Scholes Model Assumptions	2020	2019
Expected dividend	0.00%	0.00%
Risk free rate	0.63 – 0.65%	2.06 – 2.41%
Expected volatility	143 – 144%	136 – 156%
Expected life	10 years	7 – 10 years

5.	Fair Value Measurements

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at June 30, 2020 and December 31, 2019 (in thousands)
	Quoted Price in Active Market for Identical Instruments				Significant Other Observable Inputs		Significant Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2020		2019		2020	2019	2020	2019	2020	2019
Assets
Cash and cash equivalents	604	(1)	347	(1)	38,125	13,303	-	-	38,729	13,650

(1)	The Company held approximately, $604 in cash as of June 30, 2020, of which approximately, $34 was in Canadian funds (translated into U.S. dollars). As of December 31, 2019, the Company held approximately $347 of which approximately $30 was in Canadian funds (translated into U.S. dollars).

6.	Commitments and Contingencies

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The term of the OHSU Agreement as amended by Amendment 1 expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec or 8 years, whichever is later. In the event a licensed product obtains regulatory approval and is covered by the Orphan Drug Designation, the parties will in good faith amend the term of the agreement. Sodium thiosulfate is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expire in Europe in 2021 and that expire in the United States in 2038. The OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec also has the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement.

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary (as of August 5, 2020 $430,000). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to six months of salary (as of August 5, 2020 $155,875). In the event of her termination with us other than for cause, we will be obligated to pay Ms. Goel a one-time severance payment equal to three months of salary (as of August 5, 2020 $90,000)

Leases

We have an operating lease in Research Triangle Park, North Carolina utilizing small space within a commercial building. The operating lease has payments of $200 per month with no scheduled increases. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due.

On January 23, 2020, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at in Hoboken, New Jersey. Per the terms of the Office Service Agreement, the monthly rent payments are $1,150. The Company was required to pay a security deposit of $2,300, which is the equivalent to two months of rent. The Office Service Agreement commenced on January 27, 2020 and terminates on July 31, 2020, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one months' advance written notice of termination.

COVID-19

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which was declared a pandemic by the World Health Organization in March 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to the Company’s product launch which includes the ability of sales reps to communicate with oncologists, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by the Company, including inventories, property and equipment, and marketable securities. COVID-19 has not had a material effect on the Company’s operations to date as the Company has historically had a workforce which works remotely, preparations for product launch have been under the assumption of a virtual launch and product supplies have not been impacted.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

On June 26, 2020, Fennec announced an amendment to the Loan and Security Agreement with Bridge Bank. This amendment provides Fennec with an $18 million debt facility comprised of two term loans. Term Loan A consists of $12.5 million to be funded upon New Drug Application (NDA) approval of PEDMARKTM in the U.S. Term Loan B consists of $5.5 million to be funded upon the occurrence of a revenue event in 2021.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan A, provided that Term Loan B is funded, and certain conditions are met. Under Accounting Standards Codification ("ASC") 470-50, Modifications and Extinguishments, the amendment was considered a modification. As such, the Company is amortizing the loan fee and the value of the warrant over the remainder of the loan term. The Company intends to use the proceeds from the loans to provide working capital for commercialization activities for PEDMARKTM upon NDA approval.

The combined value of the granted warrants and the associated costs to secure the loan facility (approximately $528 thousand) were capitalized on the balance sheet as a long-term asset. The asset, deferred issuance cost, will be amortized evenly over the full term of the agreement (56 months). During the quarter ended June 30, 2020, the Company recorded amortization expense of roughly $30 as a result of the amortization of the asset related to deferred issuance cost. A total of $111 has been amortized as of June 30, 2020.

7.	Subsequent Events

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

In August 2018, the Pediatric Committee (PDCO) of the European Medicines Agency (EMA) accepted our pediatric investigation plan (PIP) for sodium thiosulfate with the trade name Pedmarqsi for the condition of the prevention of platinum-induced hearing loss. An accepted PIP is a prerequisite for filing a Marketing Authorization Application (MAA) for any new medicinal product in Europe. The indication targeted by the Company’s PIP is for the prevention of platinum-induced ototoxic hearing loss for standard risk hepatoblastoma (SR-HB). Additional tumor types of the proposed indication will be subject to the Committee for Medicinal Products for Human Use (CHMP) assessment at the time of the MAA. No deferred clinical studies were required in the positive opinion given by PDCO. The Company was also advised that sodium thiosulfate (tradename to be determined) is eligible for submission of an application for a Pediatric Use Marketing Authorization (PUMA). Therefore, this decision allows Fennec to proceed with the submission of a PUMA in the European Union (EU) with incentives of automatic access to the centralized procedure and up to 10 years of data and market protection The PUMA is a dedicated marketing authorization covering the indication and appropriate formulation for medicines developed exclusively for use in the pediatric population and provides data and market protection up to 10 years. In February 2020, Fennec announced that it has submitted a MAA for the prevention of otoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors.

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

SIOPEL 6 - Results

Background / Objectives:

Background: Bilateral high-frequency hearing loss is a serious permanent side-effect of cisplatin therapy; particularly debilitating when occurring in young children. Sodium thiosulfate has been shown to reduce cisplatin induced hearing loss. SIOPEL 6 is a Phase 3 randomized trial to assess the efficacy of sodium thiosulfate in reducing ototoxicity in young children treated with cisplatin (Cis) for SR-HB.

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

We generated a net loss of approximately $8.7 million for the six-months ended June 30, 2020 and a net loss of $7.4 million for the six-months ended June 30, 2019. As of June 30, 2020, our accumulated deficit was approximately $152.7 million ($144.0 million at December 31, 2019).

On May 5, 2020, the Company announced the completion of an underwritten public offering of 4.8 million common shares at a public offering price of $6.25 per share. In addition, Fennec issued an additional 0.66 million common shares in connection with the partial exercise of the underwriters’ over-allotment option. The approximate total gross proceeds from the offering was $34.1 million ($32.0 million net of commissions, fees and issue costs).

On June 26, 2020, Fennec announced an amendment to the Loan and Security Agreement with Bridge Bank. This amendment provides Fennec with an $18 million debt facility comprised of two term loans. Term Loan A consists of $12.5 million to be funded upon New Drug Application (NDA) approval of PEDMARKTM in the U.S. Term Loan B consists of $5.5 million to be funded upon the occurrence of a revenue event in 2021.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan A, provided that Term Loan B is funded, and certain conditions are met. Under Accounting Standards Codification (“ASC”) 470-50, Modifications and Extinguishments, the amendment was considered a modification. As such, the Company is amortizing the loan fee and the value of the warrant over the remainder of the loan term. The Company intends to use the proceeds from the loans to provide working capital for commercialization activities for PEDMARKTM upon NDA approval.

We believe that our cash and cash equivalents as of June 30, 2020, which totaled $38.7 million, plus the Loan Security Agreement with Bridge Bank, will be sufficient to meet our cash requirements through the at least the next twenty months including NDA approval and anticipated first commercial launch of PEDMARKTM in the United States. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended June 30, 2020 versus three months ended June 30, 2019:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2020%		June 30, 2019%		Change
Operating expenses:
Research and development	$1,121	23%	$1,969	41%	$(848)
General and administration	3,724	77%	2,844	59%	880
Total operating expenses	4,845	100%	4,813	100%	32

Loss from operations	(4,845)		(4,813)		(32)

Other gain/(loss)	13		(10)		23
Amortization expense	(30)		(17)		(13)
Interest income and other	17		110		(93)

Net loss	$(4,845)		$(4,730)		$(115)

Research and development expenses decreased by $848 for the three months ended June 30, 2020 over the same period in 2019 as the Company’s activities shifted from research and development expenses to product launch readiness and pre-commercial development of PEDMARKTM. General and administrative expenses increased by $880 over same period in 2019 being driven mainly by the pre-commercialization efforts and added headcount.

Other gain/(loss) was driven mainly by fluctuations in its foreign currency transactions and is a non-cash expense. The Company has vendors that transact in Euros, Great British Pounds and Canadian Dollars. There was an increase of $23 in other gain/(loss) for the three months ended June 30, 2019 over the same period in 2019. Amortization expense is also a non-cash expense and relates to amortization of the deferred issuance cost of the loan facilities with Bridge Bank. Amortization expense was $30 and $17 for the three months ended June 30, 2019 and 2019, respectively. Interest income was $93 lower for the three months ended June 30, 2019 over the same period in 2019. This was driven mainly by a sharp decrease in interest rates for the three months ended June 30, 2020 over the same period in 2019 and lower average cash balances.

	Six Months		Six Months
	Ended		Ended
In thousands of U.S. Dollars	June 30, 2020%		June 30, 2019%		Change
Operating expenses:
Research and development	$2,514	29%	$3,640	49%	$(1,126)
General and administration	6,166	71%	3,853	51%	2,313
Total operating expenses	8,680	100%	7,493	100%	1,187

Loss from operations	(8,680)		(7,493)		(1,187)

Other gain/(loss)	4		(10)		14
Amortization expense	(47)		(29)		(18)
Interest income and other	52		176		(124)

Net loss	$(8,671)		$(7,356)		$(1,315)

Total research and development expenses were down by $1,126 for the six months ended June 30, 2020 over the same period in 2019. This decrease relates primarily to the shift from research and development to pre-commercialization and product launch efforts for PEDMARKTM. The increase in pre-commercialization and product launch efforts are reflected in the general and administrative cost increase of $2,313 over the prior year in the same period in 2019. Sales and marketing activities increased by $3.1 million for the six-month period ended June 30, 2020 over the same period in 2019. The Company increased payroll expenses by $0.2 million as it added two more employees. These increases were offset by a significant decrease in non-cash equity compensation expense.

Other (loss)/gain increased by $14 for the six months ended June 30, 2020 over the same period in 2019. For the six-months period ended June 30, 2020 the Company recognized an increase of $18 in amortization expense on the deferred issuance cost associated with the loan facilities arranged with Bridge Bank over the same period in 2019. Interest income was down sharply ($124) over the same period in 2019, due to lower interest rates and lower average deposits.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through June 30, 2020, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net (Loss)/Income for the Period	Basic Net (Loss)/Income per Common Share	Diluted Net (Loss)/Income per Common Share
September 30, 2018	(2,749)	(0.14)	(0.14)
December 31, 2018	(2,984)	(0.15)	(0.15)
March 31, 2019	(2,626)	(0.13)	(0.13)
June 30, 2019	(4,730)	(0.24)	(0.24)
September 30, 2019	(1,809)	(0.09)	(0.09)
December 31, 2019	(3,610)	(0.18)	(0.18)
March 31, 2020	(3,826)	(0.19)	(0.19)
June 30, 2020	(4,845)	(0.21)	(0.21)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	June 30, 2020	December 31, 2019
Cash and cash equivalents	$38,729	$13,650
Other current assets	170	234
Current liabilities	3,190	2,271
Working capital(1)	35,709	11,613
(1) [Current assets – current liabilities]
Selected equity:
Common stock	187,585	154,663
Accumulated deficit	(152,702)	(144,031)
Stockholders’ equity	36,126	11,875

Cash and cash equivalents were $38,729 at June 30, 2020 and $13,650 at December 31, 2019. The increase in cash and cash equivalents between June 30, 2020 and December 31, 2019, is the result of the $34.1 million (gross proceeds) equity financing completed in May 2020. These cash inflows were offset by expenses related to our pre-commercialization expenses of PEDMARKTM and general and administrative expenses. The decrease in other current assets between June 30, 2020 and December 31, 2019 relates to the amortization of pre-paid Nasdaq annual listing fees and pre-paid Director’s and Officer’s Insurance.

Current liabilities increased primarily due to manufacturing and pre-commercialization activities associated with production and marketing of PEDMARKTM and related regulatory expenses. The Company also had payables balances for legal and other professional services related to the May 2020 financing.

Working capital increased between December 31, 2019 and June 30, 2020 by $24.1 million. The increase was primarily as a result of the May 2020 financing. These cash inflows were offset by expenses related to our pre-commercialization activities of PEDMARKTM and general and administrative expenses. The Company expects further increases in cash outflows as it anticipates the addition of employees and prepares for commercial launch in the United States in the second half of 2020.

The following table illustrates a summary of cash flow data for the three and six-month periods of June 30, 2020 and 2019:

Dollar and shares in thousands	Three Months Ended June 30,		Six Months Ended June 30,
Selected cash flow data:	2020	2019	2020	2019
Net cash used in operating activities	$(3,116)	$(2,756)	$(6,865)	$(5,235)
Net cash provided by investing activities	-	-	-	-
Net cash provided by/(used in) financing activities	31, 944	-	31,944	(71)
Increase/(decrease) in cash and cash equivalents	$28,828	$(2,756)	$25,079	$(5,306)

Net cash used in operating activities for the three and six-months ended June 30, 2020 was $3,116 and $6,865 respectively. This is compared to $2,756 and $5,235 during the same periods in 2019. These increases in cash outlays relate to the pre-commercialization activities of PEDMARKTM and regulatory submission activities relating to the rolling NDA. The Company increased cash balances by $32.0 million from a public financing which it completed in May of 2020.

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

Outstanding Share Information

The outstanding share data for our Company as of June 30, 2020 and December 31, 2019 was as follows (in thousands):

	June 30, 2020	December 31, 2019	Change
Common shares	25,356	19,896	5,460
Warrants	39	39	-
Stock options	3,563	3,088	475
Total	28,958	23,023	5,935

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2020, we had approximately $38,729 in cash accounts ($38,125 in money market accounts, and $604 in checking accounts). We have not experienced any loss or write down of our money market investments since inception.

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

Research and development expenses for the three-months ended June 30, 2020 and 2019 were $1,121 and $1,969, respectively and for the six-months then ended, $2,514 and $3,640, respectively. The Company has decreased its research and development expenses related to PEDMARKTM as the Company’s efforts have shifted to pre-commercialization with some continued regulatory expenses associated with the rolling NDA submission of PEDMARKTM.

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

At June 30, 2020, we had $38,125 in money market investments and savings accounts as compared to $13,303 at December 31, 2019; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At June 30, 2020, the Company held approximately $46 thousand Canadian dollars ($34 thousand as presented to U.S. dollars). At December 31, 2019, the Company held approximately $30 thousand Canadian dollars ($24 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the recent novel coronavirus outbreak), trade wars, political unrest or other events, could disrupt our business or operations or those of our manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. For example, many states recently ordered most businesses closed, mandating work-from-home arrangements where feasible, in response to the coronavirus pandemic. These limitations could negatively affect our business operations and continuity, and could negatively impact our development timelines and ability to timely perform basic business functions, including, without limitation, making SEC filings and preparing financial reports. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidate could be impaired or halted, which could have a material adverse impact on our business.

Item 2. Recent Sales of Unregistered Securities.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2020 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 5, 2020	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 5, 2020	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)