Form 10-Q
period 2020-09-30
FENNEC PHARMACEUTICALS INC.
filed 2020-11-16
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, there were 25,809,684 shares of Fennec Pharmaceuticals Inc. common stock outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	September 30, 2020	December 31,
	(unaudited)	2019
Assets

Current assets:
Cash and cash equivalents	$33,166	$13,650
Prepaid expenses	900	226
Other current assets	4	8
Total current assets	34,070	13,884

Non-current assets:
Deferred issuance costs	466	326
Accumulated amortization of deferred issuance costs	(466)	(64)
Total non-current assets:	-	262

Total assets	$34,070	$14,146

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$2,684	$1,612
Accrued liabilities	201	659
Total current liabilities	2,885	2,271

Commitments and Contingencies (Note 6)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized; 25,810 shares issued and outstanding (2019-19,896)	139,732	106,392
Additional paid-in capital	49,112	48,271
Accumulated deficit	(158,902)	(144,031)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	31,185	11,875
Total liabilities and stockholders’ equity	$34,070	$14,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	1,368	795	3,882	4,435
General and administrative	4,491	1,068	10,657	4,921

Loss from operations	(5,859)	(1,863)	(14,539)	(9,356)

Other (expense) income :
Other (loss)/gain	(8)	1	(4)	(9)
Amortization expense	(355)	(17)	(402)	(46)
Interest income and other	22	70	74	246
Total other income/(expense), net	(341)	54	(332)	191

Net loss	$(6,200)	$(1,809)	$(14,871)	$(9,165)

Basic net loss per common share	$(0.24)	$(0.09)	$(0.64)	$(0.46)
Diluted net loss per common share	$(0.24)	$(0.09)	$(0.64)	$(0.46)
Weighted-average number of common shares outstanding, basic	25,598	19,896	22,969	19,896
Weighted-average number of common shares outstanding, diluted	25,598	19,896	22,969	19,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Cash flows used in:
Operating activities:
Net loss	$(6,200)	$(1,809)	$(14,871)	$(9,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred issuance cost	355	17	402	46
Stock-based compensation - contractors	21	21	63	395
Stock-based compensation - employees	1,238	314	2,151	2,204
Changes in operating assets and liabilities:
Prepaid assets	(734)	(331)	(674)	(219)
Other current assets	-	1	4	1
Accounts payable	(71)	(440)	1,072	(244)
Accrued liabilities	(55)	(8)	(458)	(488)

Net cash used in operating activities	(5,446)	(2,235)	(12,311)	(7,470)

Financing activities:
Issuance of shares, net of issuance cost	-	-	31,967	-
Capitalized deferred issuance cost	(117)	-	(140)	(71)

Net cash (used in)/provided by financing activities	(117)	-	31,827	(71)

(Decrease)/increase in cash and cash equivalents	(5,563)	(2,235)	19,516	(7,541)
Cash and cash equivalents - Beginning of period	38,729	17,475	13,650	22,781
Cash and cash equivalents - End of period	$33,166	$15,240	$33,166	$15,240

Non-cash deferred issuance cost (warrant value)
	$-	$-	$-	$255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine-months Ended September 30, 2020 and 2019

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Number (Note 5)	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	19,896	$106,392	$48,271	$(144,031)	$1,243	$11,875
Stock options issued to employees	-	-	391	-	-	391
Stock options issued to contractors	-	-	21	-	-	21
Net loss	-	-	-	(3,826)	-	(3,826)
Balance at March 31, 2020	19,896	106,392	48,683	(147,857)	1,243	8,461
Stock options issued to employees	-	-	522	-	-	522
Stock options issued to contractors	-	-	21	-	-	21
Issuance of securities	5,460	31,967	-	-	-	31,967
Net loss	-	-	-	(4,845)	-	(4,845)
Balance at June 30, 2020	25,356	138,359	49,226	(152,702)	1,243	36,126
Stock options issued to employees	-	-	1,238	-	-	1,238
Stock options issued to contractors	-	-	21	-	-	21
Exercise of options	454	1,373	(1,373)	-	-	-
Net loss	-	-	-	(6,200)	-	(6,200)
Balance at September 30, 2020	25,810	$139,732	$49,112	$(158,902)	$1,243	$31,185

Balance at December 31, 2018	19,896	$106,392	$44,934	$(131,256)	$1,243	$21,313
Stock options issued to employees	-	-	221	-	-	221
Stock options issued to contractors	-	-	43	-	-	43
Warrants issued to consultants	-	-	255	-	-	255
Net loss	-	-	-	(2,626)	-	(2,626)
Balance at March 31, 2019	19,896	106,392	45,453	(133,882)	1,243	19,206
Stock options issued to employees	-	-	1,669	-	-	1,669
Stock options issued to contractors	-	-	331	-	-	331
Net loss	-	-	-	(4,730)	-	(4,730)
Balance at June 30, 2019	19,896	106,392	47,453	(138,612)	1,243	16,476
Stock options issued to employees	-	-	314	-	-	314
Stock options issued to contractors	-	-	21	-	-	21
Net loss	-	-	-	(1,809)	-	(1,809)
Balance at September 30, 2019	18,896	$106,392	$47,788	$(140,421)	$1,243	$15,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(All dollar amounts shown in thousands)

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

During the three and nine-months ended September 30, 2020, the Company incurred a loss from operations of $5,859 and $14,539, respectively. At September 30, 2020, the Company had an accumulated deficit of $158,902 and had experienced negative cash flows from operating activities during the three and nine-months ended September 30, 2020 in the amount of $5,446 and $12,311, respectively.

On May 5, 2020, the Company announced the completion of an underwritten public offering of 4,800,000 common shares at a public offering price of $6.25 per share. In addition, Fennec issued an additional 660,204 common shares in connection with the partial exercise of the underwriters’ over-allotment option. The approximate total gross proceeds from the offering was $31,967 ($34,100 net of commissions, fees and issue costs).

On February 1, 2019, Fennec entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation, pursuant to which the Bank agreed to loan $12,500 to the Company, to be made available upon New Drug Application (NDA) approval of PEDMARK by no later than September 30, 2020. The proceeds from the loan will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Interest under the Term Loans shall bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to the Effective Interest Rate (as defined in the Loan and Security Agreement) which is equal to the sum of the Prime Rate published in the Wall Street Journal (currently 3.25%) plus one percent (1.00%). The debt facility is to have interest-only monthly payments due for the first eighteen months from the funding date and then monthly principal and interest payments are due through the remainder of the term which has a maturity date of October 1, 2023. In connection with the facility, Fennec granted Bridge Bank a warrant to purchase up to 39 common shares at an exercise price of $6.80 per common share, for a term of ten years from the date of issuance, subject to early termination under certain conditions.

On June 26, 2020, Fennec announced an amendment to the Loan and Security Agreement with Bridge Bank. This amendment provides Fennec with an $18,000 debt facility comprised of two term loans. Term Loan A consists of $12,500 to be funded upon New Drug Application NDA approval of PEDMARKTM in the U.S. to be made available upon NDA approval of PEDMARK by no later than December 31, 2020 and Term Loan B consists of $5,500 to be funded upon the occurrence of a revenue event in 2021.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan A, provided that Term Loan B is funded, and certain conditions are met. The fee in connection with Loan B, can either be 2.13% of the Loan B amount in cash, or the Company can issue a warrant with a value equal to 3.25% of the Loan B amount. On August 6, 2020, the Company paid cash for the extended facility. These statements reflect that fee being settled with cash instead of a warrant. Under Accounting Standards Codification ("ASC") 470-50, Modifications and Extinguishments, the amendment was considered a modification. As such, the Company had been amortizing the loan fee and the value of the warrant over the remainder of the loan term. Following the receipt of the U.S. Food and Drug Administration’s (FDA) Complete Response Letter (CRL), management decided to fully amortize the remining portions of the loan fee and the value of the warrants.

Fennec Pharmaceuticals Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(All dollar amounts shown in thousands)

On August 10, 2020, the Company received a CRL from the FDA regarding its New Drug Application (NDA) for PEDMARKTM.  According to the CRL, after recent completion of a pre-approval inspection of the manufacturing facility of our drug product manufacturer, the FDA identified deficiencies that are required to be resolved prior to the approval of PEDMARKTM. Importantly, no clinical safety or efficacy issues were identified during the review and there is no requirement for further clinical data. The Company plans to work closely with the third-party drug manufacturer and the FDA to fully address the CRL and plan to resubmit the NDA for PEDMARKTM as quickly as possible. As a result of the FDA’s CRL the anticipated product launch did not occur as of September 30, 2020 and thus the Bridge Bank Term Loan A has not yet been funded. The Company does not believe it will receive FDA approval by December 31, 2020 and thus has fully amortized the deferred asset associated with Term Loan A. Furthermore, the Company believes the delay in approval will mean it will not be able to meet the revenue target to fund Term Loan B. As such, the deferred asset associated with Term Loan B has been expensed. The Company is currently in negotiations with Bridge Bank to receive an extension on both Term Loan A and B.

The Company believes the funds raised in the public offering which closed in May 2020, provides sufficient funding for the Company to carry-out its planned activities including potential NDA approval and the commencement of commercialization efforts for at least the next twelve months as it continues its strategic development of PEDMARKTM.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at September 30, 2020 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended September 30, 2020 included estimates necessary to value grants of stock options to employees and various contractors, disclosed in Note 4.

Fennec Pharmaceuticals Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(All dollar amounts shown in thousands)

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

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. This ASU is effective January 1, 2022 and interim periods presented. Early adoption of the ASU is permitted by the Company effective January 1, 2021. The Company is in the process of assessing the adoption of the ASU on the Company’s financial statements.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2020, the Company had $33,166 in cash, savings and money market accounts ($13,650 at December 31, 2019). At September 30, 2020, the Company held $19 in cash of which $11 (as presented in U.S. dollars) was in Canadian dollars ($24 at December 31, 2019 as presented in U.S. dollars). At September 30, 2020, the Company held $33,147 in money market investments. Money market investments typically have minimal risks. The Company has not experienced any loss or write-down of its money market investments since inception.

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

	Three Months Ended September 30,		Nine-month Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss)	$(6,200)	$(1,809)	$(14,871)	$(9,165)

Denominator:
Weighted-average common shares, basic	25,598	19,896	22,969	19,896

Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Incremental dilutive shares	-	-	-	-

Weighted-average common shares, dilutive	25,598	19,896	22,969	19,896

Net (loss) per share, basic and diluted	$(0.24)	$(0.09)	$(0.64)	$(0.46)

Fennec Pharmaceuticals Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(All dollar amounts shown in thousands)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine-month Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	3,095	3,018	3,095	3,018
Warrants to purchase common stock	39	39	39	39

4.	Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no-par common stock.

Warrants to Purchase Common Stock

During the three and nine-months ended September 30, 2020, there were no warrants issued or exercised. During the three and nine-months ended September 30, 2019, the Company issued warrants to purchase common stock priced in U.S. dollars with a weighted average price of $6.80. These warrants have not been exercised and have weighted average remaining life of 8.58 years as of September 30, 2020. The following table details the Company’s warrant activity from December 31, 2019:

Investor Warrants	Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price $USD
Outstanding December 31, 2019	39	6.80
Issued	-	-
Outstanding March 31, 2020	39	6.80
Issued	-	-
Outstanding June 30, 2020	39	6.80
Issued	-	-
Outstanding September 30, 2020	39	6.80
Total	39	6.80

Investor Warrants	Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price $USD
Outstanding December 31, 2018	-	-
Issued	39	6.80
Outstanding March 31, 2019	39	6.80
Issued	-	-
Outstanding June 30, 2019	39	6.80
Issued	-	-
Outstanding September 30, 2019	39	6.80
Total	39	6.80

The value of warrants issued was estimated using the Black-Scholes option pricing model using the following assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award.

Fennec Pharmaceuticals Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(All dollar amounts shown in thousands)

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

The Compensation Committee of the Board of Directors administers the Company’s Plan. The Compensation Committee designates eligible participants to be included under the Plan and approves the number of options to be granted from time to time under the Plan. Currently, the maximum number of option shares issuable is twenty-five percent (25%) of the total number of issued and outstanding shares of common stock. Based upon the current shares outstanding, a maximum of 6,452 options are authorized for issuance under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense for the three and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine-month Ended September 30,
	2020	2019	2020	2019
Contractor options expense recognized	$21	$21	$63	$395
Employee options expense recognized	1,238	314	2,151	2,204
Total option expense recognized	$1,259	$335	$2,214	$2,599

Stock option activity

The following is a summary of option activity for each of the quarterly periods in fiscal year 2020 for stock options denominated in U.S. dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2019	2,440	$3.59
Granted	-	-
Outstanding at March 31, 2020	2,440	$3.59
Granted	475	6.97
Outstanding at June 30, 2020	2,915	$4.52
Granted	180	6.17
Outstanding at September 30, 2020	3,095	$4.62

During the three-month period ended September 30, 2020, there were 180 US denominated options issued. For the nine months ended September 30, 2020 there were 655 options issued. Of the 3,095 US denominated options granted and outstanding at September 30, 2020, 2,230 are fully vested and exercisable.

The following is a summary of option activity for each of the quarterly periods in fiscal year 2019 for stock options denominated in U.S. dollars:

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2018	1,850	$3.80
Granted	-	-
Outstanding at March 31, 2019	1,850	$3.80
Granted	345	4.69
Outstanding at June 30, 2019	2,195	$3.94
Granted	175	4.74
Outstanding at September 30, 2019	2,370	$4.00

Fennec Pharmaceuticals Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(All dollar amounts shown in thousands)

The following is a summary of option activity for the three and nine-month periods ended September 30, 2020 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2019	648	$2.43
Granted	-	-
Outstanding at March 31, 2020	648	$2.43
Granted	-	-
Outstanding at June 30, 2020	648	$2.43
Exercised	(648)	2.43
Outstanding at September 30, 2020	-	-

For the three and nine-month periods ended September 30, 2020, there was no issuance activity related to Canadian dollar denominated options. During the period ended September 30, 2020, all 648 outstanding options denominated in Canadian dollars were fully exercised pursuant to a cashless exercise. As a result, the Company did not receive any cash and issued 454 shares.

The following is a summary of option activity for the three and nine-month periods ended September 30, 2019 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
Canadian Denominated Options	Options (thousands)	Exercise Price $CAD
Outstanding December 31, 2018	648	$2.43
Granted	-	-
Outstanding at March 31, 2019	648	$2.43
Granted	-	-
Outstanding at June 30, 2019	648	$2.43
Granted	-	-
Outstanding at September 30, 2019	648	$2.43

Valuation assumptions

The value of options granted were estimated using the Black-Scholes option pricing model using the following assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. There were 180 options issued during the three months ended September 30, 2020, (175 for the same period in 2019). Assumptions for the valuation of the option grants are described in the table below:

	Three Months Ended September 30,
Black-Scholes Model Assumptions	2020	2019
Expected dividend	0.00%	0.00%
Risk free rate	0.69%	1.63%
Expected volatility	141%	151%
Expected life	10 years	10 years

Fennec Pharmaceuticals Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(All dollar amounts shown in thousands)

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at September 30, 2020 and December 31, 2019 (in thousands)
	Quoted Price in Active Market for Identical Instruments				Significant Other Observable Inputs				Significant Unobservable Inputs
	Level 1				Level 2				Level 3		Total
	2020		2019		2020		2019		2020	2019	2020	2019
Assets
Cash and cash equivalents	19	(1)	347	(1)	33,147	(2)	13,303	(2)	-	-	33,166	13,650

(1)	The Company held approximately $19 in cash as of September 30, 2020, of which approximately $11 was in Canadian funds (translated into U.S. dollars). As of December 31, 2019, the Company held approximately $347 in cash of which approximately $30 was in Canadian funds (translated into U.S. dollars).
(2)	These amounts are held in a Money Market account.

6.	Commitments and Contingencies

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

Fennec Pharmaceuticals Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(All dollar amounts shown in thousands)

Class Action Suit

Following the U.S. Food and Drug Administration’s (FDA’s) Complete Response Letter (CRL) regarding its New Drug Application (NDA) for PEDMARKTM as described in Note 1, a putative lawsuit was filed against us purportedly on behalf of purchasers of the Company’s securities between February 11, 2020 and August 10, 2020.  The lawsuit seeks to recover damages for Fennec investors under federal securities laws. While we believe that the lawsuit is without merit and intend to vigorously defend against it, the lawsuit is in its early stages and no assessment can be made as to their likely outcome or whether the outcome will be material to us. This litigation, and any other securities class actions that may be brought against us, could result in substantial costs and a diversion of our management’s attention and resources.

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary (as of November 5, 2020, $430,000). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to nine-months of salary (as of November 5, 2020, $155,875). In the event of her termination with us other than for cause, we will be obligated to pay Ms. Goel a one-time severance payment equal to three months of salary (as of November 5, 2020, $90,000)

Leases

We have an operating lease in Research Triangle Park, North Carolina utilizing small space within a commercial building. The operating lease has payments of $400 per month with no scheduled increases. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due.

On January 23, 2020, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at in Hoboken, New Jersey. Per the terms of the Office Service Agreement, the monthly rent payments are $1,150. The Company was required to pay a security deposit of $2,300, which is the equivalent to two months of rent. The Office Service Agreement commenced on January 27, 2020 and terminated on July 31, 2020, where it automatically renewed for a successive period equal to the original term. Either party is able to terminate the agreement by providing no less than three months' advance written notice of termination.

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

Loan Security Agreement

On February 1, 2019, the Company’s wholly owned subsidiary Fennec Pharmaceuticals Inc. entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation (the “Bank”), pursuant to which the Bank agreed to loan $12,500 to Fennec Pharmaceuticals, Inc., to be made available upon NDA approval of PEDMARK by no later than September 30, 2020. The proceeds from the loan will be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement. Interest under the Term Loans shall bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to the Effective Interest Rate (as defined in the Loan and Security Agreement) which is equal to the sum of the Prime Rate published in the Wall Street Journal (currently 3.25%) plus one percent (1.00%). The debt facility is to have interest-only monthly payments due for the first eighteen months from the funding date and then monthly principal and interest payments are due through the remainder of the term which has a maturity date of October 1, 2023. In connection with the facility, Fennec granted Bridge Bank a warrant to purchase up to 39 common shares at an exercise price of $6.80 per common share, for a term of ten years from the date of issuance, subject to early termination under certain conditions.

Fennec Pharmaceuticals Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

(All dollar amounts shown in thousands)

On June 26, 2020, Fennec announced an amendment to the Loan and Security Agreement with Bridge Bank. This amendment provides Fennec with an $18,000 debt facility comprised of two term loans. Term Loan A consists of $12,500 to be funded upon NDA approval of PEDMARKTM in the U.S. by no later than December 31, 2020 and Term Loan B consists of $5,500 to be funded upon the occurrence of a revenue event in 2021.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan A, provided that Term Loan B is funded, and certain conditions are met. Under Accounting Standards Codification ("ASC") 470-50, Modifications and Extinguishments, the amendment was considered a modification. As such, the Company had been amortizing the loan fee and the value of the warrant over the remainder of the loan term. Following the receipt of the FDA’s CRL, management decided to fully amortize the remining portions of the loan fee and the value of the warrants.

The combined value of the granted warrants and the associated costs to secure the loan facility (approximately $466 thousand) were capitalized on the balance sheet as a long-term asset. As a result of the CRL and delays with FDA approval and product launch, the Company does not believe it will meet the conditions to fund Term Loan A or B and thus has fully amortized all remaining unamortized value associated with the deferred issuance costs. During the quarter ended September 30, 2020, the Company recorded amortization expense of roughly $355 and a total of $466 has been amortized as of September 30, 2020.

7.	Subsequent Events

S-3 Registration and At The Market Facility

On October 30, 2020, the Company filed a S-3 registration of common shares (File No. 333-249775) pursuant to which the Company may offer from time to time, shares of our common stock having an aggregate offering price of up to $90.0 million. Under the Sales Agreement, the Company may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NASDAQ, on any other existing trading market for our common stock or to or through a market maker. The S-3 (File No. 333-249775) was declared effective on November 10, 2020.

Further, on October 30, 2020, the Company entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which the Company may sell and issue its common shares (the “Shares”) from time to time through HCW, as the Company’s sales agent (the “ATM Offering”). The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Agreement or terminate the Agreement. The Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-221093), which was declared effective on November 3, 2017. As of the date of this filing, there have been no such sales.

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

We initiated our rolling New Drug Application (NDA) for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors in December 2018. Fennec announced that it has submitted full completion of the NDA in February 2020. On April 13, 2020 Fennec announced that the U.S. Food and Drug Administration (“FDA”) had accepted for filing and granted Priority Review for Fennec’s New Drug Application for PEDMARK. The FDA set a Prescription Drug Fee Act (PDUFA) target action date of August 10, 2020 for the completion of the FDA’s review. On August 10, 2020 the Company announced that it received a Complete Response Letter (CRL) from the FDA regarding its NDA for PEDMARK. Further, subsequent to the CRL the Company is pleased with the recent constructive and collaborative Type A meeting with the FDA and plans to work closely with the third-party drug manufacturer and the FDA to fully address the CRL and plans to resubmit the NDA for PEDMARKTM as quickly as possible. Importantly, no clinical safety or efficacy issues were identified during the review and there is no requirement for further clinical data.

In March 2018, PEDMARKTM received Breakthrough Therapy and Fast Track designations from the FDA. Further, PEDMARKTM has received Orphan Drug Designation in the US in this setting.

In August 2018, the Pediatric Committee (PDCO) of the European Medicines Agency (EMA) accepted our pediatric investigation plan (PIP) for sodium thiosulfate with the trade name Pedmarqsi for the condition of the prevention of platinum-induced hearing loss. An accepted PIP is a prerequisite for filing a Marketing Authorization Application (MAA) for any new medicinal product in Europe. The indication targeted by the Company’s PIP is for the prevention of platinum-induced ototoxic hearing loss for standard risk hepatoblastoma (SR-HB). Additional tumor types of the proposed indication will be subject to the Committee for Medicinal Products for Human Use (CHMP) assessment at the time of the MAA. No deferred clinical studies were required in the positive opinion given by PDCO. The Company was also advised that sodium thiosulfate (tradename to be determined) is eligible for submission of an application for a Pediatric Use Marketing Authorization (PUMA). Therefore, this decision allows Fennec to proceed with the submission of a PUMA in the European Union (EU) with incentives of automatic access to the centralized procedure and up to 10 years of data and market protection The PUMA is a dedicated marketing authorization covering the indication and appropriate formulation for medicines developed exclusively for use in the pediatric population and provides data and market protection up to 10 years. In February 2020, Fennec announced that it has submitted a MAA for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors.

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

We generated a net loss of approximately $14,874 for the nine-months ended September 30, 2020 and a net loss of $9,165 for the nine-months ended September 30, 2019. As of September 30, 2020, our accumulated deficit was approximately $158,902 ($144,031 at December 31, 2019).

On May 5, 2020, the Company announced the completion of an underwritten public offering of 4.8 million common shares at a public offering price of $6.25 per share. In addition, Fennec issued an additional 0.66 million common shares in connection with the partial exercise of the underwriters’ over-allotment option. The approximate total gross proceeds from the offering was $34,100 ($31,967 net of commissions, fees and issue costs).

On June 26, 2020, Fennec announced an amendment to the Loan and Security Agreement with Bridge Bank. This amendment provides Fennec with an $18,000 debt facility comprised of two term loans. Term Loan A consists of $12,500 to be funded upon NDA approval of PEDMARKTM in the U.S. by no later than December 31, 2020 and Term Loan B consists of $5,500 to be funded upon the occurrence of a revenue event in 2021.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan A, provided that Term Loan B is funded, and certain conditions are met. Under Accounting Standards Codification (“ASC”) 470-50, Modifications and Extinguishments, the amendment was considered a modification. As such, the Company is amortizing the loan fee and the value of the warrant over the remainder of the loan term. The Company intends to use the proceeds from the loans to provide working capital for commercialization activities for PEDMARKTM upon NDA approval.

On August 10, 2020, the Company received a Complete Response Letter (CRL) from the U.S. Food and Drug Administration (FDA) regarding its New Drug Application (NDA) for PEDMARKTM.  According to the CRL, after recent completion of a pre-approval inspection of the manufacturing facility of our drug product manufacturer, the FDA identified deficiencies that are required to be resolved prior to the approval of PEDMARKTM. Importantly, no clinical safety or efficacy issues were identified during the review and there is no requirement for further clinical data. The Company plans to work closely with the third-party drug manufacturer and the FDA to fully address the CRL and plan to resubmit the NDA for PEDMARKTM as quickly as possible. As a result of the FDA’s CRL the anticipated product launch did not occur as of September 30, 2020 and thus the Bridge Bank Term Loan A has not yet been funded. The Company does not believe it will receive FDA approval by December 31, 2020 and thus has fully impaired the deferred asset associated with Term Loan A. Furthermore, the Company believes the delay in approval will mean it will not be able to meet the revenue target to fund Term Loan B. As such, the deferred asset associated with Term Loan B has been expensed. The Company is currently in negotiations with Bridge Bank to receive an extension on both Term Loan A and B.

We believe that our cash and cash equivalents as of September 30, 2020, which totaled $33,166 will be sufficient to meet our cash requirements through the at least the next twelve months. Our projections of our capital requirements are subject to substantial uncertainty. More capital than we anticipated may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. Given current economic conditions, we might not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended September 30, 2020 versus three months ended September 30, 2019:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2020%		September 30, 2019%		Change
Operating expenses:
Research and development	$1,368	23%	$795	43%	$573
General and administrative	4,491	77%	1,068	57%	3,423
Total operating expenses	5,859	100%	1,863	100%	3,996

Loss from operations	(5,859)		(1,863)		(3,996)

Other (loss)/gain	(8)		1		(9)
Amortization expense	(355)		(17)		(338)
Interest income and other	22		70		(48)

Net loss	$(6,200)		$(1,809)		$(4,391)

Research and development expenses increased by $573 for the three months ended September 30, 2020 over the same period in 2019 as the Company’s activities increased after the CRL from the FDA related to manufacturing and regulatory. General and administrative expenses increased by $3,423 over same period in 2019 being driven mainly by the pre-commercialization efforts, non-cash equity remuneration and added headcount.

Other (loss)/gain was driven mainly by fluctuations in its foreign currency transactions. The Company has vendors that transact in Euros, Great British Pounds and Canadian Dollars. There was an increase of $338 in amortization expense for the three months ended September 30, 2020 over the same period in 2019. This increase is mainly as a result of recognizing the complete impairment of both sections of the Term Loan Agreement on the balance sheet. Amortization expense is a non-cash expense and relates to amortization of the deferred issuance cost of the loan facilities with Bridge Bank. Amortization expense was $355 and $17 for the three months ended September 30, 2020 and 2019, respectively. Interest income was $48 lower for the three months ended September 30, 2020 over the same period in 2019. This was driven mainly by a sharp decrease in interest rates for the three months ended September 30, 2020 over the same period in 2019.

	Nine Months		Nine Months
	Ended		Ended
In thousands of U.S. Dollars	September 30, 2020%		September 30, 2019%		Change
Operating expenses:
Research and development	$3,882	27%	$4,435	47%	$(553)
General and administrative	10,657	73%	4,921	53%	5,736
Total operating expenses	14,539	100%	9,356	100%	5,183

Loss from operations	(14,539)		(9,356)		(5,183)

Other (loss)/gain	(4)		(9)		5
Amortization expense	(402)		(46)		(356)
Interest income and other	74		246		(172)

Net loss	$(14,871)		$(9,165)		$(5,706)

Total research and development expenses were down by $553 for the nine-month period ended September 30, 2020 over the same period in 2019. This decrease relates primarily to the shift from research and development to pre-commercialization and product launch efforts for PEDMARKTM which took place in the first nine months of 2020. The increase in pre-commercialization and product launch efforts are reflected in the general and administrative cost increase of $5,736 over the prior year in the same period in 2019. A large portion of this increase were from sales and marketing expenses which were up approximately $4,600 over the same period in 2019 as the Company prepared for product launch. Salary and benefit expenses were up by approximately $600 over same period in 2019. Items such as legal fees, consulting fees and investor relations accounted for an increase of $500.

Other (loss)/gain increased by $5 for the nine-months ended September 30, 2020 over the same period in 2019. For the nine-month period ended September 30, 2020 the Company recognized an increase of $356 in amortization expense on the deferred issuance cost associated with the loan facilities arranged with Bridge Bank over the same period in 2019. This increase was primarily due to the decision to fully amortize the remaining balance of the loan facility asset after the Company decided it would not be able to meet the conditions of the loan facility. Presently, the Company is in negotiations with Bridge Bank to extend the dates associated with funding the facility. Interest income was down sharply $172 over the same period in 2019, due to lower interest rates and lower average deposits.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through September 30, 2020, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net (Loss)/Income for the Period	Basic Net (Loss)/Income per Common Share	Diluted Net (Loss)/Income per Common Share
December 31, 2018	(2,984)	(0.15)	(0.15)
March 31, 2019	(2,626)	(0.13)	(0.13)
June 30, 2019	(4,730)	(0.24)	(0.24)
September 30, 2019	(1,809)	(0.09)	(0.09)
December 31, 2019	(3,610)	(0.18)	(0.18)
March 31, 2020	(3,826)	(0.19)	(0.19)
June 30, 2020	(4,845)	(0.21)	(0.21)
September 30, 2020	(6,200)	(0.24)	(0.24)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	September 30, 2020	December 31, 2019
Cash and cash equivalents	$33,166	$13,650
Other current assets	904	234
Current liabilities	2,885	2,271
Working capital(1)	31,185	11,613
(1) [Current assets – current liabilities]
Selected equity:
Common stock	188,844	154,663
Accumulated deficit	(158,902)	(144,031)
Stockholders’ equity	31,185	11,875

Cash and cash equivalents were $33,166 on September 30, 2020 and $13,650 at December 31, 2019. The increase in cash and cash equivalents between September 30, 2020 and December 31, 2019, is the result of the $34,100 (gross proceeds) equity financing completed in May 2020. These cash inflows were offset by expenses related to our pre-commercialization expenses of PEDMARKTM and general and administrative expenses. The decrease in other current assets between September 30, 2020 and December 31, 2019 relates to the amortization of pre-paid Nasdaq annual listing fees and pre-paid Director’s and Officer’s Insurance.

Current liabilities increased primarily due to manufacturing and pre-commercialization activities associated with production and marketing of PEDMARKTM and related regulatory expenses.

Working capital increased between December 31, 2019 and September 30, 2020 by $19,572. The increase was primarily as a result of the May 2020 financing. These cash inflows were offset by expenses related to our pre-commercialization activities of PEDMARKTM and general and administrative expenses.

The following table illustrates a summary of cash flow data for the three and nine-month periods of September 30, 2020 and 2019:

Dollar and shares in thousands	Three Months Ended September 30,		Nine-month Ended September 30,
Selected cash flow data:	2020	2019	2020	2019
Net cash used in operating activities	$(5,446)	$(2,235)	$(12,311)	$(7,470)
Net cash provided by investing activities	-	-	-	-
Net cash (used in)/provided by financing activities	(117)	-	31,827	(71)
(Decrease)/increase in cash and cash equivalents	$(5,563)	$(2,235)	$19,516	$(7,541)

Net cash used in operating activities for the three and nine-months ended September 30, 2020 was $5,446 and $12,311, respectively. This is compared to $2,235 and $7,470 during the same periods in 2019. These increases in cash outlays relate to the pre-commercialization activities of PEDMARKTM and regulatory submission activities relating to the NDA. The Company increased cash balances by $31,967 from a public financing which it completed in May of 2020.

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

Outstanding Share Information

The outstanding share data for our Company as of September 30, 2020 and December 31, 2019 was as follows (in thousands):

	September 30, 2020	December 31, 2019	Change
Common shares	25,810	19,896	5,914
Warrants	39	39	-
Stock options	3,095	3,088	7
Total	28,944	23,023	5,921

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2020, we had approximately $33,166 in cash accounts ($33,147 in money market accounts, and $19 in checking accounts). We have not experienced any loss or write down of our money market investments since inception.

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

We have established relationships with contract research organizations, universities, and other institutions, which we utilize to perform many of the day-to-day activities associated with our drug development. Where possible, we have sought to include leading scientific investigators and advisors to enhance our internal capabilities. Research and development issues are reviewed internally by our executive management and supporting scientific team.

Research and development expenses for the three-months ended September 30, 2020 and 2019 were $1,368 and $795, respectively and for the nine-months then ended, $3,882 and $4,435, respectively. For the three-months ended September 30, 2020 the Company has decreased its research and development expenses related to PEDMARKTM as the Company’s efforts have shifted to pre-commercialization activities with some continued regulatory expenses associated with the rolling NDA submission of PEDMARKTM.

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

At September 30, 2020, we had $33,166 in money market investments and savings accounts as compared to $13,303 at December 31, 2019; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. We have not experienced any loss or write down of our money market investments since inception.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At September 30, 2020, the Company held approximately $14 thousand Canadian dollars ($11 thousand as presented to U.S. dollars). At December 31, 2019, the Company held approximately $30 thousand Canadian dollars ($24 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

In addition, on September 2, 2020, a putative class action lawsuit, Chapman v. Fennec Pharmaceuticals Inc., was filed against the Company, Rostislav Raykov and Robert Andrade, in the United States District Court for the Middle District of North Carolina. The complaint alleges that prior to the receipt of the Complete Response Letter from the FDA, Fennec made materially false and misleading statements or omissions and failed to disclose material adverse facts about Fennec’s business operations and prospects. The Company believes that the suit is without merit and intends to defend itself vigorously. Defendants are not required to respond to the lawsuit until the court appoints a lead plaintiff and a post-appointment complaint is filed or designated. The Company has not recorded a liability as of September 30, 2020 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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

Should the clinical development process be successfully completed, our ability to derive revenues from the sale of therapeutics will depend upon our first obtaining FDA as well as foreign regulatory approvals, all of which are subject to a number of unique risks and uncertainties.

Even if we are able to demonstrate the safety and efficacy of our product candidate in clinical trials, if we fail to gain timely approval to commercialize PEDMARK from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of PEDMARK for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials; or with our interpretation of data from our preclinical studies or clinical trials; or may otherwise take the position that PEDMARK fails to meet the requirements and standards for regulatory approval. There are numerous FDA personnel assigned to review different aspects of a NDA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (“CMC”), or other data and information, and the development and provision of these data and information may be time consuming and expensive. Regulatory approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all the indications for which we seek approval. On February 10, 2020, we submitted a New Drug Application (“NDA”) to the FDA for PEDMARK for the prevention of ototoxicity associated with cisplatin chemotherapy in pediatric patients ≥1 month to 18 years of age with localized, non-metastatic, solid tumors. On April 10, 2020, we received notification from the FDA that the NDA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of August 10, 2020. On August 10, 2020, we received a Complete Response Letter (“CRL”). According to the CRL, after recent completion of a pre-approval inspection of the manufacturing facility of our drug product manufacturer, the FDA identified deficiencies resulting in a Form 483, which is a list of conditions or practices that are required to be resolved prior to the approval of PEDMARK™.   The Company has developed a detailed plan and has dedicated, and continues to commit, significant resources to addressing the CRL, while, in parallel, working with our third-party drug product manufacturer to be ready for re-inspection by the FDA. If the FDA determines that these actions were not sufficient, or based on the re-inspection FDA officials do not recommend approval relative to the drug product manufacturing facility, or if information deemed necessary by the FDA cannot be provided as part of our NDA submission or during the review period as deemed appropriate on a timely basis, such events could further delay the progress of our NDA and could require additional Company actions that cannot be completed during the review period which may adversely impact our business. Further, while we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, which could further narrow the size of the market. In certain countries, even if the health regulatory authorities approve a drug, it cannot be marketed until pricing for the drug is also approved. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.

Although historically we have been a research and development company, we currently plan to commercialize our lead product candidate internally rather than license such asset. There can be no assurance that we will be successful in developing and expanding commercial operations or balancing our research and development activities with our commercialization activities.

We have historically been engaged primarily in research and development activities, but plan to commercialize our lead product candidate, PEDMARK, ourselves. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercialization activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems relating to managing manufacturing and supply, reimbursement, marketing problems and additional costs. Our product candidate may require significant additional research and clinical trials, and we will need to overcome significant regulatory burdens prior to commercialization in the United States and other countries. In addition, we may be required to spend significant funds on building out our commercial operations. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize PEDMARK, generate any significant revenues or ever achieve and maintain a substantial level of sales of our product.

We are the target of securities litigation, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security purchasers have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like us have experienced significant stock price volatility in recent years. Moreover, we were named in a putative securities class action complaint as a result of the decline in our stock price following the August 10, 2020 announcement that we had received a Complete Response Letter from the FDA regarding our NDA for PEDMARK™. See Item 1 under Legal Proceedings to our unaudited condensed consolidated financial statements included in this report. Regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

Our certificate of incorporation limits, to the maximum extent permitted under British Columbia law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law. These provisions may be in some respects broader than the specific indemnification provisions under British Columbia law. The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of certain proceedings against them as to which they could be indemnified and to obtain directors’ and officers’ insurance.

We believe that our limitation of officer and director liability assists us to attract and retain qualified employees and directors. However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under British Columbia law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting there from. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit our stockholders and us. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders’ best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

Nevertheless, limitations of director liability may be viewed as limiting the rights of stockholders, and the broad scope of the indemnification provisions contained in our certificate of incorporation and bylaws could result in increased expenses. Our board of directors believes, however, that these provisions will provide a better balancing of the legal obligations of, and protections for, directors and will contribute positively to the quality and stability of our corporate governance. Our board of directors has concluded that the benefit to stockholders of improved corporate governance outweighs any possible adverse effects on stockholders of reducing the exposure of directors to liability and broadened indemnification rights.

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

Item 2. Recent Sales of Unregistered Securities.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended September 30, 2020 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: November 16, 2020	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 16, 2020	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

