Form 10-K
period 2020-12-31
FENNEC PHARMACEUTICALS INC.
filed 2021-03-30
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant’s Common Shares as reported on the Nasdaq Capital Market on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $116,145,143 based upon a total of 13,909,598 shares held as of June 30, 2020 by persons believed to be non-affiliates of the Registrant (for purposes of this calculation, all of the Registrant’s officers, directors and 10% owners known to the Registrant are deemed to be affiliates of the Registrant).

As of March 29, 2021, there were 26,002,853 shares of the Registrant’s Common Shares outstanding.

FENNEC PHARMACEUTICALS INC.

2020 FORM 10-K ANNUAL REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our actual results, performance or achievements may be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements with respect to (1) our anticipated sources and uses of cash and cash equivalents; (2) our anticipated commencement dates, completion dates and results of clinical trials; (3) our efforts to pursue collaborations with the government, industry groups or other companies; (4) our anticipated progress and costs of our clinical and preclinical research and development programs; (5) our corporate and development strategies; (6) our expected results of operations; (7) our anticipated levels of expenditures; (8) our ability to protect our intellectual property; (9) our ability to fully comply with domestic and international governmental regulation; (10) the anticipated applications and efficacy of our drug candidate; (11) our ability to obtain U.S. Food and Drug Administration (“FDA”) and similar foreign approvals for our drug candidate, (12) the nature and scope of potential markets for our drug candidate; (13) future legal liability; and (14) our ability to attract and retain key employees. All statements, other than statements of historical fact, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. We include forward-looking statements because we believe that it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including those discussed below in Item 1A., “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	Business

Overview

Product Candidate - PEDMARKTM

Our only product candidate in the clinical stage of development is:

PEDMARKTM (sodium thiosulfate (STS) anhydrous injection). We have announced results of two Phase 3 clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children, including the pivotal Phase 3 study SIOPEL 6, “A Multicentre Open Label Randomised Phase 3 Trial of the Efficacy of Sodium Thiosulfate in Reducing Ototoxicity in Patients Receiving Cisplatin Chemotherapy for Standard Risk Hepatoblastoma,” and the proof of concept Phase 3 study in collaboration with the Children’s Oncology Group (“COG ACCL0431”) “A Randomized Phase 3 Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children”. COG ACCL0431 final results were published in the Lancet Oncology in 2016. SIOPEL 6 final results were published in the New England Journal of Medicine in June 2018.

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

We estimate in the U.S. and Europe that annually over 10,000 children with solid tumors are treated with platinum agents.  The vast majority of these newly diagnosed tumors are localized and classified as low to intermediate risk in nature. These localized cancers may have overall survival rates of greater than 80%, further emphasizing the importance of quality of life after treatment. The incidence of hearing loss in these children depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children at critical stages of development lack speech language development and literacy, and older children and adolescents lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

In March 2018, PEDMARKTM received Breakthrough Therapy and Fast Track designations from the U.S. Food and Drug Administration (“FDA”). Further, PEDMARKTM has received Orphan Drug Designation in the U.S. in this setting.

We initiated our rolling New Drug Application (“NDA”) for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors with the FDA in December 2018. We announced that we had submitted full completion of the NDA in February 2020. On April 13, 2020, we announced that the FDA had accepted for filing and granted Priority Review for our NDA. The FDA set a Prescription Drug Fee Act (“PDUFA”) target action date of August 10, 2020 for the completion of the FDA’s review. On August 10, 2020, we announced that we received a Complete Response Letter (“CRL”) from the FDA regarding our NDA for PEDMARKTM, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf. Importantly, no clinical safety or efficacy issues were identified during the review and there is no requirement for further clinical data. In the fourth quarter of 2020, we engaged in a Type A meeting with the FDA concerning the CRL that we believe was constructive and collaborative. We are working closely with our third-party drug manufacturer and the FDA to fully address the CRL, and we plan to resubmit our NDA for PEDMARKTM in the second quarter of 2021.

In August 2018, the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) accepted our pediatric investigation plan (PIP) for sodium thiosulfate with the trade name Pedmarqsi for the condition of the prevention of platinum-induced hearing loss. An accepted PIP is a prerequisite for filing a Marketing Authorization Application (“MAA”) for any new medicinal product in Europe. The indication targeted by our PIP is for the prevention of platinum-induced ototoxic hearing loss for standard risk hepatoblastoma (SR-HB). Additional tumor types of the proposed indication will be subject to the Committee for Medicinal Products for Human Use (“CHMP”) assessment at the time of the MAA. No deferred clinical studies were required in the positive opinion given by PDCO. We were also advised that sodium thiosulfate (tradename to be determined) is eligible for submission of an application for a Pediatric Use Marketing Authorization (“PUMA”). A PUMA is a dedicated marketing authorization covering the indication and appropriate formulation for medicines developed exclusively for use in the pediatric population and provides data and market protection up to 10 years. Therefore, this decision allows us to proceed with the submission of a PUMA in the European Union (EU) with incentives of automatic access to the centralized procedure and up to 10 years of data and market protection. In February 2020, we announced that we had submitted a MAA for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors.

Clinical Studies

PEDMARKTM has been studied by cooperative groups in two Phase 3 clinical studies of survival and reduction of ototoxicity, COG ACCL0431 and SIOPEL 6. Both studies have been completed. The COG ACCL0431 protocol enrolled one of five childhood cancers typically treated with intensive cisplatin therapy for localized and disseminated disease, including newly diagnosed hepatoblastoma, germ cell tumor, osteosarcoma, neuroblastoma, and medulloblastoma.  SIOPEL 6 enrolled only hepatoblastoma patients with localized tumors.

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

Design / Methods:

Newly diagnosed patients with SR-HB, defined as tumor limited to PRETEXT I, II or III, no portal or hepatic vein involvement, no intra-abdominal extrahepatic disease, AFP >100ng/ml and no metastases, were randomized to Cis or Cis+STS for 4 preoperative and 2 postoperative courses. Cisplatin 80mg/m2 was administered over 6 hours, STS 20g/m2 was administered intravenously over 15 minutes exactly 6 hours after stopping cisplatin. Tumor response was assessed after 2 and 4 preoperative cycles with serum AFP and liver imaging. In case of progressive disease (PD), STS was to be stopped and doxorubicin 60mg/m2 combined with cisplatin.  The primary endpoint was centrally reviewed absolute hearing threshold, at the age of ≥3.5 years by pure tone audiometry.

Results:

109 randomized patients (52 Cisplatin only ("Cis") and 57 Cis+STS) were evaluable. The combination of Cis+STS was generally well tolerated. With a patient follow-up time of 52 months, the three-year Event Free Survival ("EFS") for Cis was 78.8% Cisplatin and 82.1% for the Cis + STS. The three-year Overall Survival ("OS") is 92.3% for Cis and 98.2% for Cis + STS. Treatment failure defined as Progressive Disease ("PD") at 4 cycles was equivalent in both arms. Among the first 101 evaluable patients, hearing loss occurred in 29/46=63.0% under Cis and in 18/55=32.7% under Cis +STS, corresponding to a relative risk of 0.52(P=0.002).

Conclusions:

This randomized Phase 3 trial in SR-HB of cisplatin versus cisplatin plus STS shows that the addition of STS significantly reduces the incidence of cisplatin-induced hearing loss without any evidence of tumor protection.

COG ACCL0431

In March 2008, we announced the activation of a Phase 3 trial with STS to prevent hearing loss in children receiving cisplatin-based chemotherapy in collaboration with the Children’s Oncology Group. The goal of this Phase 3 study was to evaluate in a multi-centered, randomized trial whether STS is an effective and safe means of preventing hearing loss in children receiving cisplatin-based chemotherapy for newly diagnosed germ cell, liver (hepatoblastoma), brain (medulloblastoma), nerve tissue (neuroblastoma) or bone (osteosarcoma) cancers. Eligible children, one to eighteen years of age, were to receive cisplatin according to their disease-specific regimen and, upon enrollment in this study, were randomized to receive STS or not. Efficacy of STS was determined through comparison of hearing sensitivity at follow-up relative to baseline measurements using standard audiometric techniques. The Children’s Oncology Group was responsible for funding the clinical activities for the study and we were responsible for providing the drug, drug distribution and pharmacovigilance, or safety monitoring, for the study. The trial completed enrollment of 131 pediatric patients in the first quarter of 2012. The final results of COG ACCL0431 were published in Lancet Oncology in December 2016.

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

125 eligible subjects were enrolled with germ cell tumor (32), osteosarcoma (29), neuroblastoma (26), medulloblastoma/pnet (26), hepatoblastoma (7), or other (5). Of these, 104 subjects (64 male and 29 <5 years old) were evaluable for the primary endpoint.

Subjects were randomized either to no treatment (control) or treatment with STS 16 grams/m2 IV over 15 minutes, 6 hours after each cisplatin dose. Hearing was measured using standard audiometry for age and data was reviewed centrally using American Speech-Language-Hearing Association criteria.

The proportion of subjects with hearing loss assessed at 4 weeks post the final cisplatin dose (primary endpoint):

•	The proportion of hearing loss for STS vs. Control was 28.6% (14/49) vs. 56.4% (31/55), respectively (p=0.004).

•	In a predefined subgroup of patients less than 5 years old with 29 eligible subjects: STS vs. Control was 21.4% (3/14) vs. 73.3% (11/15), respectively (p=0.005).

Conclusions:

•	STS protects against cisplatin-induced hearing loss in children across a heterogeneous range of tumor types, with even stronger efficacy in the protocol predefined subgroup of patients under five years old, and is not associated with serious adverse events attributed to its use.

•	Further potential clinical use will be informed by the final results of SIOPEL 6 study.

Intellectual Property

Patents are important to developing and protecting our competitive position. Our general policy is to seek patent protection in the United States, major European countries, Japan, Canada and other jurisdictions as appropriate for our compounds and methods. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest (priority) application was filed; however, U.S. patents that issue on applications filed before June 8, 1995 may be effective until 17 years from the issue date, if that is later than the twenty-year date. In some cases, the patent term may be extended to recapture a portion of the term lost during the U.S. FDA regulatory review or because of U.S. Patent and Trademark Office, or USPTO, delays in prosecuting the application. The duration of foreign patents varies similarly, in accordance with local law. Currently, we have licensed from OHSU two U.S. and nine foreign patents. The patents licensed from OHSU expire in Europe in April of 2021 and expire in the United States in December of 2038. Further, in September 2020, a U.S. patent was issued to us that captures the unique anhydrous form of the active ingredient in our PEDMARKTM product, as well as related methods of synthesis.  This patent is eligible for listing in the FDA Orange Book, and reflects our strategy to expand and diversify our intellectual property portfolio to obtain protection for our PEDMARKTM product. Additionally, there is one patent pending that we license from OHSU and one additional patent pending owned by us.

In addition, periods of marketing exclusivity for PEDMARKTM may also be possible in the United States under orphan drug status and in Europe under European Market Exclusivity for Pediatric Use. We obtained U.S. Orphan Drug Designation for the use of PEDMARKTM in the prevention of platinum-induced ototoxicity in pediatric patients in 2004 which provides 7.5 years of market exclusivity upon FDA approval of our NDA. We plan to pursue European Market Exclusivity for Pediatric Use upon approval of the MAA which would allow for 10 years of market exclusivity.

Our success is significantly dependent on our ability to obtain and maintain patent protection for PEDMARKTM, both in the United States and abroad. Our patent position and proprietary rights are subject to various risks and uncertainties. Please read the “Risk Factors” in Item 1A of this Annual Report for information about certain risks and uncertainties that may affect our patent position and proprietary rights.

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

Corporate Relationships

License Agreement with Oregon Health & Science University

On February 20, 2013, we entered into a new exclusive license agreement with OHSU for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including PEDMARKTM, and their use in oncology (the "OHSU Agreement"). OHSU will receive certain milestone payments, royalty on net sales for licensed products and a royalty on any consideration received from sublicensing of the licensed technology.

On May 18, 2015, we negotiated an amendment ("Amendment 1") to the OHSU Agreement, which expands our exclusive license to include the use of N-acetylcysteine as a standalone therapy and/or in combination with STS for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product.

The term of the OHSU Agreement as amended by Amendment 1 expires on the date of the last to expire claim(s) covered in the patents licensed to us or 8 years, whichever is later. In the event a licensed product obtains regulatory approval and is covered by the Orphan Drug Designation, the parties will in good faith amend the term of the agreement. PEDMARK is currently protected by methods of use patents that we exclusively license from OHSU that expire in Europe in 2021 and that expire in the United States in 2038. The OHSU Agreement is terminable by either us or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. We also have the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement.

COVID-19

Our operations may be affected by the ongoing COVID-19 pandemic. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on our financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to our product launch which includes the ability of sales reps to communicate with oncologists, absenteeism in our labor workforce, unavailability of products and supplies used in operations, and a decline in value of our assets, including inventories, property and equipment, and marketable securities.

COVID-19 has not had a material effect on our operations to date as we have historically had a workforce which works remotely, preparations for product launch have been under the assumption of a virtual launch, and product supplies have not been impacted.

Competition

The biotechnology and pharmaceutical industries are extremely competitive. Our potential competitors are many in number and include major and mid-sized pharmaceutical and biotechnology companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may give them a competitive advantage. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We cannot give any assurances that we can compete effectively with these other biotechnology and pharmaceutical companies. We expect that if PEDMARKTM achieves regulatory approval for sale, it will compete on the basis of drug efficacy, safety, patient convenience, reliability, ease of manufacture, price, marketing, distribution, and patent protection, among other variables. Our competitors may develop technologies or drugs that are more effective, safer or more affordable than any we may develop.

We are not aware of any commercially available agents that reduce the incidence of hearing loss associated with the use of platinum-based anti-cancer agents, for which purpose we are developing PEDMARKTM. There are several potential competitive agents with activity in preclinical or limited clinical settings. These include: D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings but was demonstrated to be inferior to PEDMARKTM in comparative studies; SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals for noise and age-related hearing loss but in early Phase II trials for chemotherapy related hearing loss, which mimics glutathione peroxidase and induces the intracellular induction of glutathione; N-acetylcysteine and amifostine, which have shown effectiveness (but less than PEDMARKTM) in experimental systems; and Vitamin E, salicylate and tiopronin, which have all demonstrated moderate activity in rat models to protect against cisplatin-induced ototoxicity, but no clinical trials have been completed and DB-020 a clinical stage candidate in an ongoing Phase1b trial being developed by Decibel Therapeutics. Cochlear implants, which are small electronic devices that are surgically placed in the inner ear to assist with certain types of deafness, are utilized to offer some relief for hearing loss associated with the use of platinum-based anti-cancer agents, but are often suboptimal.

Manufacturing and Clinical Supplies

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including PEDMARKTM. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development and commercial activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. We currently have long-term commercial supply agreements with certain third-party manufacturers. Our manufacturing and processing agreements require that all third-party contract manufacturers and processors produce active pharmaceutical ingredients and finished products in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to PEDMARKTM.

Some of the critical materials and components used in manufacturing PEDMARKTM are sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development of PEDMARKTM. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner that is different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products.

Government Regulation

The production and manufacture of our product candidate and our research and development activities are subject to significant regulation for safety, efficacy and quality by various governmental authorities around the world. Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the product must be conducted, and the results submitted to appropriate regulatory agencies for approval. Clinical trial programs must establish efficacy, determine an appropriate dose and regimen, and define the conditions for safe use. This is a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. In the U.S., the results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application or a NDA. In response to these submissions, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval. Similar submissions are required by authorities in other jurisdictions who independently assess the product and may reach the same or different conclusions.

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

Generally, the steps required for drug approval in Canada and the United States, specifically in cancer related therapies, include:

•	Preclinical Studies: Preclinical studies, also known as non-clinical studies, primarily involve evaluations of pharmacology, toxic effects, pharmacokinetics and metabolism of a drug in animals to provide evidence of the relative safety and bioavailability of the drug prior to its administration to humans in clinical studies. A typical program of preclinical studies takes 18 to 24 months to complete. The results of the preclinical studies as well as information related to the chemistry and comprehensive descriptions of proposed human clinical studies are then submitted as part of the Investigational New Drug Application to the FDA, a Clinical Trial Application to the TPD, or similar submission to other foreign regulatory bodies. This is necessary in Canada, the United States and most other countries prior to undertaking clinical studies. Additional preclinical studies are conducted during clinical development to further characterize the toxic effects of a drug prior to submitting a marketing application.

•	Phase 1 Clinical Trials: Most Phase 1 clinical trials take approximately one year to complete and are usually conducted on a small number of healthy human subjects to evaluate the drug’s safety, tolerability and pharmacokinetics. In some cases, such as cancer indications, Phase 1 clinical trials are conducted in patients rather than healthy volunteers.

•	Phase 2 Clinical Trials: Phase 2 clinical trials typically take one to two years to complete and are generally carried out on a relatively small number of patients, generally between 15 and 50, in a specific setting of targeted disease or medical condition, in order to provide an estimate of the drug’s effectiveness in that specific setting. This phase also provides additional safety data and serves to identify possible common short-term side effects and risks in a somewhat larger group of patients. Phase 2 testing frequently relates to a specific disease, such as breast or lung cancer. Some contemporary methods of developing drugs, particularly molecularly targeted therapies, do not require broad testing in specific diseases, and instead permit testing in subsets of patients expressing the particular marker. In some cases, such as cancer indications, the company sponsoring the new drug may submit a marketing application to seek accelerated approval of the drug based on evidence of the drug’s effect on a “surrogate endpoint” from Phase II clinical trials. A surrogate endpoint is a laboratory finding or physical sign that may not be a direct measurement of how a patient feels, functions or survives, but is still considered likely to predict therapeutic benefit for the patient. If accelerated approval is received, the company sponsoring the new drug must continue testing to demonstrate that the drug indeed provides therapeutic benefit to the patient.

•	Phase 3 Clinical Trials: Phase 3 clinical trials typically take two to four years to complete and involve tests on a much larger population of patients suffering from the targeted condition or disease. These studies involve conducting controlled testing and/or uncontrolled testing in an expanded patient population, numbering several hundred to several thousand patients, at separate test sites, known as multi-center trials, to establish clinical safety and effectiveness. These trials also generate information from which the overall benefit-risk relationship relating to the drug can be determined and provide a basis for drug labeling. Phase 3 trials are generally the most time consuming and expensive part of a clinical trial program. In some instances, governmental authorities, such as the FDA, will allow a single Phase 3 clinical trial to serve as a pivotal efficacy trial to support a Marketing Application.

•	Marketing Application: Upon completion of Phase 3 clinical trials, the pharmaceutical company sponsoring the new drug assembles all the chemistry, preclinical and clinical data and submits it to the TPD or the FDA as part of a New Drug Submission in Canada or a NDA in the United States. The marketing application is then reviewed by the applicable regulatory body for approval to market the product. The review process generally takes twelve to eighteen months.

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

After the FDA evaluates the NDA and conducts its inspections, it may issue an approval letter or a CRL. An approval letter authorizes the commercial marketing of the drug subject to specific prescribing information for specific indications and, if applicable, specific post-approval requirements. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval in its present form. After receiving a CRL, the applicant must decide within twelve months (subject to extension), if it wants to resubmit the NDA addressing the deficiencies identified by the FDA in the CRL, withdraw the NDA, or request an opportunity for a hearing to challenge the FDA’s determination. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data.

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

Research and development expenses totaled $5.1 million and $5.6 million for the fiscal years ended December 31, 2020 and 2019, respectively. We have decreased slightly our research and development expenses related to PEDMARKTM as the Company’s efforts have shifted to pre-commercialization activities with some continued regulatory and manufacturing expenses associated with the resubmission of the NDA for PEDMARKTM in response to the CRL discussed above under the heading “Business – Overview – Product Candidate” and elsewhere in this Annual Report.

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

Employees

At December 31, 2020, we had nine employees all of which are full time. In addition, we use independent contractors to perform certain of our daily operations.

Company Information

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. A more thorough discussion of these and other risks follows this summary.

Risks Related to Our Business

•	We have a history of significant losses and have generated de minimis licensing revenue and no revenue from the sale of products since our inception.

•	PEDMARKTM is currently our only product candidate. PEDMARKTM is still in development and there is no assurance that it will receive regulatory approval or that we will successfully develop it into a commercially viable product.

•	We may be required to conduct additional clinical trials for PEDMARKTM, which would be costly and time-consuming to complete.

•	We may require additional financing to obtain regulatory approval for and commercialize PEDMARKTM, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development, other operations, or commercialization efforts.

•	We are currently and may in the future be the target of securities litigation, which may be costly and time-consuming to defend.

•	Our business may be adversely affected by the ongoing COVID-19 pandemic.

•	Our business involves environmental risks and potential exposure to environmental liabilities.

Risks Related to the Clinical Development and Marketing Approval of Our Product Candidate

•	PEDMARKTM has not received marketing approval from the FDA or any comparable foreign authorities. These approval processes are costly, time-consuming, and inherently unpredictable, and it is possible that our applications for marketing approval will be denied.

•	Our NDA for PEDMARKTM received a CRL from the FDA in August 2020, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf.

Risks Related to Commercialization of Our Product Candidate

•	Even if we receive regulatory approvals for PEDMARKTM, it will still be subject to continued regulatory review and could be subject to labeling and other restrictions.

•	Sales of PEDMARKTM, assuming it obtains regulatory approval, will depend on reimbursement by payers and these payers are subject to pressures to contain costs. In addition, coverage and reimbursement for PEDMARKTM may be limited or unavailable in certain market segments.

•	PEDMARKTM targets diseases with small patient populations and we may not be effective at identifying patients.

•	We may not be able to gain or maintain market acceptance of PEDMARKTM among the medical community, patients, or payers.

•	If we fail to comply with applicable healthcare laws and regulations, we may be subject to investigations and civil or criminal penalties and could lose any regulatory approvals that we obtain for PEDMARKTM.

•	We have just started to build our commercial team and have limited experience in commercializing pharmaceutical products.

•	Changes in healthcare laws and regulations, as well as changes in healthcare policy, could adversely affect our business.

•	PEDMARKTM may be subject to product liability claims.

Risks Related to Third Parties

•	We rely on third parties to supply raw materials, to conduct clinical trials, and to manufacture PEDMARKTM. If these third parties fail to satisfactorily perform for us, or if they fail to comply with applicable legal and regulatory requirements, it could have a material adverse effect on our business. The above-referenced CRL resulted from deficiencies identified by the FDA in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf.

Risks Related to Our Intellectual Property

•	PEDMARKTM is based on intellectual property exclusively licensed to us by OHSU, and the license is terminable in the event of a breach by us under the license agreement. If we were to lose our license from OHSU, we may be required to terminate any development and commercialization of PEDMARKTM.

•	If we cannot obtain new patents, maintain our existing patents, and protect our trade secrets and other intellectual property, our business and competitive position may be harmed.

•	Patent protection for PEDMARKTM may expire before we are able to realize its commercial value.

•	Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect PEDMARKTM.

•	If we are found to be infringing third-party patents, we may be forced to pay damages and/or obtain a license. If we cannot obtain a license, we may be prevented from the development, manufacture, or commercialization of PEDMARKTM.

•	It is possible that we could lose market exclusivity for PEDMARKTM earlier than expected.

Risks Related to Our Industry

•	Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

•	The biotechnology and pharmaceutical industry, and in particular the field of cancer therapeutics where we are focused, is highly competitive. We face significant competition from other pharmaceutical, biopharmaceutical, and biotechnology companies, many of which have significantly greater financial, technical, and human resources than we do and may be better equipped to develop, manufacture, and market products.

Risks Related to Owning Our Common Shares

•	We may be unable to maintain the listing of our common shares on the Nasdaq Capital Market or the TSX, which would make it more difficult for shareholders to dispose of our common shares.

•	The market price of our common shares is highly volatile and could cause the value of your investment to significantly decline.

•	Our existing principal shareholders hold a substantial number of our common shares and may be able to exercise influence in matters requiring approval of our shareholders.

•	There are a large number of our common shares underlying outstanding options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our shares and result in substantial dilution to our shareholders.

•	We may need to raise additional funds in the future to continue our operations. Any equity offering could result in significant dilution to our shareholders and decrease the value of our common shares. Any debt offering will increase our financial risk.

•	We have not paid any dividends and do not anticipate declaring any dividends in the foreseeable future.

•	We may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to U.S. investors.

Risks Related to Our Business

We have a history of significant losses and have had no revenues to date through the sale of our products. If we do not generate significant revenues, we will not achieve profitability.

To date, we have been engaged primarily in research and development activities. We have had no revenues through the commercial sale of products, and we do not expect to have significant revenues until we are able to either sell our product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception on September 3, 1996. We reported a net loss of approximately $18.1 million for the year ended December 31, 2020 and reported a net loss of approximately $12.8 million for the year ended December 31, 2019. At December 31, 2020, we had an accumulated deficit of approximately $162.1 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on activities required for regulatory approval of PEDMARKTM, commercial launch preparation of PEDMARKTM, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any products. Our ability to attain profitability will depend upon our ability to fund and develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidate and to license or otherwise market our product candidate successfully. Any revenues generated from such product, assuming it is successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

PEDMARKTM is currently our only product candidate and there is no assurance that we will successfully develop PEDMARKTM into a commercially viable product.

Since our formation in September 1996, we have engaged in research and development programs. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until we have completed regulatory approval of PEDMARKTM. PEDMARKTM is currently our only product candidate. There can be no assurance that the research we fund and manage will lead PEDMARKTM or any future product candidate to become a commercially viable product. We have completed two-Phase 3 studies for PEDMARKTM. We anticipate substantial regulatory review prior to the commercialization of PEDMARKTM.

We may require additional financing to obtain marketing approval of PEDMARKTM and commercialize PEDMARKTM and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Based on available resources, we believe that our cash and cash equivalents of $30.3 million available as of December 31, 2020 are sufficient to fund our anticipated operating and capital requirements to NDA approval and the commencement of commercialization efforts, subject to approval of our NDA. Moreover, we expect to continue to incur losses for the foreseeable future as we continue our development of and seek marketing approvals for PEDMARKTM. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed. If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common shares or other securities. If we cannot raise sufficient capital when necessary, we will likely have to curtail operations and you may lose part or all of your investment.

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

Since we conduct a significant portion of our research and development through collaborations, our success may depend significantly on the performance of such collaborators, as well as any future collaborators. Collaborators might not commit sufficient resources to the research and development or commercialization of our product candidate. Economic or technological advantages of products being developed by others, among other factors, could lead our collaborators to pursue other product candidates or technologies in preference to those being developed in collaboration with us. The commercial potential of, development stage of and projected resources required to develop our drug candidate will affect our ability to maintain current collaborations or establish new collaborators. There is a risk of dispute with respect to ownership of technology developed under any collaboration. Our management of any collaboration will require significant time and effort as well as an effective allocation of resources. We may not be able to simultaneously manage a large number of collaborations. Any of these negative impacts on our current or future collaborations could have a material adverse effect on our business and results of operations.

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

We and our third-party manufacturers are also required to comply with the applicable current FDA Good Manufacturing Practices regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities, which we outsource to third parties, must be approved by the FDA before they can be used to manufacture our product, and they are subject to additional FDA inspection. The CRL that we received from the FDA in August, 2020 as a result of deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf is a specific example of the risks associated with our third-party manufacturers.

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

On May 5, 2020, we announced the completion of an underwritten public offering of 4.8 million of our common shares at a public offering price of $6.25 per share. In addition, we issued an additional 0.66 million common shares in connection with the partial exercise of the underwriters’ over-allotment option. The approximate total gross proceeds from the offering were $34.1 million ($32.2 million net of commissions, fees and issue costs). Any inability on our part to manage effectively the deployment of this capital could limit our ability to successfully develop PEDMARKTM.

If our licenses to proprietary technology owned by others are terminated or expire, we may suffer increased development costs and delays, and we may not be able to successfully develop our product candidate.

The development of our drug candidate and the manufacture and sale of any products that we develop will involve the use of processes, products and information, some of the rights to which are owned by others. PEDMARKTM is licensed under agreements with OHSU. Although we have obtained licenses or rights with regard to the use of certain processes, products and information, the licenses or rights could be terminated or expire during critical periods and we may not be able to obtain, on favorable terms or at all, licenses or other rights that may be required. Some of these licenses provide for limited periods of exclusivity that may be extended only with the consent of the licensor, which may not be granted.

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

PEMARKTM is currently protected by methods of use patents that we exclusively licensed from OHSU that expire in Europe in 2021 and the United States in 2038 and a patent owned by us that expires in 2039. Further, patents are currently pending in the United States and other territories. In addition, periods of marketing exclusivity for PEDMARKTM may also be possible in the United States under orphan drug status.

We may be required to obtain licenses under patents or other proprietary rights of third parties, but the extent to which we may wish or need to do so is unknown. Any such licenses may not be available on terms acceptable to us or at all. If such licenses are obtained, it is likely they would be royalty bearing, which would reduce our future income, if any. If licenses cannot be obtained on an economical basis, we could suffer delays in market introduction of planned products or their introduction could be prevented, in some cases after the expenditure of substantial funds. If we do not obtain such licenses, we would have to attempt to design around patents of third parties, potentially causing increased costs and delays in product development and introduction or precluding us from developing, manufacturing or selling our planned products, or our ability to develop, manufacture or sell products requiring such licenses could be foreclosed.

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

PEDMARKTM is currently covered by “method of use” patents and “composition of matter” patents. “Method of use” patents cover the use of certain compounds to treat specific conditions and “composition of matter” patents cover the chemical composition of the compound. Method of use patents provide less protection than composition of matter patents because of the possibility of off-label competition if other companies develop or market the compound for other uses. If another company markets a drug that we expect to market under the protection of a method of use patent, physicians may prescribe the other company’s drug for use in the indication for which we obtain approval and have a patent, even if the other company’s drug is not approved for such an indication. Off-label use and sales could limit our sales and exert pricing pressure on any product we develop covered only by method of use patents. Also, it may be more difficult to find a collaborator to license or support the development of our product candidate that is only covered by method of use patents.

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

We plan to continue to rely on contract manufacturers for the foreseeable future to produce quantities of products and substances necessary for research and development, preclinical trials, human clinical trials and product commercialization, and to perform their obligations in a timely manner and in accordance with applicable government regulations. If we develop any product with commercial potential, we will need to develop the facilities to independently manufacture such product or products or secure arrangements with third parties to manufacture them. We may not be able to independently develop manufacturing capabilities or obtain favorable terms for the manufacture of our product. While we intend to contract for the commercial manufacture of our product candidate, we may not be able to identify and qualify contractors or obtain favorable contracting terms. We or our contract manufacturers may also fail to meet required manufacturing standards, which could result in delays or failures in product delivery, increased costs, injury or death to patients, product recalls or withdrawals and other problems that could significantly hurt our business. The CRL that we received from the FDA in August, 2020 as a result of deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf is a specific example of the risks associated with our third-party manufacturers. We intend to maintain a second source for back-up commercial manufacturing, wherever feasible. However, if a replacement to our future internal or contract manufacturers were required, the ability to establish second-sourcing or find a replacement manufacturer may be difficult due to the lead times generally required to manufacture drugs and the need for FDA compliance inspections and approvals of any replacement manufacturer, all of which factors could result in production delays and additional commercialization costs. Such lead times would vary based on the situation but might be twelve months or longer.

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

Even though we believe we take a conservative approach to investing our funds, the nature of financial markets exposes us to investment risk, including the risks that the value and liquidity of our money market investments (the amounts of which substantially exceed the $250,000 amount insured by the FDIC) could deteriorate significantly and the issuers of the investments we hold could be subject to credit rating downgrades. While we have not experienced any loss or write down of our money market investments in the past, we cannot guarantee that such losses will not occur in future periods.

Should the clinical development process be successfully completed, our ability to derive revenues from the sale of therapeutics will depend upon our first obtaining FDA as well as foreign regulatory approvals, all of which are subject to a number of unique risks and uncertainties.

Even if we are able to demonstrate the safety and efficacy of our product candidate in clinical trials, if we fail to gain timely approval to commercialize PEDMARKTM from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of PEDMARKTM for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials; or with our interpretation of data from our preclinical studies or clinical trials; or may otherwise take the position that PEDMARKTM fails to meet the requirements and standards for regulatory approval. There are numerous FDA personnel assigned to review different aspects of a NDA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (“CMC”), or other data and information, and the development and provision of these data and information may be time consuming and expensive. Regulatory approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all the indications for which we seek approval.

On February 10, 2020, we submitted an NDA to the FDA for PEDMARKTM for the prevention of ototoxicity associated with cisplatin chemotherapy in pediatric patients ≥1 month to 18 years of age with localized, non-metastatic, solid tumors. On April 10, 2020, we received notification from the FDA that the NDA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of August 10, 2020. On August 10, 2020, we received a CRL from the FDA. According to the CRL, after recent completion of a pre-approval inspection of the manufacturing facility of our drug product manufacturer, the FDA identified deficiencies resulting in a Form 483, which is a list of conditions or practices that are required to be resolved prior to the approval of PEDMARK™.  We have developed a detailed plan and have dedicated, and continue to commit, significant resources to addressing the CRL, while, in parallel, working with our third-party drug product manufacturer to be ready for re-inspection by the FDA. If the FDA determines that these actions were not sufficient, or based on the re-inspection FDA officials do not recommend approval relative to the drug product manufacturing facility, or if information deemed necessary by the FDA cannot be provided as part of our NDA submission or during the review period as deemed appropriate on a timely basis, such events could further delay the progress of our NDA and could require additional actions that we cannot complete during the review period, which may adversely impact our business.

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

We are currently and may in the future be the target of securities litigation, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security purchasers have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like us have experienced significant stock price volatility in recent years. Specifically, we were named in a putative securities class action complaint as a result of the decline in our stock price following the August 10, 2020 announcement that we had received a CRL from the FDA regarding our NDA for PEDMARK™. Regardless of the outcome of this or future litigation, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer. Our insurance coverage may be insufficient to cover all legal fees, judgments or settlements. If the outcome of any such litigation is unfavorable, it could result in us paying significant damages or settlement payments, which could have a material adverse effect on our financial condition.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

Our articles limit, to the maximum extent permitted under British Columbia law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our articles provide that we will indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law. These provisions may be in some respects broader than the specific indemnification provisions under British Columbia law. The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of certain proceedings against them as to which they could be indemnified and to obtain directors’ and officers’ insurance.

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

Our business and operations could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.

Our operational and financial performance have already been affected by the impact of the COVID-19 pandemic. The COVID-19 pandemic is also affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. As a result of “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19, many companies, including our own, have implemented work-from-home policies for their employees. The effects of these stay at home orders and work-from-home policies may negatively impact productivity, resulting in delays in our Product launch. The extent of the impact on our operations depends in part on the time these restrictions remain in place, and whether restrictions are reinstated as a result of a rising surge in COVID-19 cases. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition.

The spread of COVID-19 has also led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to capital and increases economic uncertainty. To the extent the COVID-19 pandemic adversely affects our business, financial results and value of our common stock, it may also affect our ability to access capital and obtain financing, which could in the future negatively affect our liquidity and ability to continue as a going concern.

The global pandemic of COVID-19 continues to evolve rapidly, and the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full impact of potential delays or effects on our business, our clinical trials, our ability to access the capital markets, or supply chains or on the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Natural disasters, epidemic or pandemic disease outbreaks, trade wars, political unrest or other events could disrupt our business or operations or those of our development partners, manufacturers, regulators or other third parties with whom we conduct business now or in the future.

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the COVID-19 pandemic), trade wars, political unrest or other events, could disrupt our business or operations or those of our manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. These limitations could negatively affect our business operations and continuity, and could negatively impact our development timelines and ability to timely perform basic business functions, including, without limitation, making SEC filings and preparing financial reports. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidate could be impaired or halted, which could have a material adverse impact on our business.

Risks Related to the Clinical Development and Marketing Approval of Our Product Candidate

The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidate, our business will be substantially harmed.

Our current product candidate has not gained marketing approval for sale in the United States or any other country, and we cannot guarantee that we will ever have any marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our product candidate in a timely manner. We cannot commercialize our product candidate in the United States without first obtaining approval from the FDA to market our product candidate. Similarly, we cannot commercialize our product candidate outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidate could fail to receive marketing approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	the FDA or comparable foreign regulatory authorities may find the human subject protections for our clinical trials inadequate and place a clinical hold on an Investigational New Drug Application, or IND, at the time of its submission precluding commencement of any trials or a clinical hold on one or more clinical trials at any time during the conduct of our clinical trials;

•	the FDA could determine that we cannot rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, for our product candidate;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA could determine that our application relies, or must rely, upon a listed drug or drugs that we a failed to identify or that approval of our 505(b)(2) application for our product candidate is blocked by patent or non-patent exclusivity of the listed drug or drugs;

•	the data collected from clinical trials of our product candidate may not be sufficient to obtain marketing approval in the United States or elsewhere;

•	the FDA or comparable foreign regulatory authorities may find inadequate the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies (for example, see the discussion elsewhere concerning the CRL we received from the FDA in August, 2020); and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval.

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the United States, it is necessary to submit and obtain approval of an NDA from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission of an NDA, but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate generally must be inspected by the FDA to ensure compliance with the applicable Current Good Manufacturing Practice, or cGMP, requirements (for example, see the discussion elsewhere concerning the CRL we received from the FDA in August, 2020). The FDA and the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, and good clinical practice, or cGCP.

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

Our business operations, and particularly the timing of the outcome of review of our NDA filing for marketing approval of PEDMARKTM, are directly and indirectly affected by the operations of the United States government, including but not limited to the FDA. Any interruption in the continuity of funding of all or a part of government activities could have a significant negative effect on our business, including the timing of that review decision. The United States government shuts down from time to time, most recently from December 22, 2018 to January 25, 2019. We cannot predict the likelihood, duration, impact, or timing of any future shutdown. There can be no assurance that if such shutdown(s) were to occur in the future, adequate funds would be available to the FDA and other U.S. government agencies to allow them to continue their activities uninterrupted. Even when funding is restored following one or more shutdowns, we cannot predict the ongoing impact of such shutdowns on our business, or the degree to which funding would be restored to the FDA or other agencies having an impact on our business.

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

If the FDA approves our product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations and GCP for any clinical trials that we conduct post-approval. Any marketing approvals that we receive for our product candidate may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of our drug candidates if it obtains marketing approval. Our current and future arrangements with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

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

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product if it is approved for marketing. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or commercialize our drugs.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for our product;

•	our ability to set a price that we believe is fair for our product;

•	our ability to obtain coverage and reimbursement approval for our product;

•	our ability to generate revenues and achieve or maintain profitability; and

•	the level of taxes that we are required to pay.

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

Even if we obtain marketing approval for PEDMARKTM, it may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community. Market acceptance of PEDMARKTM depends on a number of factors, including:

•	the timing of market introduction;

•	its efficacy and safety, as demonstrated in clinical trials;

•	the clinical indications for which it is approved, and the label approved by regulatory authorities for use with the product, including any precautions, warnings or contraindications that may be required on the label;

•	acceptance by physicians, key opinion leaders and patients of PEDMARKTM as a safe and effective treatment;

•	the cost, safety and efficacy of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•	the number and clinical profile of competing products;

•	the growth of drug markets in our various indications;

•	relative convenience and ease of administration;

•	marketing and distribution support;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

Market acceptance is critical to our ability to generate revenue. PEDMARKTM, if approved and commercialized, may be accepted in only limited capacities or not at all. If PEDMARKTM is not accepted by the market to the extent that we expect, we may not be able to generate revenue and our business would suffer.

If the market opportunities for our product candidate are smaller than we believe they are, then our revenues may be adversely affected, and our business may suffer.

The market opportunities that our product candidate is being developed to address are rare. Our projections of both the number of people who are administered Cisplatin, as well as the subset of people who have the potential to benefit from treatment with our product candidate, and our assumptions relating to pricing are based on estimates. Given the small number of patients that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidate, which could make it difficult for us to sell our products profitably.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved pharmaceuticals. Market acceptance and sales of our product candidate, should it receive marketing approval, will depend significantly on the availability of coverage and adequate reimbursement from third-party payors and may be affected by existing and future healthcare reform measures. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Government authorities and third-party payors, such as private health insurers, health maintenance organizations, and government payors like Medicare and Medicaid, decide which drugs they will pay for and establish reimbursement levels. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if coverage is provided, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, our drug candidate if it obtains marketing approval.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is, among other things:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to conduct expensive pharmacoeconomic studies and provide supporting scientific, clinical and cost-effectiveness data for the use of our product to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and adequate reimbursement. In addition to examining the medical necessity and cost-effectiveness of new products, coverage may be limited to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. There may also be formulary placements that result in lower reimbursement levels and higher cost-sharing borne by patients, any of which could have an adverse effect on our revenues and profits. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the drug product, or even if coverage is available, establish an adequate reimbursement rate.

We cannot be sure that coverage or adequate reimbursement will be available for our product candidate. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services and questioning safety and efficacy. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. Additionally, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. If third-party payors do not consider our product to be cost-effective compared to other available therapies, they may not cover our product or, if they do, the level of payment may not be sufficient to allow us to sell our product at a profit.

Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time, and there is the potential for significant movement in these areas in the foreseeable future. Even if favorable coverage and reimbursement status is attained for our product, less favorable coverage policies and reimbursement rates may be implemented in the future.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are generally developing and marketing therapeutic products. Such competition may include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic companies and medical technology companies. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidate for the treatment of orphan and ultra-orphan diseases for which there is a small patient population in both the United States and in all other potential markets. A drug designated an orphan drug may receive up to seven years of exclusive marketing in the United States for that indication.

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

We believe that our ability to successfully compete will depend on our ability to maintain orphan drug designation as well as:

•	our ability to design and successfully execute appropriate clinical trials;

•	our ability to recruit and enroll patients for our clinical trials;

•	the results of our clinical trials and the efficacy and safety of our product candidate;

•	the speed at which we develop our product candidate;

•	achieving and maintaining compliance with regulatory requirements applicable to our business;

•	the timing and scope of regulatory approvals, including labeling;

•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare and Medicaid;

•	our ability to protect intellectual property rights related to our product candidate;

•	our ability to commercialize and market our product candidate if it obtains marketing approval;

•	our ability to manufacture and sell commercial quantities of any approved our product candidate;

•	acceptance of our product candidate by physicians, other healthcare providers and patients; and

•	the cost of treatment in relation to alternative therapies.

If our competitors are able to obtain orphan drug exclusivity for their products that are for the same indication as our product candidate, we may not be able to have our product approved by the applicable regulatory authority for a significant period of time or benefit from that exclusivity.

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

Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and/or sale of our pharmaceutical products. Patients have received substantial damage awards in some jurisdictions against pharmaceutical companies based on claims for injuries allegedly caused by the use of pharmaceutical products used in clinical trials or after FDA approval. Liability claims may be expensive to defend and may result in large judgments against us. We currently carry liability insurance that we believe to be adequate. However, our insurance may not reimburse us for certain claims or the coverage may not be sufficient to cover claims made against us. We cannot predict all of the possible harms or side effects that may result from the use of our drug candidate and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our products, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price.

Risks Related to Third Parties

We rely on third-party suppliers and other third parties for production of our product candidate and our dependence on these third parties may impair the advancement of our research and development programs and the development of our product candidate.

We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidate. We lack the resources and the capability to manufacture our product candidate on a clinical or commercial scale. Instead, we rely on, and expect to continue to rely on, third parties for the supply of raw materials and manufacture of drug supplies necessary to conduct our preclinical studies and clinical trials. Our reliance on third parties may expose us to more risk than if we were to manufacture our current product candidate or other products ourselves. Delays in production by third parties could delay our clinical trials or have an adverse impact on any commercial activities. In addition, the fact that we are dependent on third parties for the manufacture of and formulation of our product candidate means that we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control. Although we oversee these activities to ensure compliance with our quality standards, budgets and timelines, we have had and will continue to have less control over the manufacturing of our product candidate than potentially would be the case if we were to manufacture our product candidate. Further, the third parties we deal with could have staffing difficulties, might undergo changes in priorities or may become financially distressed, which would adversely affect the manufacturing and production of our product candidate. In addition, a third party could be acquired by, or enter into an exclusive arrangement with, one of our competitors, which would adversely affect our ability to access the formulations we require.

The facilities used by our current contract manufacturers and any future manufacturers to manufacture our product candidate must be inspected by the FDA during the review of our NDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, the FDA may refuse to approve our NDA. The CRL that we received from the FDA in August 2020, as a result of deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf is a specific example of the risks associated with our third-party manufacturers. If the FDA or a comparable foreign regulatory authority does not approve our NDA because of concerns about the manufacture of our product candidate or if significant manufacturing issues arise in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop our product candidate, to obtain marketing approval of our NDA or to continue to market our product candidate, if approved. Although we are ultimately responsible for ensuring compliance with these regulatory requirements, we do not have day-to-day control over a contract manufacturing organization (“CMO”) or other third-party manufacturer’s compliance with applicable laws and regulations, including cGMPs and other laws and regulations, such as those related to environmental health and safety matters. Any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidate or that obtained approvals could be revoked, which would adversely affect our business and reputation. In addition, third-party contractors, such as our CMOs, may elect not to continue to work with us due to factors beyond our control. Although we have contracts in place, they may also refuse to work with us because of their own financial difficulties, business priorities or other reasons, at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

On August 10, 2020, we received a CRL. According to the CRL, after recent completion of a pre-approval inspection of the manufacturing facility of our drug product manufacturer, the FDA identified deficiencies resulting in a Form 483, which is a list of conditions or practices that are required to be resolved prior to the approval of PEDMARK™.   The Company has developed a detailed plan and has dedicated, and continues to commit, significant resources to addressing the CRL, while, in parallel, working with our third-party drug product manufacturer to be ready for re-inspection by the FDA. If the FDA determines that these actions were not sufficient, or based on the re-inspection FDA officials do not recommend approval relative to the drug product manufacturing facility, or if information deemed necessary by the FDA cannot be provided as part of our NDA submission or during the review period as deemed appropriate on a timely basis, such events could further delay the progress of our NDA and could require additional Company actions that cannot be completed during the review period which may adversely impact our business.

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

If a third-party claims that we infringe its patents, any of the following may occur:

•	we may be required to pay substantial financial damages if a court decides that our technologies infringe a competitor’s patent, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of our product and intellectual property rights;

•	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

•	we may have to redesign our product so that it does not infringe others’ patent rights, which may not be possible or could require substantial funds or time and require additional studies.

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

Our involvement in intellectual property litigation could result in significant expense to us. Some of our competitors have considerable resources available to them and may have a strong economic incentive to undertake substantial efforts to stop or delay us from commercializing our product. Moreover, regardless of the outcome, intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention and quickly consume our financial resources.

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

Our commercial success will depend in part on our ability to obtain patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidate, and any future products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent or in the same manner as United States laws, and we may encounter significant problems in protecting and defending our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and product candidate are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

Competitors may infringe our patents or other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, directly or through our licensors, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or of our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents or the patents we license at risk of being invalidated or interpreted narrowly and could put our ot our licensors’ patent applications at risk of not issuing.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time-consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us bring our product candidate to market.

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

Risks Related to Our Industry

Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we, or our potential partners, must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended uses in humans. We have incurred and may continue to incur substantial expense and devote a significant amount of time to preclinical testing and clinical trials.

The outcome of clinical testing is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. In addition, regulations are not static, and regulatory agencies, including the FDA, alter their staff, interpretations and practices and may in the future impose more stringent requirements than are currently in effect, which may adversely affect our planned drug development and/or our commercialization efforts. Satisfying regulatory requirements typically takes a significant number of years and can vary substantially based on the type, complexity and novelty of the product candidate. Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials. Factors that could impede our ability to generate commercially viable products through the conduct of clinical trials include:

•	insufficient funds to conduct clinical trials;

•	the inability to find partners, if necessary, for support, including research, development, manufacturing or clinical needs;

•	the failure of tests or studies necessary to submit an NDA, such as clinical studies, bioequivalence studies in support of a 505(b)(2) regulatory filing, or stability studies;

•	the failure of clinical trials to demonstrate the safety and efficacy of our product candidate to the extent necessary to obtain regulatory approvals;

•	the failure by us or third-party investigators, CROs, or other third parties involved in the research to adhere to regulatory requirements applicable to the conduct of clinical trials;

•	the failure of preclinical testing and early clinical trials to predict results of later clinical trials;

•	any delay in completion of clinical trials caused by a regional disturbance where we or our collaborative partners are enrolling patients in clinical studies, such as pandemic, terrorist activities, or war, or political unrest, a natural disaster or any other reason or event, resulting in increased costs;

•	any delay in obtaining advice from the FDA or similar regulatory authorities; and

•	the inability to obtain regulatory approval of our product candidate following completion of clinical trials, or delays in obtaining such approvals.

There can be no assurance that if our clinical trials are successfully initiated and completed, we will be able to obtain approval by the FDA in the U.S. or similar regulatory authorities elsewhere in the world in a timely manner, if at all. For example, as described elsewhere, we received a CRL from the FDA in August, 2020, regarding our NDA for PEDMARKTM, stating that it was unable to approve the application in its current form based on deficiencies identified by the FDA after completion of a pre-approval inspection of the manufacturing facility of our third-party drug product manufacturer. Even if we are successful in resolving some or all of the matters raised by the FDA in the CRL, there is significant risk that we will be unable to obtain FDA approval for PEDMARKTM on a timely basis or at all. If we fail to successfully develop and commercialize PEDMARKTM we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

We use hazardous materials and chemicals in our research and development, and our failure to comply with laws related to hazardous materials could materially harm us.

Our research and development processes, while outsourced, does involve the controlled use of hazardous materials, such as flammable organic solvents, corrosive acids and corrosive bases. Accordingly, we are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. We could be held liable for any damages that result and any such liability could exceed our resources and may not be covered by our general liability insurance. We currently do not carry insurance specifically for hazardous materials claims. We may be required to incur significant costs to comply with environmental laws and regulations, which may change from time to time.

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

Since its enactment, there have been judicial and Congressional challenges to numerous aspects of the Affordable Care Act. There may also be federal and state regulatory changes that impact the Affordable Care Act or healthcare programs, insurance coverage or reimbursement generally. These efforts have increased uncertainty regarding the availability of healthcare programs, insurance coverage and reimbursement as a general matter as well as for our product candidate, and we cannot predict how these events will impact our business.

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

Our common shares are currently listed on the Nasdaq Capital Market and the Toronto Stock Exchange (the “TSX”). Both the Nasdaq Capital Market and the TSX have rules for continued listing, including minimum market capitalization and other requirements that we might not meet in the future. While we are exercising diligent efforts to maintain the listing of our common shares on the NASDAQ Capital Market and TSX, there can be no assurance that we will be able to do so, and our securities could be delisted.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time-to-time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From January 1, 2018 to March 29, 2021, the closing trading price of our stock fluctuated from a high of $18.45 Canadian dollars (“CAD”) per share to a low of CAD$4.38 per share on the TSX. From September 13, 2017 (the date our common shares were first listed on the Nasdaq Capital Market) to March 29, 2021, the closing trading price of our stock fluctuated from a high of $14.33 per share to a low of $3.30 on the Nasdaq Capital Market. Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

At March 29, 2021, our current shareholders separately representing more than 5% ownership of our common shares collectively represented beneficial ownership of approximately 47.06% of our common shares. In particular, Southpoint Capital Advisors LP (“Southpoint Capital”) owns or exercises control over approximately 4.0 million shares, representing approximately 15.68% of our issued and outstanding common shares; Essetifin SpA, owns approximately 4.0 million shares, or approximately 15.36% of our issued and outstanding common shares; Sonic Fund II, LP, owns approximately 2.5 million shares, or approximately 9.60% of our issued and outstanding common shares; and Avoro Capital Advisors owns approximately 1.7 million shares, or approximately 6.42% of our issued and outstanding common shares. Southpoint Capital, Essetifin SpA, Sonic Fund II, LP, Avoro Capital Advisors, and our other significant shareholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our shareholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These shareholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our Company, which could adversely affect the market price of our common shares or deprive our other shareholders of an opportunity to receive a premium for our common shares as part of a sale of our Company.

There are a large number of our common shares underlying outstanding options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our shares and result in substantial dilution to the holders of our common shares.

The sale or issuance of a substantial amount of our common shares in the future could cause the market price of our common shares to decline. It may also impair our ability to obtain additional financing. At March 29, 2021, we had outstanding warrants to purchase approximately 0.04 million shares of our common shares at an exercise price of $6.80 per common share. In addition, at March 29, 2021, there were approximately 3.0 million common shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $4.82 per common share. We may also issue further warrants as part of any future financings in addition to the additional 3.5 million options to acquire our common shares currently remaining and available for future awards under our stock option plan.

We may need to raise additional funds in the future to continue our operations. Any equity offering could result in significant dilution to the ownership interests of shareholders and may result in dilution of the value of such interests and any debt offering will increase financial risk.

In order to satisfy our anticipated capital requirements to develop our product, we may need to raise additional funds through either the sale of additional equity, the issuance of securities convertible into equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio, or from other sources. The most likely sources of financing that may be available to us in the near term are the sale of common shares and/or securities convertible or exercisable into common shares and the issuance of debt.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as such term is defined in the section of this Annual Report entitled “Material U.S. Federal Income Tax Considerations”) of our common shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. We have not made the analysis necessary to determine whether or not we are currently a PFIC or whether we have ever been a PFIC, and there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. If we are a PFIC for any taxable year, we intend to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of this Annual Report entitled “Material U.S. Federal Income Tax Considerations.” This paragraph is qualified in its entirety by the discussion under that heading. Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of our common shares.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

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

As part of the evaluation undertaken by management pursuant to Section 404, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

No evaluation process can provide complete assurance that our internal controls will detect and correct all failures within our Company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, if we continue to expand, through either organic growth or through acquisitions (or both), the challenges involved in implementing appropriate controls will increase and may require that we evolve some or all of our internal control processes. Under applicable SEC rules, our management’s assessment of the effectiveness of our internal control over financial reporting are not attested to by our registered public accounting firm.

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

On January 23, 2020, we entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at in Hoboken, New Jersey. Per the terms of the Office Service Agreement, the monthly rent payments are $1,150. The Office Service Agreement commenced on January 27, 2020 and terminated on July 31, 2020, when it automatically renewed for a successive period equal to the original term. Either party is able to terminate the agreement by providing no less than three months' advance written notice of termination.

Item 3.	Legal Proceedings

On September 2, 2020, a putative class action lawsuit, Chapman v. Fennec Pharmaceuticals Inc., was filed against us, our Chief Executive Officer, Rostislav Raykov, and our Chief Financial Officer, Robert Andrade, in the United States District Court for the Middle District of North Carolina. The complaint alleged that prior to our August 10, 2020 receipt of a CRL from the FDA concerning our NDA for PEDMARKTM, we made materially false or misleading statements and failed to disclose material facts about the status of our PEDMARKTM manufacturing facility, its compliance with current good manufacturing practices, and the impact its status and compliance would have on regulatory approval for PEDMARKTM . On December 3, 2020, the court appointed a lead plaintiff to represent the putative class. On February 1, 2021, the lead plaintiff filed an amended complaint. The amended complaint added members of our board of directors as defendants, asserts a putative class period from December 10, 2018 through August 10, 2020, makes allegations similar to those in the original complaint, and claims the defendants violated Section 10(b) of the Securities Exchange Act of 1934. Defendants’ response to the amended complaint was submitted on March 3, 2021.

We believe that the suit is without merit and intend to defend it vigorously. We cannot predict the outcome of this suit. Failure by us to obtain a favorable resolution of the suit could have a material adverse effect on our business, results of operations and financial condition. We have not recorded a liability as of December 31, 2020, because we believe a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our common shares currently trade in the U.S. on the Nasdaq Capital Market under the trading symbol “FENC” and in Canada on the TSX under the trading symbol “FRX”. The following table sets forth the quarterly high and low market closing prices, and average daily trading volume on the Nasdaq Capital Market , and the TSX, for the two most recent full fiscal years:

	Nasdaq Capital Market (in U.S. dollars)			Toronto Stock Exchange (in Canadian dollars)
Fiscal 2020:	High $	Low $	Volume	High $	Low $	Volume
Quarter ended 12/31/20	$8.55	$5.99	120,722	$11.24	$8.00	775
Quarter ended 09/30/20	10.17	5.19	418,223	13.51	6.54	2,640
Quarter ended 06/30/20	9.39	5.43	216,324	12.70	8.00	1,144
Quarter ended 03/31/20	$8.10	$4.89	64,745	$10.79	$6.91	1,113

Fiscal 2019:	High $	Low $	Volume	High $	Low $	Volume
Quarter ended 12/31/19	$6.49	$4.25	30,248	$8.45	$5.65	321
Quarter ended 09/30/19	4.95	3.85	34,336	6.55	5.00	489
Quarter ended 06/30/19	5.09	3.30	107,826	6.80	4.38	1,622
Quarter ended 03/31/19	$7.58	$4.64	45,072	$10.00	$6.22	1,502

As of March 29, 2021, the last reported sale on the TSX was CAD$7.80 per share and the last reported sale on the Nasdaq Capital Market was $6.21 per share.

Record Holders

As of March 29, 2020, there were approximately 38 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

Dividend Policy

We have never declared or paid cash dividends on our common shares. We currently expect to retain future earnings, if any, for use in the operation and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

Material United States Federal and Canadian Income Tax Consequences

Material U.S. Federal Income Tax Considerations

The following summary describes the material U.S. federal income tax consequences to U.S. Holders (as defined below) of acquiring, owning, and disposing of our common shares, subject to the qualifications set forth herein.

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

Authorities

This summary is based upon the provisions of the United States Internal Revenue Code (the “Code”), the United States Treasury Regulations (whether final, temporary, or proposed) promulgated thereunder, the Convention Between Canada and the United States of America with Respect to Taxes on Income and on Capital, signed September 26, 1980, as amended (the “Canada-U.S. Tax Convention”), and administrative rulings and judicial decisions interpreting the Code and the United States Treasury Regulations, all as currently in effect, and all subject to differing interpretations or change, possibly on a retroactive basis. We have not sought, and will not seek, a ruling from the IRS regarding any matter discussed herein, and no assurance can be given that the IRS would not assert, or that a court would not sustain, a position that is different from, and contrary to, the positions taken in this summary. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation.

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

Non-U.S. Holders Not Addressed

For purposes of this summary, a “non-U.S. Holder” is a beneficial owner of common shares that is not a U.S. Holder and is not a partnership for U.S. federal income tax purposes. This summary does not address the U.S. federal income tax consequences to non-U.S. Holders of acquiring, owning, and disposing our common shares. Each non-U.S. Holder investor should consult a professional tax advisor with respect to the U.S. federal income, U.S. alternative minimum, U.S. federal estate and gift, U.S. state and local, and non-U.S. tax consequences of acquiring, owning, and disposing of our common shares.

Certain U.S. Holders Not Addressed

This summary does not address the U.S. federal income tax considerations applicable U.S. Holders that are subject to special provisions under the Code, including, but not limited to, U.S. Holders that:

•	are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts;

•	are financial institutions, underwriters, insurance companies, real estate investment trusts, or regulated investment companies;

•	are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method;

•	have a “functional currency” other than the U.S. dollar;

•	own common shares as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other arrangement involving more than one position;

•	acquired common shares in connection with the exercise of employee stock options or otherwise as compensation for services;

•	hold common shares other than as a capital asset within the meaning of section 1221 of the Code (generally, property held for investment purposes);

•	are partnerships or other “pass-through” entities for U.S. federal income tax purposes (or investors in such partnerships or entities);

•	own, have owned, or will own (directly, indirectly, or by attribution) 10% or more of the total combined voting power of the outstanding shares of your company;

•	are U.S. expatriates who are former citizens or long-term residents of the United States;

•	have been, are, or will be residents or deemed to be residents in Canada for purposes of the Income Tax Act (Canada) (the “Tax Act”);

•	use or hold, will use or hold, or that are or will be deemed to use or hold common shares in connection with carrying on a business in Canada;

•	are persons whose common shares constitute “taxable Canadian property” under the Tax Act; or

•	have a permanent establishment in Canada for the purposes of the Canada-U.S. Tax Convention.

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

Foreign Tax Credit

Subject to the PFIC rules discussed below, a U.S. Holder that pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on the common shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax paid. Generally, a credit will reduce a U.S. Holder’s U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder’s income that is subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year.

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

Tax Consequences if We are a Passive Foreign Investment Company

A foreign corporation generally will be treated as a PFIC if, after applying certain “look-through” rules, either (i) 75% or more of its gross income is passive income or (ii) 50% or more of the average value of its assets is attributable to assets that produce or are held to produce passive income. Passive income for this purpose generally includes dividends, interest, rents, royalties and gains from securities and commodities transactions. The look-through rules require a foreign corporation that owns at least 25% by value of the stock of another corporation to treat a proportionate amount of assets and income as held or received directly by the foreign corporation.

We have not made the analysis necessary to determine whether or not we are currently a PFIC or whether we have ever been a PFIC. There can be no assurance that we are not, have never been or will not in the future be a PFIC. If we were to be treated as a PFIC, any gain recognized by a U.S. shareholder upon the sale (or certain other dispositions) of our common shares (or the receipt of certain distributions) generally would be treated as ordinary income, and a U.S. shareholder may be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain “excess distributions,” including any gain on the sale or certain dispositions of our common shares. In order to avoid this tax consequence, a U.S. shareholder (i) may be permitted to make a “qualified electing fund” election, in which case, in lieu of such treatment, such shareholder would be required to include in its taxable income certain undistributed amounts of our income or (ii) may elect to mark-to-market our common shares and recognize ordinary income (or possible ordinary loss) each year with respect to such investment and on the sale or other disposition of the common shares. Additionally, if we are deemed to be a PFIC, a U.S. shareholder who acquires our common shares from a decedent will be denied the normally available step-up in tax basis to fair market value for the common shares at the date of the death and instead will have a tax basis equal to the decedent’s tax basis if lower than fair market value. Neither we nor our advisors have the duty to or will undertake to inform U.S. shareholders of changes in circumstances that would cause us to become a PFIC. U.S. shareholders should consult their own tax advisors regarding the application of the PFIC rules including eligibility for and the manner and advisability of making certain elections in the event we are determined to be a PFIC at any point in time. We intend to take the action necessary for a U.S. shareholder to make a “qualified electing fund” election in the event we are a PFIC.

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

Tax Consequences if We are a Controlled Foreign Corporation

A foreign corporation will be treated as a “controlled foreign corporation” (“CFC”) for U.S. federal income tax purposes if, on any day during the taxable year of such foreign corporation, more than 50% of the equity interests in such corporation, measured by reference to the combined voting power or value of the equity of the corporation, is owned directly or by application of the attribution and constructive ownership rules of Sections 958(a) and 958(b) of the Code by United States Shareholders. For this purpose, a “United States Shareholder” is any United States person that possesses directly, or by application of the attribution and constructive ownership rules of Sections 958(a) and 958(b) of the Code, 10% or more of the combined voting power of all classes of equity in such corporation or 10% or more of the total value of shares of all classes in such corporation. If a foreign corporation is a CFC on any day during any taxable year, each United States Shareholder of our Company who owns, directly or indirectly, our common shares on the last day of the taxable year on which we are a CFC will be required to include in its gross income for United States federal income tax purposes its pro rata share of our “Subpart F income,” even if the Subpart F income is not distributed. Subpart F income generally includes passive income but also includes certain related party sales, manufacturing and services income.

In addition to the inclusion of “Subpart F income” of a CFC in the gross income of a United States Shareholder, there may be exposure to an additional tax under the recently enacted Global Intangible Low Tax Income regime (“GILTI”). Specifically, the GILTI rules impose an annual minimum tax on U.S. Holders of their share of GILTI income generated through CFCs. This GILTI income very generally equals a CFC’s income over a 10% return on the CFCs tangible depreciable trade or business assets. The GILTI tax is 10.5% (until 2026 and 13.12% for tax years after) on U.S. Holders who are C corporations, as they are entitled to a 50% deduction (37.5% after 2025) of the GILTI income as well as a reduced foreign tax credit on foreign taxes paid on the GILTI income. U.S. Holders who are individuals, estates or trusts may pay substantially more tax on GILTI income, as they are subject to ordinary tax rates (ranging from 10% to 37% plus the net investment income tax of 3.8%). Such U.S. Holders are not entitled to a deduction on GILTI income or a reduced foreign tax credit. There is, however, an election available to such U.S. Holders to mitigate the tax impact.

If we are a CFC, the PFIC rules set forth above, even if we are otherwise considered to be a PFIC, will not be applicable.

United States persons who might, directly, indirectly or constructively, acquire 10% or more of our common shares, and therefore might be a United States Shareholder, should consider the possible application of the CFC rules and GILTI rules and consult a tax advisor with respect to such matters.

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

CAUTIONARY STATEMENT

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

Our only product candidate in the clinical stage of development is PEDMARKTM (sodium thiosulfate (STS) anhydrous injection). We have announced results of two Phase 3 clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children including the pivotal Phase 3 study SIOPEL 6 , “A Multicentre Open Label Randomised Phase 3 Trial of the Efficacy of Sodium Thiosulfate in Reducing Ototoxicity in Patients Receiving Cisplatin Chemotherapy for Standard Risk Hepatoblastoma,” and the proof of concept Phase 3 study “A Randomized Phase 3 Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children”.

We have announced results of two Phase 3 clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children including the pivotal Phase 3 study SIOPEL 6 , “A Multicentre Open Label Randomised Phase 3 Trial of the Efficacy of Sodium Thiosulfate in Reducing Ototoxicity in Patients Receiving Cisplatin Chemotherapy for Standard Risk Hepatoblastoma,” and the proof of concept Phase 3 study “A Randomized Phase 3 Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children”.

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

We estimate in the U.S. and Europe that annually over 10,000 children with solid tumors are treated with platinum agents.  The vast majority of these newly diagnosed tumors are localized and classified as low to intermediate risk in nature. These localized cancers may have overall survival rates of greater than 80%, further emphasizing the importance of quality of life after treatment. The incidence of hearing loss in these children depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children at critical stages of development lack speech language development and literacy, and older children and adolescents lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

In March 2018, PEDMARKTM received Breakthrough Therapy and Fast Track designations from the FDA. Further, PEDMARKTM has received Orphan Drug Designation in the U.S. in this setting.

We initiated our rolling New Drug Application (“NDA”) for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors with the FDA in December 2018. We announced that we had submitted full completion of the NDA in February 2020. On April 13, 2020, we announced that the FDA had accepted for filing and granted Priority Review for our NDA. The FDA set a Prescription Drug Fee Act (“PDUFA”) target action date of August 10, 2020 for the completion of the FDA’s review. On August 10, 2020, we announced that we received a CRL from the FDA regarding our NDA for PEDMARKTM, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf. Importantly, no clinical safety or efficacy issues were identified during the review and there is no requirement for further clinical data. In the fourth quarter of 2020, we engaged in a Type A meeting with the FDA concerning the CRL that we believe was constructive and collaborative. We are working closely with our third-party drug manufacturer and the FDA to fully address the CRL, and we plan to resubmit our NDA for PEDMARKTM in the second quarter of 2021.

In August 2018, the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) accepted our pediatric investigation plan (PIP) for sodium thiosulfate with the trade name Pedmarqsi for the condition of the prevention of platinum-induced hearing loss. An accepted PIP is a prerequisite for filing a Marketing Authorization Application (“MAA”) for any new medicinal product in Europe. The indication targeted by our PIP is for the prevention of platinum-induced ototoxic hearing loss for standard risk hepatoblastoma (SR-HB). Additional tumor types of the proposed indication will be subject to the Committee for Medicinal Products for Human Use (“CHMP”) assessment at the time of the MAA. No deferred clinical studies were required in the positive opinion given by PDCO. We were also advised that sodium thiosulfate (tradename to be determined) is eligible for submission of an application for a Pediatric Use Marketing Authorization (“PUMA”). A PUMA is a dedicated marketing authorization covering the indication and appropriate formulation for medicines developed exclusively for use in the pediatric population and provides data and market protection up to 10 years. Therefore, this decision allows us to proceed with the submission of a PUMA in the European Union (EU) with incentives of automatic access to the centralized procedure and up to 10 years of data and market protection. In February 2020, we announced that we had submitted a MAA for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors.

We have not received and do not expect to have significant revenues from our product candidate until we are either able to sell our product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated a net loss of $18.1 million for the year ended December 31, 2020. We generated a net loss of approximately $12.8 million for the year ended December 31, 2019. As of December 31, 2020, our accumulated deficit was approximately $162.1 million.

Our projections of our capital requirements are subject to substantial uncertainty, and more capital than we currently anticipate may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. We may not be able to raise the necessary capital or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations or even shut down some, or all, of our operations.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and efficiency of our operations and current resources. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, stock-based compensation, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of our product candidate, will depend on the availability of financial resources, the results of our clinical trials, and any directives from regulatory agencies, which are difficult to predict. Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated in support of our drug development programs.

On May 5, 2020, we announced the completion of an underwritten public offering of 4,800,000 of our common shares at a public offering price of $6.25 per share. In addition, we issued an additional 660,204 common shares in connection with the partial exercise of the underwriters’ over-allotment option. The approximate total gross proceeds from the offering were $34,100 ($32,189 net of commissions, fees and issue costs).

On February 1, 2019, our wholly owned subsidiary Fennec Pharmaceuticals, Inc. entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation (“Bridge Bank”), pursuant to which Bridge Bank agreed to loan $12.5 million to Fennec Pharmaceuticals, Inc., to be made available upon NDA approval of PEDMARKTM by no later than September 30, 2020. The Loan and Security Agreement was amended on June 26, 2020 to increase the total potential amount of the loan to $18 million and to extend the outside date for us to receive NDA approval of PEDMARKTM to December 31, 2020. In connection with this facility, we issued the Bridge Bank a warrant to purchase up to 39,000 of our common shares at an exercise price of $6.80 per share, with an exercise period of ten years from the date of issuance subject to certain early termination conditions. Under Accounting Standards Codification ("ASC") 470-50, Modifications and Extinguishments, the amendment to the facility was considered a modification. As such, we had been amortizing the loan fee and the value of the warrant over the remainder of the loan term. Following the receipt of the FDA’s CRL in August 2020, we decided to fully amortize the remaining portions of the loan fee and the value of the warrants. The Loan and Security Agreement expired on December 31, 2020 as a result of us not obtaining NDA approval of PEDMARKTM by that date, with no amounts advanced under the facility prior to its termination.

We believe that the funds raised in our May 2020 public offering provides us sufficient funding to carry-out our planned activities, including potential NDA approval and the commencement of commercialization efforts, for at least the next twelve months as we continue our strategic development of PEDMARKTM.

Results of Operations

Fiscal 2020 versus Fiscal 2019

	Fiscal Year Ended		Fiscal Year Ended		Increase
In thousands of U.S. Dollars	December 31, 2020%		December 31, 2019%		(Decrease)
Revenue	$170		$-		$170
Operating expenses:
Research and development	5,105	29%	5,607	43%	(502)
General and administration	12,950	71%	7,402	57%	5,548
Total operating expense	18,055	100%	13,009	100%	5,046
Loss from operations	17,885		13,009		4,876
Amortization expense	(402)		(64)		(338)
Unrealized gain on securities	100		-		100
Other loss	(9)		(17)		8
Interest income and other, net	87		315		(228)
Net loss	$(18,109)		$(12,775)		$(5,334)

•	Revenues reported represent royalties related to Elion deal with Processa Pharmaceuticals, Inc. Fennec received $0.005 million in cash and 41,250 in restricted shares of Processa Pharmaceuticals, Inc.

•	Research and development expense decreased by $0.5 million in fiscal 2020 as compared to fiscal 2019, primarily due to the shift from research and development to pre-commercialization efforts for PEDMARKTM which took place in the first nine months of 2020.

•

The $5.5 million increase in general and administrative expenses is attributed to the increase in pre-commercialization expenses. Further there was a small rise in compensation to officers, directors and key contract employees in fiscal 2020 as compared to fiscal 2019.

•	Amortization expense relates to the Bridge Bank loan facility as the loan origination fees were capitalized in fiscal 2019 and 2020. After receiving the CRL from the FDA in August 2020, management decided to amortize the remaining amounts associated with the loan facility. The facility expired on December 31, 2020.

•	Interest income decreased in fiscal 2020 as compared to 2019, due to lower interest rates on money market accounts for the comparable periods.

•	There was an unrealized gain of $0.1 million on the Processa shares between the date acquired, October 30, 2020, and December 31, 2020. Going forward, the Processa shares will be marked to market at each balance sheet date. The resulting change in value will result in an unrealized gain or loss.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through December 31, 2020, as prepared under generally accepted accounting principles within the United States, or U.S. GAAP (dollars in thousands, except per share information).

Period	Net (Loss)/Income for the Period	Basic Net (Loss)/Income per Common Share	Diluted Net (Loss)/Income per Common Share
March 31, 2019	(2,626)	(0.13)	(0.13)
June 30, 2019	(4,730)	(0.24)	(0.24)
September 30, 2019	(1,809)	(0.09)	(0.09)
December 31, 2019	(3,610)	(0.18)	(0.18)
March 31, 2020	(3,826)	(0.19)	(0.19)
June 30, 2020	(4,845)	(0.21)	(0.21)
September 30, 2020	(6,200)	(0.24)	(0.24)
December 31, 2020	(3,238)	(0.13)	(0.13)

Quarter ended December 31, 2020 versus 2019

	Quarter Ended		Quarter Ended		Increase
In thousands of U.S. Dollars	December 31, 2020%		December 31, 2019%		(Decrease)
Revenue	$170		$-		$170
Operating expenses:
Research and development	1,223	36%	1,172	32%	51
General and administration	2,293	64%	2,481	68%	(188)
Total operating expense	3,516	100%	3,653	100%	(137)
Loss from operations	3,346		3,653		(307)
Unrealized gain on securities	100		-		100
Interest income	13		69		(56)
Amortization expense	-		(18)		18
Other(loss)/income, net	(5)		(8)		3
Net loss	$(3,238)		$(3,610)		$372

Revenues reported represent royalties related to Elion deal with Processa Pharmaceuticals, Inc. Fennec received $0.005 million in cash and 41,250 in restricted shares of Processa Pharmaceuticals, Inc. We reported a loss from operations of $3.3 million for the three months ended December 31, 2020, compared to a loss from operations of $3.7 million for the same period in 2019. Research and development expenses totaled $1.2 million for the three months ended December 31, 2020, which was the same for the same period in 2019. General and administrative expenses decreased by $0.2 million in the three months ended December 31, 2020, as compared to the same period in 2019. The decrease arises from our reduced pre-commercialization activities for PEDMARKTM as we focus on preparing to resubmit our NDA application to the FDA. There was an unrealized gain of $0.1 million on the Processa shares between the date acquired, October 30, 2020, and December 31, 2020. Going forward, the Processa shares will be marked to market at each balance sheet date. The resulting change in value will result in an unrealized gain or loss.

Selected Asset and Liability Data (thousands):	As at December 31, 2020	As at December 31, 2019
Cash and equivalents	$30,344	$13,650
Other current assets	1,073	234
Current liabilities	2,347	2,271
Working capital [current assets – current liabilities]	29,070	11,613

Selected Equity:
Common stock and additional paid in capital	$189,967	$154,663
Accumulated deficit	(162,140)	(144,031)
Shareholders’ equity	29,070	11,875

Liquidity and Capital Resources

•	There was a $16.7 million increase in cash and cash equivalents between December 31, 2020 and December 31, 2019. The net increase was the result of our May 2020 public offering of common shares, which raised net proceeds of $32.0 million, as well as $0.5 million from various stock option exercises, offset by cash used for operating activities. During the period ended December 31, 2020, cash for operations was used mainly on the pre-commercialization activities of PEDMARKTM and regulatory submission activities relating to the NDA.

•	The increase in other current assets between December 31, 2020 and December 31, 2019 primarily relates to the value of the Processa shares and an increase in the prepaid amount for Director and Officer insurance premiums and costs associated with our at the market offering agreement, which was disclosed on October 20, 2020.

•	Current liabilities at December 31, 2020 increased $0.076 million compared to December 31, 2019 primarily due to a minor rise in accounts payable associated with our commercialization and manufacturing activities for the production of PEDMARKTM and related regulatory expenses at year-end 2020.
•	Working capital increased between December 31, 2020 and December 31, 2019 by $17.5 million. The increase was a result of cash used in operations offset by $32.0 million from our May 2020 public offering of common shares, $0.5 million from stock option exercises and $0.1 million in interest income. Cash outflows related to the regulatory and pre-commercial development activities of PEDMARKTM and general and administrative expenses.

Selected Cash Flow Data (dollars and shares in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Net cash used in operating activities	$(15,595)	$(9,060)
Net cash provided from investing activities	-	-
Net cash provided by financing activities	32,289	(71)
Net cash flow	$16,694	$(9,131)

The net cash flow used in operating activities for the year ended December 31, 2020 was approximately $15.6 million as compared to $9.1 million in 2019. This increase relates to the commercial development of PEDMARKTM, preparation for product launch and regulatory activities. Net financing activities provided approximately $32.0 million from a public offering in May of 2020, and approximately $0.5 million from the exercise of stock options.

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

We had cash and cash equivalents of approximately $30.3 million as of December 31, 2020. We currently anticipate that our available capital resources, including our existing cash and cash equivalents and accounts receivable balances, will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At December 31, 2020, we had approximately $0.7 million in our cash accounts and $29.6 million in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2020 consolidated financial statements.

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the fiscal years ended December 31, 2020 and 2019, we used the following weighted average assumptions:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected dividend	0%	0%
Risk-free interest rate	0.63 – 1.90%	1.63 – 2.70%
Expected volatility	136 – 148%	125 – 179%
Expected life	10.0 years	4.3 – 10.0 years

Common shares and warrants

Common shares are recorded as the net proceeds received on issuance after deducting all share issuance costs and the relative fair value of investor warrants. Warrants are recorded at relative fair value and are deducted from the proceeds of common shares and recorded on the consolidated statements of shareholders’ equity as additional paid-in capital.

Outstanding Share Information

Our outstanding comparative share data at December 31, 2020 and December 31, 2019 is as follows (in thousands):

Outstanding Share Type	December 31, 2020	December 31, 2019
Common shares	26,003	19,896
Warrants to purchase common shares	39	39
Options to purchase common shares	2,952	3,088
Total	28,994	23,023

Newly Adopted and Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures.  The Company adopted this ASU on January 1, 2020. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. We concluded after evaluation that ASU 2018-13 has no significant effect on our consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). In this ASU, the FASB refines the scope of Topic 848 to clarify that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in the ASU are effective immediately for all entities. Entities may choose to apply the amendments retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. The Company chose to apply amendments prospectively and concluded after evaluation that ASU 2021-01 has no significant effect on our consolidated financial statements.

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

At December 31, 2020, we had $29.6 million in money market investments and savings accounts as compared to $13.3 million at December 31, 2019; these investments typically have minimal risk.  We have not experienced any loss or write down of our money market investments for the years ended December 31, 2020 and 2019; however, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At December 31, 2020, we held approximately Can$59,000.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded based on their evaluation as of December 31, 2020 that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. Because we are a non-accelerated filer and smaller reporting company, Haskell & White LLP, our independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Our Board has an Audit Committee, a Compensation Committee, and a Governance Committee. The current members of such committees are noted in the table below:

Name and Province/State and Country of Residence, Position	Current Principal Occupation and Principal Occupation For Previous Five Years	Director Since	Age

Rostislav Raykov, New Jersey, USA Chief Executive Officer, Director	CEO of Fennec Pharmaceuticals Inc.; Co-Founder and Manager, DCML LLC; previously Portfolio Manager at Alchem Partners; previously Portfolio Manager at John Levin & Company	July 2009	45
Robert Andrade, Texas, USA Chief Financial Officer	CFO of Fennec Pharmaceuticals; previously senior analyst at Magnetar Capital; previously Portfolio Manager at Millennium Partners	N/A	45
Shubh Goel, New Jersey, USA Chief Commercial Officer	CCO of Fennec Pharmaceuticals Inc.; previously VP of Commercial Strategy and Operations at Odonate Therapeutics, Inc.; previously Executive Director, Global Early Commercialization at Celgene Corporation	N/A	47
Chris A. Rallis, North Carolina, USA Director(1)(2)	Executive in-residence at Pappas Capital; previously CEO of ImmunoBiosciences	August 2011	67
Marco Brughera, Milano, Italy Director(2)(3)	CEO of Leadiant Biosciences SpA; previously Global Head Rare Disease and R&D at Sigma-tau; VP Preclinical Development at Nerviano Medical Sciences.	August, 2016	64
Adrian J. Haigh, Dublin, Ireland Director(1)(3)	Senior Vice President and General Manager of EMEA Region at PTC Therapeutics; previously Chief Operating Officer at Gentium GmbH; previously Regional VP Commercial Operations at Biogen Idec	April 2014	60
Khalid Islam, Zug, Switzerland Chairman of Board, Director(1)	Founder/co-founder of Sirius Healthcare Partners GMbH; previously Chairman and CEO of Gentium S.p.A.; previously CEO of Arpida AG	April 2014	64
Jodi Cook, Pennsylvania, USA, Director(2)(3)	Former SVP, Head of Gene Therapy Strategy PTC Therapeutics, Inc, Former COO Agilis Biotherapeutics, Former Assistant Professor of Audiology Mayo Clinic	September 2019	53

(1)            Member of the Audit Committee

(2)            Member of the Compensation Committee

(3)            Member of the Governance Committee

Rostislav Raykov

Mr. Raykov has served as a director of Fennec since July 2009 and as Chief Executive Officer since July 2009. From January 2006 to December 2007, Mr. Raykov was a portfolio manager for Alchem Investment Partners and John Levin & Co. Prior to founding Alchem, Mr. Raykov was a portfolio manager and securities analyst for John A. Levin & Co. Event Driven Fund (2002-2005). Prior to joining John A. Levin & Co., Mr. Raykov was a securities analyst for the Merger Fund at Tiedemann Investment Group (1999-2002) and an investment banking analyst at Bear Stearns (1998-1999).  Mr. Raykov earned a B.S. in Business Administration from the University of North Carolina at Chapel Hill. As a result of these and other professional experiences, Mr. Raykov has financial expertise and experience with the Corporation as it has developed within the drug development industry and, as such, is able to provide the Corporation with unique insight and guidance.

Robert Andrade

Mr. Andrade has served as Chief Financial Officer since November 2015. Mr. Andrade was previously Chief Financial Officer and Director of Fennec from September 2009 until August 2013. In addition to his role with Fennec, Mr. Andrade was a private investor in 2015, and a senior analyst at Magnetar Capital from 2013 - 2014. Mr. Andrade graduated from University of Southern California, where he earned a Masters of Arts degree and Bachelor of Arts degree in economics.

Shubh Goel

Ms. Goel has been employed by us since September 2019. Ms. Goel is a proven leader with 20 years of global commercial experience successfully building and executing the launch of several oncology products. Most recently, she served as Vice President of Commercial Strategy and Operations at Odonate Therapeutics, Inc. Prior to Odonate, Ms. Goel previously served in multiple leadership positions at Celgene Corporation, including serving as Executive Director, Global Early Commercialization and previously as Head of U.S. Marketing, Oncology. While at Celgene, she oversaw the successful execution of the U.S. launch of Abraxane® in pancreatic cancer and had overall responsibility for marketing the U.S. solid tumor franchise. Ms. Goel received a B.Sc. degree in biochemistry from the University of Bath.

Chris A. Rallis

Mr. Rallis has served as a director of Fennec since August 2011. Mr. Rallis has been an executive-in-residence at Pappas Capital, a life science venture capital firm since January 2008. Previously, Mr. Rallis was the President and Chief Executive Officer of ImmunoBiosciences, Inc. (“IBI”), a vaccine technology company formerly located in Raleigh, North Carolina from April 2006 through June 2007. Prior to joining IBI, Mr. Rallis served as an executive in residence (part-time) for Pappas Capital, and as a consultant for Duke University and Panacos Pharmaceuticals, Inc. Mr. Rallis is the former President and Chief Operating Officer (“COO”) and director of Triangle Pharmaceuticals, Inc., which was acquired by Gilead Sciences in January 2003 for approximately $465 million. Prior to assuming the role of President and COO in March 2000, he was Executive Vice President, Business Development and General Counsel. While at Triangle, Mr. Rallis participated in 11 equity financings generating gross proceeds of approximately $500 million. He was also primarily responsible for all business development activities which included a worldwide alliance with Abbott Laboratories and the in-licensing of ten compounds. Before joining Triangle in 1995, Mr. Rallis served in various business development and legal management roles with Burroughs Wellcome Co. over a 13-year period, including Vice President of Strategic Planning and Business Development. Mr. Rallis also serves on the board of Tenax Therapeutics, Inc., a biopharmaceutical company located in Morrisville, North Carolina. Mr. Rallis received his A.B. degree in economics from Harvard College and a J.D. from Duke University. As a result of these and other professional experiences, Mr. Rallis possesses particular healthcare industry knowledge and experience which strengthens the Board’s collective qualifications, skills, and experience.

Dr. Marco Brughera

Dr. Brughera has been a director of Fennec since August 2016. Since January 2011, Dr. Brughera has been CEO of Lediant Biosciences SpA and has held several positions for the Sigma-Tau Group, including CEO and Global Head of Sigma Tau Rare Disease, President of Sigma-Tau Research and President of Sigma-Tau Pharmaceuticals. He drove the commercial revival of a lead oncology product line resulting in its successful sale for a total of around $900M. He also successfully out-licensed the Defibrotide US rights to Jazz Pharmaceuticals. From 2004 to 2010, Dr. Brughera served as the Vice President of Preclinical Development at Nerviano Medical Sciences (NMS), a pharmaceutical oncology-focused integrated discovery and development company. He also served as the Managing Director at Accelera, an independent contract research organization with the NMS Group. From 1999 to 2004, Dr. Brughera held several senior level positions in the areas of research and development with Pharmacia and Pfizer. Prior to 1999, he held various positions at Pharmacia & Upjohn and Farmitalia Carlo Erba SpA, an Italian pharmaceutical company. He currently serves on the Board of Exelead and Naicons and previously was Board member of Soligenix, Lee’s Pharmaceuticals and Gentium.

Dr. Brughera earned his degree in veterinary medicine from the University of Milan and is a European Registered Toxicologist. Dr. Brughera has wide-spread experience and knowledge of pharmaceutical drug development in international companies. His knowledge in particular, of clinical drug development in Europe, deepens the Board’s collective qualifications, skills and experience.

Adrian J. Haigh

Mr. Haigh has been a director of Fennec since April 2014. Mr. Haigh has been Senior Vice President and Head of International Operations at PTC Therapeutics since September 2014. Previously Mr. Haigh served as Chief Operating Officer at Gentium GmbH since March 2011. Prior to joining Gentium, Mr. Haigh served as Regional VP Commercial Operations at Biogen Idec where he managed several affiliates and also the global distributor business and prior to that was the General Manager of Amgen Nordis and Portugal. He served as the Executive Vice President of Global Marketing and Corporate Planning at EUSA Pharma and joined EUSA from Amgen where he led the international oncology franchise. Mr. Haigh previously has held senior commercial and marketing positions at SmithKline Beecham, Schering Plough, Organon and Novo Nordisk. He has been a Director of Fennec Pharmaceuticals Inc. since April 28, 2014 and a Director at Arch Biopartners Inc. since August 21, 2014. He received a Bachelor of Arts with Honors in Economic History from Huddersfield Polytechnic, West Yorkshire, England and a Diploma in Marketing from the Institute of Marketing. As a result of these and other professional experiences, Mr. Haigh has extensive international oncology development expertise which strengthens the Board’s collective qualifications, skills and experience.

Dr. Khalid Islam

Dr. Islam has been a director of Fennec since April 2014 and is our current Chairman of the Board. Dr. Islam was the Chairman and CEO of Gentium S.p.A. (a Nasdaq-listed company; 2009-2014) where he led the transition from a loss-making to a cash-flow positive and profitable company. Under his leadership, the company value increased from US$25 million leading to a successful all cash US$1 billion merger with Jazz Pharmaceuticals, plc. Subsequent to the sale of Gentium, Dr. Islam has been involved from both an advisory and board level in several public and private healthcare related companies. From 1999-2008, Dr. Islam was President and CEO of Arpida AG where he transitioned the early-stage start-up to a SWX-listed company and raised US$300 million in the IPO and follow-ons. From 1987-1999, he held various positions in HMR & MMD (now Sanofi-Aventis). From 1977-1987, Dr. Islam worked in academia at Imperial College (Univ. of London) and in Milan University, where he was a contract professor. Dr. Islam is a graduate of Chelsea College and received his Ph.D. from Imperial College, University of London. He holds several patents and has published over 80 articles in leading journals. He is an advisor to the venture group Kurma Biofund (Paris). He is a founder/co-founder of Sirius Healthcare Partners GmbH (Zurich), PrevAbr LLC (D.C.), BioAim LLC (L.A.) & Life Sciences Management GmbH (Zug). Dr. Islam is Board Chair at Minoryx Therapeutics (Spain) and Gain Therapeutics (Switzerland), a public company. He currently serves on the board of Gain Therapeutics (GAIN) and Processa Pharmaceuticals (PCSA), both of which are publicly traded. In the past, he has served as Chairman of the Board of Directors of Immunomedics (USA), Pcovery Aps (Copenhagen), Adenium Aps (Copenhagen) and C10 Pharma AS (Oslo) and on the board of Karolinska Development (Sweden) and MolMed S.p.A. (Italy). Dr. Islam’s extensive international pharmaceutical expertise in transitioning companies from development to production strengthens the Board’s collective qualifications, skills and experience.

Dr. Jodi Cook

Dr. Cook has been a director of Fennec since September 2019. Dr. Cook previously served as SVP and Head of Gene Therapy Strategy at PTC Therapeutics from August 2018 until February 2020. Previously she was one of the founding members and Chief Operating Officer of Agilis Biotherapeutics, a clinical-stage company focused on gene therapies for rare diseases of the central nervous system, from December 2013 until its acquisition by PTC Therapeutics in August 2018. While at Agilis she led the sale of the company to PTC in a deal that represented significant value to all parties. Dr. Cook’s career spans a wide range of experiences including VP of Clinical Research at InSound Medical and Director of Audiology at Songbird Hearing, both successful biotech start-up companies within the hearing industry. She has been Assistant Professor of Audiology and Director of the Hearing Aid Program at Mayo Clinic. Dr Cook earned a BA from Loyola University in Maryland, M.Aud. from University of South Carolina, and PhD from Arizona State University in Hearing Science. She completed a clinical fellowship at Johns Hopkins School of Medicine in Baltimore, MD. Her extensive scientific, clinical and executive business experience strengthens the Board’s collective qualifications, skills and expertise.

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

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, our directors and executive officers and any person who beneficially owns more than 10% of our outstanding common shares (“reporting persons”) are required to report their initial beneficial ownership of our common shares and any subsequent changes in that ownership to the SEC and Nasdaq. Reporting persons are required by SEC regulations to furnish to us copies of all reports they file in accordance with Section 16(a). Based solely upon our review of the copies of such reports received by us, or written representations from certain reporting persons that no other reports were required, we believe that during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our reporting persons were met.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets out certain information respecting the compensation paid to our Chief Executive Officer, our Chief Financial Officer, and our Chief Commercial Officer (“Named Executive Officers”) for the fiscal years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Rostislav Raykov, CEO	2020	430,000	-	1,694,216	2,124,216
	2019	488,692	157,500	830,944	1,477,136
Robert Andrade, CFO	2020	311,750	-	847,108	1,158,858
	2019	325,211	100,000	438,555	863,766
Shubh Goel, CCO(2)	2020	360,000	-	169,422	529,422
	2019	98,000	115,000	816,538	1,029,538

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Dollar value amounts are based on individual grants to each of Mr. Raykov and Mr. Andrade of 250,000 and 150,000 and 125,000 and 80,000 options, respectively, on May 15, 2020 and April 4, 2019, at an exercise price of $6.93 and $4.38 per common share, respectively. Grants to Ms. Goel were for 25,000 and 175,000 options granted on May 15, 2020 and September 9, 2019, respectively, at an exercise price of $6.93 and $4.74, respectively. All option grants expire 10 years after grant date. One-third of these options shall vest and may be exercised one year after the grant date (the “Vesting Commencement Date”). The remaining two-thirds of the options shall vest monthly at a rate of 1/24th of the remaining grant and shall be exercisable as of the last day of each following month after the Vesting Commencement Date. As of the third anniversary of the grant date, all of the options shall be vested.

(2)	Ms. Goel was hired as our Chief Commercial Officer in September 2019.

Rostislav Raykov

Mr. Raykov has been employed by us since July 2009. Pursuant to an employment agreement dated May 3, 2010 between Mr. Raykov and Fennec, Mr. Raykov is employed as our Chief Executive Officer and: (a) received an initial annual salary in the amount of $140,000, subject to annual adjustment by our Board of Directors, (b) upon approval by shareholders of our amended stock option plan was granted options to purchase up to 5.0% of our common shares estimated by us to be outstanding upon completion of our 2010 rights offering, and (c) may receive annual bonuses at the sole discretion of the Board. If Mr. Raykov’s employment terminates due to a change of control of Fennec, Mr. Raykov’s remaining unvested options shall immediately vest and be fully exercisable. If Mr. Raykov is dismissed from employment by us for any reason other than “for cause,” we are obligated to pay Mr. Raykov severance compensation equal to twelve months of salary. The initial term of the agreement was for one year and the agreement automatically extends for additional one-year periods unless terminated by either party in accordance with the agreement. Effective February 10, 2020, Mr. Raykov’s salary was increased from $400,000 to $430,000 per year.

Robert Andrade

Mr. Andrade has been employed by us since November 2015. Pursuant to an employment agreement dated November 13, 2015, Mr. Andrade is employed as our Chief Financial Officer and: (a) received an initial annual salary in the amount of $165,000, and (b) may receive annual bonuses at the sole discretion of the Board.  If Mr. Andrade’s employment terminates due to a change of control of the Fennec, Mr. Andrade’s remaining unvested options shall immediately vest and be fully exercisable. If Mr. Andrade is dismissed from employment by us for any reason other than “for cause,” we are obligated to pay Mr. Andrade severance compensation equal to six months of salary. Effective February 10, 2020, Mr. Andrade’s salary was increased from $290,000 to $311,750 per year.

Shubh Goel

Ms. Goel has been employed by us since September 2019. Pursuant to an employment agreement dated September 9, 2019, Ms. Goel is employed as Fennec’s Chief Commercial Officer and: (a) receives an initial annual salary in the amount of $360,000, subject to annual adjustment by our Board of Directors, and (b) may receive annual bonus of up to 40% of her base salary per twelve month period, at the discretion of the CEO and the Board of Directors. If Ms. Goel’s employment is terminated by us for any reason other than “for cause”, we are obligated to pay Ms. Goel (i) severance in the amount of three months of employees base salary, (ii) prorate share of any target bonus earned by Ms. Goel and, (iii) accelerated vesting of stock options. The initial term of the agreement was for one year and the agreement automatically extends for additional one-year periods unless terminated by either party in accordance with the agreement.

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

Payments on Termination

The following table provides details regarding the estimated incremental payments from us to each of the current Named Executive Officers assuming termination without cause on December 31, 2020.

Name	Severance	Estimated Bonus	Value of benefits
Rostislav Raykov, CEO	$430,000	$-	$430,000
Robert Andrade, CFO	$155,875	$-	$155,875
Shubh Goel, CCO	$90,000	$-	$90,000

Payments on Change of Control

The following table provides details regarding the estimated incremental payments from us to each of the current Named Executive Officers upon change of control.

Name	Change of Control Multiple	Estimated Bonus(1)	Value of benefits
Rostislav Raykov, CEO	2 X	$1,030,000	$1,030,000
Robert Andrade, CFO	1.25 X	$448,594	$448,594

(1)	Change of control payments are calculated based on the two-year annualized average salary plus cash bonus as calculated as of December 31, 2020.

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

Equity Grants, Exercises and Holdings

The following table sets forth information concerning the number and value of unexercised options held by each Named Executive Officer as of December 31, 2020. All executive awards, with the exception of those expiring 06/27/2027, 02/06/2028, 04/04/2029 and 05/15/2030, vest and are exercisable immediately. Our current stock option plan provides for grants denominated in US and CAD dollars.

	Number of Options
Name	Granted	Exercisable	Option Exercise Price		Expiration Date
Rostislav Raykov	250,000	-	USD$	6.93	05/15/2030
	150,000	87,500	USD$	4.83	04/04/2029
	100,000	97,222	USD$	8.38	02/06/2028
	100,000	100,000	USD$	5.10	06/27/2027
	150,000	150,000	USD$	2.45	07/05/2026
	25,000	25,000	USD$	2.69	12/31/2024
	83,333	83,333	USD$	1.59	01/24/2024
	16,666	16,666	USD$	0.72	08/23/2023
	50,000	50,000	USD$	1.05	11/20/2022
Robert Andrade	125,000	-	USD$	6.93	05/15/2030
	80,000	46,666	USD$	4.83	04/04/2029
	50,000	48,611	USD$	8.38	02/06/2028
	50,000	50,000	USD$	5.10	06/27/2027
	75,000	75,000	USD$	2.45	07/05/2026
Shubh Goel	25,000	-	USD$	6.93	05/15/2030
	175,000	77,778	USD$	4.74	09/09/2029

Compensation of Directors

Director Compensation Table

The following table summarizes the compensation earned by our non-executive directors for the year ended December 31, 2020.

Name	Fees paid in Cash	Stock Awards	Option Awards(1)(2)	Total
Dr. Islam	85,000	–	150,406	235,406
Mr. Brughera	40.000	–	120,325	160,325
Mr. Haigh	40,000	–	120,325	160,325
Dr. Cook	75,000	–	120,325	195,325
Mr. Rallis	42,500	–	120,325	162,825
Total	$282,500	$–	$631,706	$914,206

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	Detail of option grants are presented in the following table:

Name	Date of Grant	Number of Options Granted	Option Exercise Price $USD
Mr. Rallis	August 13, 2020	20,000	6.17
Mr. Brughera	August 13, 2020	20,000	6.17
Mr. Haigh	August 13, 2020	20,000	6.17
Dr. Islam	August 13, 2020	25,000	6.17
Jodi Cook	August 13, 2020	20,000	6.17
Total		$105,000

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

The following table sets forth information regarding our common shares beneficially owned as of March 29, 2021 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of our outstanding common shares. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person. Except as otherwise indicated below, the address for each listed shareholder is c/o Fennec Pharmaceuticals Inc., 68 TW Alexander Drive, PO Box 13628, Research Triangle Park, North Carolina 27709.

Name	Common shares	Common shares Options Exercisable Within 60 Days	Common shares Purchase Warrants Exercisable Within 60 Days	Total Stock and Stock Based Holdings(1)	% Ownership(1)
Adrian J. Haigh	–	233,579	-	233,579	0.89%
Dr. Khalid Islam	–	313,825	–	313,825	1.19%
Robert Andrade	153,273	380,000	–	682,183	2.02%
Marco Brughera	–	115,545	–	115,545	0.44%
Jodi Cook	-	40,000	-	40,000	0.15%
Chris A. Rallis	–	191,850	–	191,850	0.73%
Shubh Goel	-	200,000	-	200,000	0.76%
Rostislav Raykov	196,578	924,999	–	1,268,819	4.17%
All Officers and Directors as a Group	349,851	2,399,798	–	2,749,649	9.68%
Southpoint Capital Advisors, LP.(2)	4,077,214	–	–	4,077,214	15.68%
Essetifin SpA(3)	3,993,694	–	–	3,993,694	15.36%
Avoro Capital Advisors(4)	1,670,000	-	-	1,670,000	6.42%
Sonic Fund II, LP.(5)	2,495,753	-	-	2,495,753	9.60%

(1)	For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after March 29, 2021. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after February 11, 2020 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 29, 2021, there were 26,002,853 common shares issued and outstanding.
(2)	Southpoint Capital Advisors, LP, 623 Fifth Avenue, Suite 2503, New York, New York 10022. John S. Clark, II holds dispositive power over the shares owned by Southpoint Capital Advisors, LP.
(3)	Essetifin SpA, Via Sudafrica 20, Rome, Italy 00144. Mario Artali holds dispositive power over the shares owned by Essetifin SpA.
(4)	Avoro Capital Advisors, 110 Greene Street, Suite 800, New York, NY 10012. Scott Esptein holds dispositive power over the shares held by Avoro Capital Advisors

(5)	Sonic Fund II, LP, 400 Hobron Lane, Suite 3709, Honolulu, HI 96815. Lawrence Kam holds dispositive power over the shares held by Sonic Fund II, LP.

Equity Compensation Plan Information

The following table provides certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2020.

(share amounts are in thousands):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	2,952	USD $ 4.82	3,549
Total	2,952	–	3,549

*	Our current stock option plan allows for the issuance of stock options denominated in both U.S. dollars and Canadian dollars. At December 31, 2020, there were 3.55 million common shares available for future grants under our current stock option plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

There were no reportable transactions with related parties during the year ended December 31, 2020 in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

Indemnifications Related to Officers and the Board of Directors.

We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications. Presently, we are defending a suit against our board and certain named officers. Management is unable to estimate a dollar value related to the suit, nor can it determine the probability of an outcome either in favour or against the Company. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2020. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

The following presents the aggregate fees for professional services and other services rendered by our independent auditors, Haskell & White LLP in fiscal year 2020 and 2019:

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees(1)	51,600	74,500
Audit-Related Fees(2)	40,000	–
Tax Fees(3)	-	-
All Other Fees(4)	-	2,500
Total	$91,600	$77,000

(1)	Audit Fees include fees for the standard audit work that needs to be performed each year in order to issue an opinion on the consolidated financial statements of the Company. It also includes fees for services that can only be provided by the Company’s auditor such as auditing of non-recurring transactions.
(2)	Audit-Related Fees include fees assurance and related services that are reasonably related to the performance of the audit or review and are traditionally performed by the independent accountant.
(3)	Tax Fees
(4)	All Other Fees include fees for products and services other than Audit Fees, Audit Related Fees and Tax Fees.

The Audit Committee does not have formal pre-approval policies and procedures; however, prior to their engagement by us, the Audit Committee approved all of the services performed by Haskell & White LLP as required by SEC regulation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are included as part of this Annual Report filed on Form 10-K:

1.	Financial Statements – See Index to Financial Statements on page F-1.

2.	All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3.	Exhibits:

Exhibit No.	Description	Location

3.1	Notice of Articles dated August 25, 2011	Exhibit 3.2I to the Form 8-K of the Company filed August 26, 2011

3.2	Articles dated August 25, 2011	Exhibit 3.2II to the Form 8-K of the Company filed August 26, 2011

3.3	Notice of Alteration Dated September 3, 2014	Exhibit 3.1 to the Form 8-K of the Company filed September 9, 2014

10.1	Fennec Amended and Restated Stock Option Plan*	Exhibit 10.1 to the Form 8-K of the Company filed September 29, 2017

10.2	Executive Employment Agreement dated May 3, 2010 by and between Fennec and Rostislav Raykov*	Exhibit 10.28 to the Form 10-Q of the Company filed May 14, 2010

10.3	Form of Independent Director Agreement, dated May 3, 2010	Exhibit 10.31 to the Form 10-Q of the Company filed May 14, 2010

10.7	Executive Employment Agreement dated November 12, 2015 by and between Fennec and Robert Andrade*	Exhibit 10.40 to the Form 10-Q of the Company filed November 12, 2015

10.9	Purchase Agreement, dated May 9, 2016, between Fennec Pharmaceuticals Inc. and Elion Oncology, LLC.	Exhibit 10.42 to the Form 10-Q of the Company filed May 12, 2016

10.10	Loan and Security Agreement dated as of February 1, 2019 by and between Fennec Pharmaceuticals, Inc. and Western Alliance Bank	Exhibit 10.1 to the Form 8-K of the Company filed February 4, 2019

10.11	First Amendment to Loan and Security Agreement dated as of June 25, 2020 by and between Fennec Pharmaceuticals, Inc. and Western Alliance Bank	Exhibit 10.1 to the Form 8-K of the Company filed June 26, 2020

10.12	At The Market Offering Agreement, dated October 30, 2020, between Fennec Pharmaceuticals Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to the Form 8-K of the Company filed October 30, 2020

16.1	Letter Regarding Change in Certifying Accountant	Exhibit 16.1 to the Form 8-K of the Company filed May 17, 2017

21	Subsidiaries	Exhibit 21 to the 10-K of the Company filed February 14, 2020

23.1	Consent of Haskell & White LLP Independent Registered Public Accounting Firm	Filed herewith

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Press Release for Fiscal Year Ended December 31, 2020	Filed herewith

101.1	Interactive Data File	Filed herewith

*	Indicates a management contract or compensatory plan.

**	The Company has received confidential treatment with respect to certain portions of this exhibit. Those portions have been omitted from this exhibit and are filed separately with the U.S. Securities and Exchange Commission.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fennec Pharmaceuticals Inc.

By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director
Date: March 30, 2021

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

Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	March 30, 2021
Rostislav Raykov	(principal executive officer) and Director

/s/ Robert Andrade	Chief Financial Officer	March 30, 2021
Robert Andrade	(principal financial officer and principal accounting officer)

/s/ Adrian J. Haigh	Director	March 30, 2021
Adrian J. Haigh

/s/ Dr. Khalid Islam	Director	March 30, 2021
Dr. Khalid Islam

/s/ Chris A. Rallis	Director	March 30, 2021
Chris A. Rallis

/s/ Marco Brughera	Director	March 30, 2021
Marco Brughera

/s/ Jodi Cook	Director	March 30, 2021
Jodi Cook

FENNEC PHARMACEUTICALS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors and
Fennec Pharmaceuticals Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fennec Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Fair Value of Stock Options – Refer to Note 4 to the Consolidated Financial Statements

Critical Audit Matter Description:

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

▪	Expected dividend yield;

▪	Risk-free interest rate;

▪	Expected share price volatility; and

▪	Expected life of the award.

Given the significant estimates involved in estimating the fair value of stock options, the related audit effort in evaluating management’s estimates in determining the fair value of stock options was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit:

We obtained an understanding over the Company’s process to estimate the fair value of stock options, including how the Company develops each of the estimates required to utilize the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in the Black-Scholes option-pricing model:

▪	We performed a look-back at the Company’s previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.

▪	We compared the Company’s risk-free interest rate used to the comparable United States treasury yield for a term comparable to the stock options’ expected term.

▪	We recalculated the Company’s historical share price volatility for a term comparable to the stock options’ expected term.

▪	We recalculated the expected term of stock options granted to employees and non-employee directors using the simplified method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California

March 30, 2021

Fennec Pharmaceuticals Inc.

Consolidated Balance Sheets

(U.S. dollars and shares in thousands)

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$30,344	$13,650
Prepaid expenses	797	226
Other current assets	276	8
	31,417	13,884
Non-Current assets
Deferred issuance cost	466	326
Deferred issuance cost (amortization)	(466)	(64)
	-	262
Total assets	$31,417	$14,146

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,571	$1,612
Accrued liabilities	776	659
Total current liabilities	2,347	2,271

Total liabilities	2,347	2,271

Commitments and Contingencies (Note 7)

Shareholders' equity:
Common stock, no par value; unlimited shares authorized; 26,003 shares issued and outstanding (2019-19,896)	140,733	106,392
Additional paid-in capital	49,234	48,271
Accumulated deficit	(162,140)	(144,031)
Accumulated other comprehensive income	1,243	1,243
Total shareholders’ equity	29,070	11,875
Total liabilities and shareholders’ equity	$31,417	$14,146

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Operations
(U.S. dollars and shares in thousands, except per share information)

	Year Ended
	December 31,	December 31,
	2020	2019
Revenue
Eniluracil royalty	$170	$-

Operating expenses:
Research and development	5,105	5,607
General and administrative	12,950	7,402

Total operating expenses	18,055	13,009
Loss from operations	(17,885)	(13,009)

Other income/(expense):
Amortization expense	(402)	(64)
Unrealized gain on securities	100	-
Other (loss)/income	(9)	(17)
Interest income	87	315
Total other (expense)/income	(224)	234

Net loss	$(18,109)	$(12,775)

Loss per common share, basic and diluted	$(0.76)	$(0.64)
Weighted-average number of common shares outstanding basic and diluted (Note 3)	23,704	19,896

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Year Ended
	December 31,	December 31,
	2020	2019
Cash flows (used in) provided by:
Operating activities:
Net loss	$(18,109)	$(12,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred issuance costs	402	64
Stock-based compensation - consultants	84	417
Stock-based compensation - employees	2,791	2,665
Changes in operating assets and liabilities:
Prepaid expenses	(163)	(58)
Other assets	(268)	(7)
Accounts payable	(41)	580
Accrued liabilities	(291)	54
Net cash used in operating activities	(15,595)	(9,060)

Financing activities:
Cash paid for issuance costs	(140)	(71)
Issuance of shares, options exercise	462	-
Issuance of shares, net of issuance costs	31,967	-
Net cash provided by/used in financing activities	32,289	(71)

Increase in cash and cash equivalents	16,694	(9,131)
Cash and cash equivalents - Beginning of year	13,650	22,781
Cash and cash equivalents - End of year	$30,344	$13,650

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Non-cash financing (insurance policy)	$408	$-
Non-cash deferred issuance cost (warrant value)	$-	$255

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Shareholders' Equity

(U.S. dollars and shares in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 7)	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2018	19,896	$106,392	$44,934	$(131,256)	$1,243	$21,313
Stock options issued to consultants	-	-	417	-	-	417
Stock options issued to employees	-	-	2,665	-	-	2,665
Warrants issued to consultants	-	-	255	-	-	255
Net loss	-	-	-	(12,775)	-	(12,775)
Balance at December 31, 2019	19,896	$106,392	$48,271	$(144,031)	$1,243	$11,875
Stock options issued to consultants	-	-	84	-	-	84
Stock options issued to employees	-	-	2,791	-	-	2,791
Issuance of securities	5,460	31,967	-	-	-	31,967
Exercise of stock options	647	2,374	(1,912)	-	-	462
Net loss	-	-	-	(18,109)	-	(18,109)
Balance at December 31, 2020	26,003	$140,733	$49,234	$(162,140)	$1,243	$29,070

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

During the year ended December 31, 2020, the Company incurred a loss from operations of $17,885 and still has not earned any significant revenue in its history from the commercial sale of its product candidate. At December 31, 2020 it had an accumulated deficit of $162,140 and had experienced negative cash flows from operating activities in the amount of $15,595 for the year ended December 31, 2020.

On May 5, 2020, the Company announced the completion of an underwritten public offering of 4,800,000 common shares at a public offering price of $6.25 per share. In addition, Fennec issued an additional 660,204 common shares in connection with the partial exercise of the underwriters’ over-allotment option. The approximate total gross proceeds from the offering was $34,100 ($32,189 net of commissions, fees and issue costs).

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

On June 26, 2020, Fennec announced an amendment to the Loan and Security Agreement with Bridge Bank. This amendment provides Fennec with an $18.0 million debt facility comprised of two term loans. Term Loan A consists of $12.5 million to be funded upon NDA approval of PEDMARKTM in the U.S. to be made available upon NDA approval of PEDMARKTM by no later than December 31, 2020 and Term Loan B consists of $5.5 million to be funded upon the occurrence of a revenue event in 2021. The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan A, provided that Term Loan B is funded, and certain conditions are met. The fee in connection with Loan B, can either be 2.13% of the Loan B amount in cash, or the Company can issue a warrant with a value equal to 3.25% of the Loan B amount. On August 6, 2020, the Company paid cash for the extended facility. These statements reflect that fee being settled with cash instead of a warrant. Under Accounting Standards Codification ("ASC") 470-50, Modifications and Extinguishments, the amendment was considered a modification. As such, the Company had been amortizing the loan fee and the value of the warrant over the remainder of the loan term. Following the receipt of the U.S. Food and Drug Administration’s (“FDA”) Complete Response Letter (“CRL”), management decided to fully amortize the remaining portions of the loan fee and the value of the warrants.

On August 10, 2020, the Company received a CRL from the FDA regarding its NDA for PEDMARKTM. According to the CRL, after recent completion of a pre-approval inspection of the manufacturing facility of our drug product manufacturer, the FDA identified deficiencies that are required to be resolved prior to the approval of PEDMARKTM. Importantly, no clinical safety or efficacy issues were identified during the review and there is no requirement for further clinical data. The Company plans to work closely with the third-party drug manufacturer and the FDA to fully address the CRL and plans to resubmit the NDA for PEDMARKTM in the second quarter of 2021.

The Company believes the funds raised in the public offering which closed in May 2020 provide sufficient funding for the Company to carry out its planned activities including potential NDA approval and the commencement of commercialization efforts for at least the next twelve months as it continues its strategic development of PEDMARKTM.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the valuation of stock-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At December 31, 2020, the Company had $30.3 million in cash and money market accounts (2019- $13.7 million). Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

Financial instruments

Financial instruments recognized on the balance sheets at December 31, 2020 and December 31, 2019 consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying values of which, approximate fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading.

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

Common shares and warrants

The Company has 0.04 million warrants with a weighted average strike price of $6.80 outstanding to purchase common shares that were denominated in United States dollars (“USD”).

Revenue

The Company's revenue is generated through sales of intellectual property (“IP”). The Company generates its revenue through one segment and the revenue recognized under each of the Company's arrangements during the current period is described below. The terms of these agreements may contain multiple promised goods or services or optional goods and services, including licenses to product candidates, referred to as exclusive licenses, as well as research and development activities to be performed by the Company on behalf of the collaboration partner related to the licensed product candidates.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Revenue recognition

Revenue is recognized when control of the promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or providing services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

When determining whether the customer has obtained control of the goods or services, the Company considers the point at which the customer may benefit from the goods or services. For sale of IP to, revenue is recognized upon grant or transfer of the IP, as the Company's IP is considered functional in nature.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company's contracts may contain multiple performance obligations if a promise to transfer goods or services is separately identifiable from other promises in a contract and, therefore, is considered distinct. For contracts with multiple performance obligations, the Company determines the standalone selling price of each performance obligation and allocates the total transaction price using the relative selling price basis. The Company recognizes performance obligations based on their nature.

Significant payment terms

The Company’s revenue arrangements include payments to the Company of one or more of the following: a non-refundable, upfront payment; milestone payments and royalties on commercial sales of IP product candidates, if any. To date, the Company has received upfront payments and several milestone payments but has not received any license or option fees or earned royalty revenue as a result of product sales.

Under ASC 606, the Company estimates the amount of consideration to which it will be entitled in exchange for satisfying performance obligations. Based on the Company’s current contracts, variable consideration primarily exists in the following forms: development and regulatory milestones, royalties and sales-based milestones. The Company utilizes the "most likely amount" variable consideration method for estimating development and regulatory milestone consideration to include in the transaction price. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company refers to this as the variable consideration constraint.

Due to the uncertainty associated with the occurrence of the underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of certain initial conditions precedent milestones, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of the ASC 606 transition date and as of December 31, 2020, and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

In accordance with ASC 606, the Company is required to adjust the transaction price for the effects of the time value of money if the timing of payments agreed to by the parties to the contract, explicitly or implicitly, provides the Company or its customer with a significant benefit of financing the transfer of goods or services. The Company concluded that its licensing and collaboration arrangements do not contain a significant financing component because the payment structure of its agreements arise from reasons other than providing a significant benefit of financing.

Contract assets

The Company did not have a contract asset as of December 31, 2020 or 2019.

Contract liabilities

The Company did not have a contract liability as of December 31, 2020 or 2019.

Revenue arrangements

Elion

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In May 2016, Fennec Pharmaceuticals Inc. (Fennec or the “Company”) sold Eniluracil to Elion Oncology, LLC (Elion). The agreement called for $40,000 in cash and 5% royalties to be paid to Fennec for any income derived from the sale of Eniluracil. The agreement was for the sale, not license of IP. In addition, the agreement did not call for any additional good or service beyond the transfer of IP and related assets (e.g. “all information and know-how”, documentation, etc.).

In August 2020, Elion entered into a license agreement with Processa Pharmaceuticals, Inc. (Processa). The license agreement called for equity and cash upon satisfying the “Condition Precedent”, along with development and regulatory milestone payments, Sales Milestone Payments, and Product Royalties. The grant of the license was conditioned upon the “Condition Precedent” which was defined as (i) Processa’s closing of a public offering by October 30, 2020 in which Processa raised at least $15M and (ii) Processa’s shares being listed on NASDAQ. Upon satisfying the “Condition Precedent” Elion was entitled to receive $100,000 in cash and 825,000 in shares of Processa of which the Company is entitled to 5%. In January 2021, the Company received $5,000 in cash and 41,250 restricted shares of Processa common shares.

The agreement between Elion and Processa entitles Elion to the payments outlined in the table below. Fennec would be eligible to receive 5% of the following based on future milestone events:

Milestone Event	Milestone Payment ($)
1st Year Anniversary of Effective Date	100,000 Restricted Shares
2nd Year Anniversary of Effective Date	100,000 Restricted Shares
1st Patient in Dose Confirmation Study	100,000 Restricted Shares
NDA Submission	300,000 Restricted Shares
1st FDA Approval in US	$5,000,000
2nd FDA Approval in US	$3,000,000
1st Regulatory Approval Outside US	$2,000,000
2nd Regulatory Approval Outside US	$2,000,000

The Company notes that the above payments are conditioned upon the “Condition Precedent” and thus even the restricted shares that are due only upon the passage of time are in fact variable. However, once the “Condition Precedent” occurred only the passage of time occur in order for the 1st and 2nd Year Anniversary payments to become due and as such the Company must conclude as of the date the “Condition Precedent” is satisfied that the 1st and 2nd Year Anniversary milestone payments are also probable of coming to fruition and thus should be included in the transaction price during the 4th quarter of 2020 along with the aforementioned “Condition Precedent” payments.

The arrangement with Elion contains consideration that is variable based on the customer’s achievement of certain development and regulatory milestones. The next milestone payment the Company may be entitled to receive is 5,000 restricted shares for 1st patient in Dose Confirmation Study and then another 15,000 restricted shares for the NDA submission. These are considered variable consideration that is fully constrained due to the uncertainty associated with the achievement of the development milestone. The considerations related to royalties (first and second FDA approval in US and first and second regulatory approval outside of US) are also variable consideration that are fully constrained in accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Processa and the Company has a present right to payment.

The Company recognized $0.2 million in revenue associated with the aforementioned cash and shares it became entitled to for the year ended December 31, 2020. Due to the one year lockup provision on the Processa shares, the Company deemed it reasonable to apply a liquidity discount of 20% to the valuation of the shares associated with the achievement of the October 30, 2020 milestone. Shares associated with the one- and two-year anniversary milestones had a 30 and 40% liquidity discount applied to their fair market valuations.

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities within the consolidated statement of operations and comprehensive loss.

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

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Income taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2020, we maintained a full valuation allowance against our deferred tax assets.

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

Loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is computed using the same method, except the weighted average number of common shares outstanding includes convertible debentures, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods. Accordingly, warrants to purchase 0.04 million of our common shares and options to purchase 3.0 million of our common shares at December 31, 2020, were not included in earnings per share. Such options would have an antidilutive effect. In 2019, options to purchase 3.1 million common shares were excluded from the computation of earnings per share as their inclusion would have been antidilutive.

Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures.  The Company adopted this ASU on January 1, 2020. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. We concluded after evaluation that ASU 2018-13 has no significant effect on our consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). In this ASU, the FASB refines the scope of Topic 848 to clarify that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in the ASU are effective immediately for all entities. Entities may choose to apply the amendments retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. The Company chose to apply amendments prospectively and concluded after evaluation that ASU 2021-01 has no significant effect on our consolidated financial statements.

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

	Year Ended
	December 31, 2020	December 31, 2019
Numerator:
Net loss	$(18,109)	$(12,775)

Denominator:
Weighted-average common shares, basic	23,704	19,896
Dilutive effect of stock options	–	–
Dilutive effect of warrants	–	–
Incremental dilutive shares	–	–
Weighted-average common shares, diluted	23,704	19,896
Net loss per share, basic and diluted	$(0.76)	$(0.64)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Options to purchase common shares	2,952	3,088
Warrants to purchase common shares	39	39

4.            Stock options

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of common shares issuable under the stock option plan from a fixed number of 6.7 million to the number of shares that represents twenty-five percent (25%) of the total number of all issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6.5 million of our common shares are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. A summary of the stock option transactions, for both the Canadian and U.S. dollar grants, through the year ended December 31, 2020 is below.

Summary of $CAD Option Activity

Share Prices Reported in $CAD	Number of Options	Range	Weighted Average
	(in thousands)
Outstanding and exercisable at December 31, 2018	648	$2.43	$2.43
Outstanding and exercisable at December 31, 2019	648	$2.43	$2.43
Exercised	(648)	$2.43	$2.43
Outstanding and exercisable at December 31, 2020	-	-	-

Summary of $USD Option Activity

	Number of Options	Range	Weighted Average
	(in thousands)
Outstanding and exercisable at December 31, 2018	1,850	$0.45 – 12.59	$3.80
Granted	590	4.26 – 5.91	4.83
Outstanding and exercisable at December 31, 2019	2,440	$0.45 – 12.59	$3.80
Granted	705	5.91 – 8.09	6.84
Exercised	(193)	1.05 – 5.10	2.39
Outstanding and exercisable at December 31, 2020	2,952	$0.45 – 12.59	$4.82

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Summary of $USD Option Remaining Life

Price in US Dollars	Number Outstanding and Exercisable at December 31, 2020 (in thousands)		Remaining Life (years)
$0.45		11	1.63
$0.54		19	1.38
$0.60		17	1.26
$0.72		50	2.65
$0.96		10	2.60
$1.05		60	2.94
$1.13		50	4.95
$1.23		8	4.87
$1.50		7	0.88
$1.59		90	4.55
$2.11		36	6.00
$2.30		4	4.36
$2.31		275	3.32
$2.35		4	4.59
$2.40		8	2.26
$2.44		49	5.44
$2.45		225	6.98
$2.51		4	4.21
$2.55		4	3.86
$2.69		90	5.07
$2.79		15	5.18
$2.94		3	2.38
$3.10		10	6.26
$3.60		3	3.38
$3.67		35	6.38
$4.26		85	8.47
$4.74		175	8.74
$4.83		244	8.80
$5.10		240	6.76
$5.40		20	8.88
$5.91		50	9.00
$6.17		180	9.62
$6.72		21	6.63
$6.93		435	9.37
$7.40		40	9.42
$8.09		50	9.89
$8.38		210	7.11
$10.10		20	6.88
$10.93		85	7.44
$12.59		10	7.26
	Total	2,952	7.04

Stock compensation expense for the fiscal years ended December 31, 2020 and 2019 was $2.9 million and $3.1 million respectively. These amounts have been included in the general and administrative expenses for the respective periods. The weighted average fair value per share of options granted and or vested during the fiscal years ended December 31, 2020 and 2019 was $6.84 and $4.83, respectively. The intrinsic value (being the difference between the share price at December 31, 2020 and exercise price) of stock options exercisable at December 31, 2020 was $12.0 million. The intrinsic value of options exercised during the fiscal year ended December 31, 2020 was $2.8 million. The fair value of all options vested during the fiscal year ended December 31, 2020 was $2.4 million.

The fair values of options granted in fiscal years ended December 31, 2020 and 2019 were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions for all options with a ten-year expiration:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected dividend	0%	0%
Risk-free interest rate	0.63– 1.90%	1.63– 2.70%
Expected volatility	136 – 148%	125 – 179%
Expected life	10.0 years	4.3 – 10.0 years

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company uses the historical volatility and adjusts for available relevant market information pertaining to the Company’s share price.

Modification of Existing US Dollar Denominated Options

In 2019, the Company modified the terms of all outstanding US denominated options extending the expiration date by a weighted average amount of 2.98 years. The Company recorded option modification expense of approximately $1.34 million in the year ended December 31, 2019, included in the $3.1 million of stock compensation in general and administrative expense, discussed above. Some of the option grants were not fully vested, as a result, the Company will recognize $0.2 million in expense over the next nine quarters. The following table summarizes the effect of the June 18, 2019 transaction:

Exercise Price $USD	Number of Options	Expiration Date	Risk Free Rate	Expected Life (Years)	Volatility	Expense Recognized $USD 6/18/19	Expense Recognized $USD After 6/18/19
0.45	11,111	08/17/2022	2.20%	3.16	71%	475	-
0.54	9,259	05/17/2022	2.04%	2.91	67%	670	-
0.60	8,333	04/04/2022	2.04%	2.80	68%	732	-
0.72	16,666	08/23/2023	2.04%	4.18	125%	20,642	-
0.96	3,063	08/06/2023	2.04%	4.13	126%	6,126	-
1.05	4,762	11/20/2022	2.04%	3.43	73%	1,886	-
1.05	83,333	11/20/2022	2.04%	3.43	73%	18,566	-
1.13	50,000	12/11/2025	1.80%	6.48	130%	33,193	-
1.23	4,062	11/10/2025	1.80%	6.40	131%	5,988	-
1.50	6,666	11/18/2021	2.20%	2.42	66%	2,247	-
1.59	132,954	01/24/2024	1.86%	4.60	122%	139,829	-
2.11	35,545	12/30/2026	1.83%	7.53	133%	12,331	-
2.30	4,346	05/11/2025	1.80%	5.90	127%	5,475	-
2.31	275,324	04/25/2024	1.86%	4.85	123%	404,154	-
2.35	4,254	08/03/2025	1.80%	6.13	133%	5,346	-
2.40	8,332	04/03/2023	2.04%	3.79	130%	13,640	-
2.44	49,180	06/06/2026	1.80%	6.98	136%	19,729	-
2.45	285,000	07/05/2026	1.83%	7.05	136%	114,692	526
2.51	3,984	03/16/2025	1.80%	5.74	127%	5,401	-
2.55	3,920	11/07/2024	1.86%	5.39	124%	5,529	-
2.69	114,000	12/31/2024	1.80%	5.54	125%	164,445	-
2.79	21,790	08/04/2024	1.86%	5.13	125%	35,363	-
2.94	3,400	05/17/2023	2.04%	3.91	129%	6,633	-
3.10	10,000	05/15/2024	1.83%	7.79	132%	3,839	-
3.60	2,778	04/03/2027	1.86%	4.91	123%	5,609	-
3.67	35,000	05/17/2027	1.83%	7.91	133%	14,951	-
4.83	260,000	04/04/2028	1.93%	9.80	153%	5,099	59,074
5.10	250,000	06/27/2027	1.83%	8.02	132%	94,204	26,291
6.72	21,150	08/17/2027	1.83%	8.16	131%	10,298	-
8.38	210,000	02/06/2028	1.83%	8.64	146%	58,434	67,273
10.10	20,000	11/16/2027	1.83%	8.41	137%	12,193	-
10.93	85,000	06/08/2028	1.83%	8.97	149%	51,289	-
12.59	10,000	04/03/2028	1.83%	8.79	147%	6,366	-

	2,110,313					$1,285,374	$153,064

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at December 31, (in thousands)
	Quoted Price in Active Market for Identical Instruments		Significant Other Observable Inputs			Significant Unobservable Inputs
	Level 1		Level 2			Level 3		Total
	2020	2019	2020		2019	2020	2019	2020	2019
Assets
Cash and cash equivalents	678 (1)	347 (1)	29,666		13,303	-	-	30,344	13,650
Processa common shares	-	-	136	(2)	-	-	-		-

(1)	The Company held approximately, $678,000 in cash as of December 31, 2020, of which approximately, $45,000 was in Canadian funds (translated into U.S. dollars). As of December 31, 2019, the Company held approximately $347,000, of which approximately 30,000 was in Canadian funds (translated into U.S. dollars).

(2)	The Company received 41,250 restricted common shares of Processa (PSCA). The share restriction will expire in three tranches: 50%, 25% and 25% at the 6, 9 and 12 month intervals, respectively from October 30, 2020. At October 30, 2020 PSCA shares were trading at $4.11 per share. The Company applied a 20% liquidity discount to the shares and will mark to market at each balance sheet date.

6.             Stockholders’ Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of shares of no-par common shares.

Warrants to Purchase Common Shares

At December 31, 2020, the Company had 39,130 warrants outstanding to purchase common shares at an exercise price of $6.80. The following table summarized our warrant activity.

	Number of Warrants (in thousands)	Range	Weighted Average
Outstanding and exercisable at December 31, 2018	$-	$-	$-
Granted	39	6.80	6.80
Outstanding and exercisable at December 31, 2019	$39	$6.80	$6.80
Granted	-	-	-
Outstanding and exercisable at December 31, 2020	$39	$6.80	$6.80

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

7.             Commitments and Contingencies

Oregon Health & Science University Agreement

On February 20, 2013, Fennec entered into a new exclusive license agreement with OHSU for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including PEDMARKTM and their use in oncology (the "OHSU Agreement"). OHSU will receive certain milestone payments, royalty on net sales for licensed products and a royalty on any consideration received from sublicensing of the licensed technology.

On May 18, 2015, Fennec negotiated an amendment ("Amendment 1") to the OHSU Agreement, which expands Fennec’s exclusive license to include the use of N-acetylcysteine as a standalone therapy and/or in combination with PEDMARKTM for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product.

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

Securities Class Action Suit

Following the U.S. Food and Drug Administration’s (FDA’s) CRL regarding its NDA for PEDMARKTM as described in Note 1, a putative lawsuit was filed against us purportedly on behalf of purchasers of the Company’s securities between December 20, 2018 and August 10, 2020. The lawsuit seeks to recover damages for Fennec investors under federal securities laws. While we believe that the lawsuit is without merit and intend to vigorously defend against it, the lawsuit is in its early stages and no assessment can be made as to its likely outcome or whether the outcome will be material to us. This litigation, and any other securities class actions that may be brought against us, could result in substantial costs and a diversion of our management’s attention and resources.

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary (currently $430,000). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to six months of salary (currently $155,875). In the event of her termination with us other than for cause, we will be obligated to pay Ms. Goel a one-time severance payment equal to three months of salary (currently $90,000).

8.             Subsequent Events

Management has evaluated subsequent events through March 29, 2021, the date the financial statements were available to be issued and has concluded there are no additional events that would require adjustment to our disclosure in the statements.

9.             Income Taxes

The Company operates in both U.S. and Canadian tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows (in thousands except for percentage rates):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Domestic (loss)/gain	$(8,784)	$(9,004)
Foreign loss	(9,283)	(3,734)
Loss before income taxes	(18,067)	(12,738)

Expected statutory rate (recovery)	26.50%	26.50%
Expected provision for (recovery of) income tax	(4,788)	(3,376)
Permanent differences	752	901
Change in valuation allowance	3,737	2,193
Effect of foreign exchange rate differences	-	-
Effect of change in future enacted tax rates	-	-
Tax credits and other adjustments	-	-
Effect of tax rate changes and other	299	282
Provision for income taxes	$-	$-

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Canadian statutory come tax rate of 26.0 percent is comprised of federal income tax at approximately 15.0 percent and provincial income tax at approximately 11.0 percent.

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Future tax assets:
SR&ED expenditures	$2,086	$2,086
Income tax loss carryforwards	26,770	23,182
Non-refundable investment tax credits	1,083	1,121
Share issue costs	139	99
Accrued expenses	-	-
Fixed and intangible assets	1,083	1,083
Reserves	-	-
	31,161	27,572
Less: valuation allowance	(31,147)	(27,572)
Net future tax assets	$14	$-

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Tax Cuts and Jobs Act

On December 22, 2017, the then President of the United States signed into law an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as “the Tax Cuts and Jobs Act or the “TCJA”), which introduced a comprehensive set of tax reforms. The Tax Cuts and Jobs Act significantly revises U.S. tax law by, among other provisions, lowering the Company’s corporate tax rate from 34% to 21% and eliminating or reducing certain income tax deductions.

In December 2017, in accordance with the SEC Staff Accounting Bulletin (“SAB”) 118–Income Tax Accounting Implications of the TCJA, the Company recorded tax effects on a provisional basis based on a reasonable estimate. The TCJA did not have a material impact on the Company's financial statements because its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any offshore earnings from which to record the mandatory transition tax. During 2018, the Company completed its analysis under SAB 118 and no additional tax effects due to rate-remeasurement were required to be recorded.

On March 27, 2020 the US government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company’s history of losses, the CARES Act did not have a material impact on its tax provision.

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term. At December 31, 2020 the Company has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry-forwards and non-refundable investment tax credits. The unclaimed amounts and their expiry dates are as listed below:

	Federal	Province/ State
SR&ED expenditures (no expiry)	$7,872	$-
Income tax loss carryforwards (expiry date):
2021	26	-
2022	233	-
2023	1,588	-
2024	4,849	-
2025	6,143	6,169
2026	13,868	2,716
2027	8,136	4,219
2028	10,509	4,164
2029	8,185	2,116
2030	2,608	670
2031	3,378	789
2032	3,491	651
2033	1,789	655
2034	1,812	617
2035	1,804	941
2036	2,208	1,013
2037	4,641	1,638
2038	5,567	-
2039	5,848	-
2040	5,791	-
No expiration	15,114	15,114
Investment tax credits (expiry date):
2020	52
2021	521
2022	379
2023	169
2024	189
2025	82
2026	86
2027	47