Form 10-Q
period 2021-03-31
FENNEC PHARMACEUTICALS INC.
filed 2021-05-13
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, there were 26,002,853 common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	March 31, 2021	December 31,
	(unaudited)	2020

Assets

Current assets:
Cash and cash equivalents	$26,751	$30,344
Prepaid expenses	619	797
Other current assets	455	276
Total current assets	27,825	31,417

Total assets	$27,825	$31,417

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$2,508	$1,571
Accrued liabilities	384	776
Total current liabilities	2,892	2,347

Commitments and Contingencies (Note 6)

Stockholders' equity:
Common stock, no par value; unlimited shares authorized;
26,003 shares issued and outstanding (2020-26,003)	140,733	140,733
Additional paid-in capital	49,830	49,234
Accumulated deficit	(166,873)	(162,140)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	24,933	29,070
Total liabilities and stockholders’ equity	$27,825	$31,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Revenue	$-	$-

Operating expenses:
Research and development	2,416	1,393
General and administrative	2,507	2,442

Total operating expenses	4,923	3,835
Loss from operations	(4,923)	(3,835)

Other (expense) income:
Unrealized gain on securities	182	-
Other (loss)	(8)	(9)
Amortization expense	-	(17)
Interest income	16	35
Total other income, net	190	9

Net loss	$(4,733)	$(3,826)

Basic net loss per common share	$(0.18)	$(0.19)
Diluted net loss per common share	$(0.18)	$(0.19)
Weighted-average number of common shares outstanding, basic	26,003	19,896
Weighted-average number of common shares outstanding, diluted	26,003	19,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash flows used in:
Operating activities:
Net loss	$(4,733)	$(3,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred issuance cost	-	17
Unrealized gain on securities	(182)	-
Stock-based compensation - employees	587	391
Stock-based compensation - contractors	9	21
Changes in operating assets and liabilities:
Prepaid assets	178	6
Other current assets	3	6
Accounts payable	937	63
Accrued liabilities	(392)	(427)

Net cash used in operating activities	(3,593)	(3,749)

Decrease in cash and cash equivalents	(3,593)	(3,749)
Cash and cash equivalents - Beginning of period	30,344	13,650
Cash and cash equivalents - End of period	$26,751	$9,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2021 and 2020

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number (Note 4)	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2020	26,003	$140,733	$49,234	$(162,140)	$1,243	$29,070
Stock options issued to employees	-	-	587	-	-	587
Stock options issued to contractors	-	-	9	-	-	9
Net loss	-	-	-	(4,733)	-	(4,733)
Balance at March 31, 2021	26,003	$140,733	$49,830	$(166,873)	$1,243	$24,933

Balance at December 31, 2019	19,896	$106,392	$48,271	$(144,031)	$1,243	$11,875
Stock options issued to employees	-	-	391	-	-	391
Stock options issued to contractors	-	-	21	-	-	21
Net loss	-	-	-	(3,826)	-	(3,826)
Balance at March 31, 2020	19,896	$106,392	$48,683	$(147,857)	$1,243	$8,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Nature of Business and Going Concern

Fennec Pharmaceuticals Inc., a British Columbia corporation (“Fennec,” the “Company,” “we,” “us,” or “our”), is a biopharmaceutical company focused on the development of PEDMARKTM (a unique formulation of sodium thiosulfate) for the prevention of platinum-induced ototoxicity in pediatric cancer patients. We have four wholly-owned subsidiaries: Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian company, and Fennec Pharmaceuticals (EU) Limited (“Fennec Limited”), an Ireland company. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

During the three months ended March 31, 2021, the Company incurred a loss from operations of $4,923. At March 31, 2021, the Company had an accumulated deficit of $166,900 million and had experienced negative cash flows from operating activities during the three months ended March 31, 2021 in the amount of $3,593.

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

On February 1, 2019, the Company’s wholly owned subsidiary Fennec Pharmaceuticals, Inc. entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation (“Bridge Bank”), pursuant to which Bridge Bank agreed to loan $12,500 to Fennec Pharmaceuticals, Inc., to be made available upon New Drug Application (“NDA”) approval of PEDMARKTM by the U.S. Food and Drug Administration (“FDA”) no later than September 30, 2020. The Loan and Security Agreement was amended on June 26, 2020 to increase the total potential amount of the loan to $18,000 and to extend the outside date to receive NDA approval of PEDMARKTM to December 31, 2020. In connection with this facility, the Company issued Bridge Bank a warrant to purchase up to 39,000 of the Company’s common shares at an exercise price of $6.80 per share, with an exercise period of ten years from the date of issuance subject to certain early termination conditions. Under Accounting Standards Codification ("ASC") 470-50, Modifications and Extinguishments, the amendment to the facility was considered a modification. As such, the Company had been amortizing the loan fee and the value of the warrant over the remainder of the loan term. Following receipt of the FDA’s Complete Response Letter (“CRL”) in August 2020, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on the Company’s behalf, the Company decided to fully amortize the remaining portions of the loan fee and the value of the warrants. The Loan and Security Agreement expired on December 31, 2020 as a result of the Company not obtaining NDA approval of PEDMARKTM by that date, with no amounts advanced under the facility prior to its termination. The warrant issued to Bridge Bank remains outstanding notwithstanding termination of the facility.

The Company believes the funds raised in its May 2020 public offering provide sufficient funding for the Company to carry out its planned activities, including NDA resubmission and, if approved, the commencement of commercialization efforts, for at least the next twelve months as it continues its strategic development of PEDMARKTM.

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company's accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at March 31, 2021 and to state fairly the results for the periods presented. The most significant estimates utilized during the quarter ended March 31, 2021 included estimates necessary to value grants of stock options to employees and various contractors, disclosed in Note 4.

New accounting pronouncements

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). In this ASU, the FASB refines the scope of Topic 848 to clarify that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in the ASU are effective immediately for all entities. Entities may choose to apply the amendments retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. The Company chose to apply amendments prospectively and concluded after evaluation that ASU 2021-01 has no significant effect on our condensed consolidated financial statements.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2021, the Company had $26,751 in cash, savings and money market accounts ($30,344 at December 31, 2020). At March 31, 2021, the Company held $668 in cash of which $34 (as presented in U.S. dollars) was in Canadian dollars ($45 at December 31, 2020 as presented in U.S. dollars). At March 31, 2021, the Company held $26,083 in money market investments. Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

Financial instruments

Financial instruments recognized on the balance sheets at March 31, 2021 and December 31, 2020 consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying values of which approximate fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Due to the uncertainty associated with the occurrence of the underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of certain initial conditions precedent milestones, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of the ASC 606 transition date and as of March 31, 2021, and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

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

Contract assets

The Company did not have a contract asset as of March 31, 2021 or December 31, 2020.

Contract liabilities

The Company did not have a contract liability as of March 31, 2021 or December 31, 2020.

Revenue arrangements

Elion

In May 2016, the Company sold Eniluracil to Elion Oncology, LLC (“Elion”). The agreement called for $40,000 in cash and 5% royalties to be paid to Fennec for any income derived from the sale of Eniluracil. The agreement was for the sale, not license of IP. In addition, the agreement did not call for any additional good or service beyond the transfer of IP and related assets (e.g. “all information and know-how”, documentation, etc.).

In August 2020, Elion entered into a license agreement with Processa Pharmaceuticals, Inc. (“Processa”). The license agreement called for equity and cash upon satisfying the Condition Precedent, along with development and regulatory milestone payments, Sales Milestone Payments, and Product Royalties. The grant of the license was conditioned upon the “Condition Precedent” which was defined as (i) Processa’s closing of a public offering by October 30, 2020 in which Processa raised at least $15M and (ii) Processa’s shares being listed on NASDAQ. Upon satisfying the Condition Precedent, which occurred in October 2020, Elion was entitled to receive $100,000 in cash and 825,000 in shares of Processa of which the Company is entitled to 5%. As a result, in January 2021, the Company received $5,000 in cash and 41,250 restricted shares of Processa common shares.

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

Since the Condition Precedent was achieved, and only the passage of time must occur in order for the 1st and 2nd Year Anniversary payments to become due, the Company concluded the 1st and 2nd Year Anniversary milestone payments are also probable of coming to fruition and thus were included in the transaction price during the 4th quarter of 2020 along with the aforementioned Condition Precedent payments.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The arrangement with Elion contains consideration that is variable based on the Processa’s achievement of the above referenced development and regulatory milestones. The next milestone payment the Company may be entitled to receive is 5,000 restricted shares for 1st patient in Dose Confirmation Study and then another 15,000 restricted shares for the NDA submission. These are considered variable consideration that is fully constrained due to the uncertainty associated with the achievement of the development milestone. The considerations related to royalties (first and second FDA approval in US and first and second regulatory approval outside of US) are also variable consideration that are fully constrained in accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Processa and the Company has a present right to payment.

The Company recognized $0.2 million in revenue associated with the aforementioned cash and shares it became entitled to for the year ended December 31, 2020. Due to the one year lockup provision on the Processa shares, the Company deemed it reasonable to apply a liquidity discount of 20% to the valuation of the shares associated with the achievement of the Condition Precedent. Shares associated with the one- and two-year anniversary milestones had a 30% and 40% liquidity discount applied to their fair market valuations. Recognizing the passage of time, the Company adjusted its liquidity discount to the original shares of 15% and then 25 and 30% for the one- and two-year anniversary tranches.

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities within the consolidated statement of operations and comprehensive loss. During the quarter ended March 31, 2021, the Company reported $182 in unrealized gain on the fair value of the underlying Processa shares.

3. Loss per Share

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

	Three Months Ended March 31,
	2021	2020
Numerator: Net (loss)	$(4,733)	$(3,826)

Denominator:
Weighted-average common shares, basic	26,003	19,896

Dilutive effect of stock options	-	-
Dilutive effect of warrants	-	-
Incremental dilutive shares	-	-

Weighted-average common shares, dilutive	26,003	19,896

Net (loss) per share, basic and diluted	$(0.18)	$(0.19)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	2,952	3,088
Warrants to purchase common stock	39	39

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

 4.        Stockholders' Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three months ended March 31, 2021 and 2020, there were no warrants issued or exercised. Outstanding warrants have a weighted average life of 7.85 years on March 31, 2021. The following tables detail the Company’s warrant activity for the three months ended March 31, 2021 and 2020, respectively:

Investor Warrants	Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price $USD
Outstanding December 31, 2020	39	6.80
Issued	-	-
Outstanding March 31, 2021	39	6.80
Total	39	6.80

Investor Warrants	Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price $USD
Outstanding December 31, 2019	39	6.80
Issued	-	-
Outstanding March 31, 2020	39	6.80
Total	39	6.80

Stock option plan

Equity Incentive Plan

The Compensation Committee of the Board of Directors administers the Company’s equity incentive plan (the “Plan”). The Compensation Committee designates eligible participants to be included under the Plan and approves the number of options to be granted from time to time under the Plan. Currently, the maximum number of option shares issuable under the Plan, together with the Company’s prior stock option plan, is twenty-five percent (25%) of the total number of issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6,501 shares of common stock are authorized for issuance pursuant to stock options or other equity awards granted under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense from option awards for the three month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Contractor options expense recognized	$9	$21
Employee options expense recognized	587	391
Total option expense recognized	$596	$412

Stock option activity

The following is a summary of option activity for the three months ended March 31, 2021 and 2020 for stock options denominated in U.S. and Canadian dollars. As of August 2020, there were no Canadian denominated options outstanding.

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding December 31, 2020	2,952	$4.82
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2021	2,952	$4.82

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

	Number of	Weighted-Average Exercise
US Denominated Options	Options (thousands)	Price $USD and $CAD
Outstanding December 31, 2019	3,088	$3.59	(1)
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2020	3,088	$3.56	(2)

1.	Figure represents 2,440 US denominated with a weighted average price of $4.05, and 648 $CAD denominated options with a weighted average price of $1.87 translated at $CAD/$USD 0.768174.

2.       Figure represents 2,440 US denominated with a weighted average price of $4.05, and 648 $CAD denominated options with a weighted average price of $1.72 translated at $CAD/$USD 0.70978.

During the three month periods ended March 31, 2021 and 2020, there was no US denominated option activity. Of the 2,952 options granted and outstanding at March 31, 2021, 2,154 are fully vested and exercisable.

5.	Fair Value Measurements

The Company has adopted ASC 820 the Fair Value Measurements and Disclosure Topic of the FASB. This Topic applies to certain assets and liabilities that are being measured and reported on a fair value basis. The Fair value Measurements Topic defines fair value, establishes a framework for measuring fair value in accordance with US GAAP, and expands disclosure about fair value measurements. This Topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Topic requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

	Quoted Price in Active Market for Identical Instruments		Significant Other Observable Inputs		Significant Unobservable Inputs
	Level 1		Level 2		Level 3		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Assets
Cash and cash equivalents	$668(1)	$678(1)	$26,083	$29,666	$-	$-	$26,751	$30,344
Processa common shares	-	-	182(2)		-	-	182	-

(1)	The Company held approximately, $668 in cash as of March 31, 2021, of which approximately, $34 was in Canadian funds (translated into U.S. dollars). As of December 31, 2020, the Company held approximately $347 of which approximately $45 was in Canadian funds (translated into U.S. dollars).

(2)	The Company received 41,250 restricted common shares of Processa (PSCA). The share restriction will expire in three tranches: 50%, 25% and 25% at the 6, 9 and 12 month intervals, respectively from October 30, 2020. At October 30, 2020 Processa shares were trading at $4.11 per share. The Company originally applied a 20%, 30% and 40% liquidity discount to the shares and will mark to market at each balance sheet date.

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

Securities Class Action Suit

Following the FDA’s CRL regarding our NDA for PEDMARKTM as described in Note 1, a putative lawsuit was filed against us purportedly on behalf of purchasers of the Company’s securities between December 20, 2018 and August 10, 2020. The lawsuit seeks to recover damages for Fennec investors under federal securities laws. While we believe that the lawsuit is without merit and intend to vigorously defend against it, the lawsuit is in its early stages and no assessment can be made as to its likely outcome or whether the outcome will be material to us. This litigation, and any other securities class actions that may be brought against us, could result in substantial costs and a diversion of our management’s attention and resources.

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary ($442,900 as of March 31, 2021). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to six months of salary ($160,423 as of March 31, 2021). In the event of her termination with us other than for cause, we will be obligated to pay Ms. Goel a one-time severance payment equal to three months of salary ($92,700 as of March 31, 2021).

Leases

We have an operating lease in Research Triangle Park, North Carolina utilizing small space within a commercial building. The operating lease has payments of $400 per month with no scheduled increases. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due.

On January 23, 2020, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at in Hoboken, New Jersey. Per the terms of the Office Service Agreement, the monthly rent payments are $1,441. The Company was required to pay a security deposit of $2,300, which is the equivalent to two months of rent. The Office Service Agreement commenced on January 27, 2020 and terminates on July 31, 2020, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one months' advance written notice of termination.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and the condensed consolidated financial statements and accompanying notes included elsewhere in this report.

Overview

Product Candidate PEDMARKTM

Our only product candidate in the clinical stage of development is:

•	PEDMARKTM (sodium thiosulfate (STS) anhydrous injection). We have announced results of two Phase 3 clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children, including the pivotal Phase 3 study SIOPEL 6, “A Multicentre Open Label Randomised Phase 3 Trial of the Efficacy of Sodium Thiosulfate in Reducing Ototoxicity in Patients Receiving Cisplatin Chemotherapy for Standard Risk Hepatoblastoma,” and the proof of concept Phase 3 study in collaboration with the Children’s Oncology Group (“COG ACCL0431”) “A Randomized Phase 3 Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children”. COG ACCL0431 final results were published in the Lancet Oncology in 2016. SIOPEL 6 final results were published in the New England Journal of Medicine in June 2018.

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

We initiated our rolling NDA for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors with the FDA in December 2018. We announced that we had submitted full completion of the NDA in February 2020. On April 13, 2020, we announced that the FDA had accepted for filing and granted Priority Review for our NDA. The FDA set a Prescription Drug Fee Act (“PDUFA”) target action date of August 10, 2020 for the completion of the FDA’s review. On August 10, 2020, we announced that we received a CRL from the FDA regarding our NDA for PEDMARKTM, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf. Importantly, no clinical safety or efficacy issues were identified during the review and there is no requirement for further clinical data. In the fourth quarter of 2020, we engaged in a Type A meeting with the FDA concerning the CRL that we believe was constructive and collaborative. We are working closely with our third-party drug manufacturer and the FDA to fully address the CRL, and we plan to resubmit our NDA for PEDMARKTM in the second quarter of 2021.

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

The primary objectives of SIOPEL 6 were:

•	To assess the efficacy of sodium thiosulfate to reduce the hearing impairment caused by cisplatin.
•	To carefully monitor any potential impact of sodium thiosulfate on response to cisplatin and survival.

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

We generated a net loss of approximately $4.7 million for the three months ended March 31, 2021 and a net loss of $3.8 million for the three months ended March 31, 2020. As of March 31, 2021, our accumulated deficit was approximately $166.9 million ($162.1 million at December 31, 2020).

We believe that our cash and cash equivalents as of March 31, 2021, which totaled $26.8 million, will be sufficient to meet our cash requirements through the at least the next twelve months, including anticipated NDA approval and, if approved, the first commercial launch of PEDMARKTM in the United States. Our projections of our capital requirements are subject to substantial uncertainty, and more capital than we currently anticipate may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. We may not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended March 31, 2021 versus three months ended March 31, 2020:

	Three Months		Three Months
	Ended		Ended
In thousands of U.S. Dollars	March 31, 2021%		March 31, 2020%		Change

Revenue	$-		$-		$-

Operating expenses:
Research and development	2,416	49%	1,393	36%	1,023
General and administration	2,507	51%	2,442	64%	65
Total operating expenses	4,923	100%	3,835	100%	1,088

Loss from operations	(4,923)		(3,835)		(1,088)

Unrealized gain on securities	182		-		182
Other loss	(8)		(9)		1
Amortization expense	-		(17)		17
Interest income and other	16		35		(19)
Total other income	190		9		181

Net loss	$(4,733)		$(3,826)		$(907)

Research and development expenses increased by $1,023 for the three months ended March 31, 2021 over the same period in 2020 as the Company’s development activities shifted back to research and development expenses from product launch readiness and pre-commercial development of PEDMARKTM. General and administrative expenses increased by $65 over same period in 2020 with the slight increase mainly driven by additional employees.

The Company holds shares of Processa (PCSA) which are marked to market each balance sheet date and unrealized gains or losses are recognized at that time. The unrealized gain on those shares on March 31, 2021 was $182. Other loss was driven mainly by fluctuations in the Company’s foreign currency transactions and is a non-cash expense. The Company has vendors that transact in Euros, Great British Pounds and Canadian Dollars. There was an decrease of $1 in other gain/(loss) for the three months ended March 31, 2021 over the same period in 2020. Amortization expense is also a non-cash expense and relates to amortization of the deferred issuance cost of the loan facilities with Bridge Bank. Amortization expense decreased by $17 for the three months ended March 31, 2021 over the same period in 2020 due to the deferred issuance cost of the loan facility being fully expensed in the fourth quarter of 2020. Interest income was $19 lower for the three months ended March 31, 2020 over the same period in 2020. This was driven mainly by a sharp decrease in interest rates for the three months ended March 31, 2021 over the same period in 2020 despite the higher average cash balance in 2021.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through March 31, 2021, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

Period	Net (Loss)/Income for the Period	Basic Net (Loss)/Income per Common Share	Diluted Net (Loss)/Income per Common Share
June 30, 2019	$(4,730)	$(0.24)	$(0.24)
September 30, 2019	(1,809)	(0.09)	(0.09)
December 31, 2019	(3,610)	(0.18)	(0.18)
March 31, 2020	(3,826)	(0.19)	(0.19)
June 30, 2020	(4,845)	(0.21)	(0.21)
September 30, 2020	(6,200)	(0.24)	(0.24)
December 31, 2020	(3,238)	(0.13)	(0.13)
March 31, 2021	(4,733)	(0.18)	(0.18)

Liquidity and Capital Resources

U.S. Dollars in thousands
Selected Asset and Liability Data:	March 31, 2021	December 31, 2020
Cash and cash equivalents	$26,751	$30,344
Other current assets	1,074	1,073
Current liabilities	2,892	2,347
Working capital(1)	24,933	29,070
(1) [Current assets – current liabilities]
Selected equity:
Common stock	190,563	189,967
Accumulated deficit	(166,873)	(162,140)
Stockholders’ equity	24,933	29,070

Cash and cash equivalents were $26,751 at March 31, 2021 and $30,344 at December 31, 2020. The decrease in cash and cash equivalents between March 31, 2021 and December 31, 2020 is the result of expenses related to the development and preparation of NDA resubmission of PEDMARKTM and general and administrative expenses. The minimal increase in other current assets between March 31, 2021 and December 31, 2020 relates to the increase in the valuation of the Company’s holdings of Processa shares, the pre-payment of annual Nasdaq listing fee, offset by the decrease in value of the deferred asset related to the financing of the Company’s Director’s and Officer’s Insurance.

Current liabilities increased primarily due to manufacturing and pre-commercialization activities associated with PEDMARKTM and related regulatory expenses. The Company also had payables balances for legal and other professional services related to our ongoing shareholder class action lawsuit.

Working capital decreased between December 31, 2020 and March 31, 2021 by $4.1 million. The decrease was almost entirely due to the increase in current liabilities and cash expenditures during the quarter ended March 31, 2021. The Company expects modest increases in cash outflows as it prepares for resubmission of its NDA and increased commercial readiness activities upon resubmission.

The following table illustrates a summary of cash flow data for the three month periods of March 31, 2021 and 2020:

U.S. Dollar in thousands Selected cash flow data:	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$ (3,593)	$ (3,749)
Net cash provided by investing activities	-	-
Net cash used in financing activities	-	-
Decrease in cash and cash equivalents	$ (3,593)	$ (3,749)

Net cash used in operating activities for the three months ended March 31, 2021 primarily reflected a net loss of $4,733. This loss was adjusted for the add back of non-cash items consisting of $596 in stock-based compensation expense less $182 in unrealized gain on securities, and a net change in prepaid and other assets of minus $181,coupled with a net increase in current liabilities of $545. Cash flows from operating activities were $3,593. Net cash used in operating activities for the three months ended March 31, 2020 primarily reflected a net loss of $3,826. This loss was adjusted for the add back of non-cash items consisting of $412 in stock-based compensation expense and $17 in amortization expense, and a net change in prepaid and other assets of $12, coupled with a net decrease in current liabilities of $364. Cash flows from operating activities were $3,749.

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

Outstanding Share Information

Our outstanding share data for our Company as of March 31, 2021 and December 31, 2020 was as follows (in thousands):

	March 31, 2021	December 31, 2020	Change
Common shares	26,003	26,003	-
Warrants	39	39	-
Stock options	2,952	2,952	-
Total	28,994	28,994	-

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

Research and development expenses for the three months ended March 31, 2021 and 2020 were $2,416 and $1,393, respectively. We have increased our research and development expenses related to PEDMARKTM as our efforts have shifted to pre-commercialization with continued regulatory expenses associated with the resubmission of our NDA for PEDMARKTM.

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

Our accounting policies are materially consistent with those presented in our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

At March 31, 2021, we had $26,083 in money market investments and savings accounts as compared to $29,666 at December 31, 2020; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At March 31, 2021, we held approximately $43 thousand Canadian dollars ($34 thousand as presented to U.S. dollars). At December 31, 2020, we held approximately $58 thousand Canadian dollars ($45 thousand as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)                 Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

On September 2, 2020, a putative class action lawsuit, Chapman v. Fennec Pharmaceuticals Inc., was filed against us, our Chief Executive Officer, Rostislav Raykov, and our Chief Financial Officer, Robert Andrade, in the United States District Court for the Middle District of North Carolina. The complaint alleged that prior to our August 10, 2020 receipt of a CRL from the FDA concerning our NDA for PEDMARKTM, we made materially false or misleading statements and failed to disclose material facts about the status of our PEDMARKTM manufacturing facility, its compliance with current good manufacturing practices, and the impact its status and compliance would have on regulatory approval for PEDMARKTM .. On December 3, 2020, the court appointed a lead plaintiff to represent the putative class. On February 1, 2021, the lead plaintiff filed an amended complaint. The amended complaint added members of our board of directors as defendants, asserts a putative class period from December 10, 2018 through August 10, 2020, makes allegations similar to those in the original complaint, and claims the defendants violated Section 10(b) of the Securities Exchange Act of 1934. On March 3, 2021, defendants filed a motion to dismiss the amended complaint. On April 2, 2021, plaintiffs filed an opposition to the motion. On April 16, 2021, defendants filed a reply brief in support of the motion. The court has not scheduled argument or issued an order on the motion.

We believe that the suit is without merit and intend to defend it vigorously. We cannot predict the outcome of this suit. Failure by us to obtain a favorable resolution of the suit could have a material adverse effect on our business, results of operations and financial condition. We have not recorded a liability as of March 31, 2021, because we believe a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, Item 1A – Risk Factors.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2021 (filed herewith).

101.1	Interactive Data File

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: May 13, 2021	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 13, 2021	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)

