Form 10-Q
period 2021-06-30
FENNEC PHARMACEUTICALS INC.
filed 2021-08-10
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Registrant’s Telephone Number, Including Area Code: (919) 636-4530

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

Large Accelerated Filer	◻	Accelerated Filer	◻
Non-Accelerated Filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ⌧

As of August 9, 2021, there were 26,006,853 common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	June 30, 2021	December 31,
	(Unaudited)	2020

Assets
Current assets
Cash and cash equivalents	$27,293	$30,344
Prepaid expenses	409	797
Other current assets	372	276
	28,074	31,417
Non-current assets
Deferred issuance cost	507	466
Deferred issuance cost (amortization)	(466)	(466)
	41	—
Total assets	$28,115	$31,417

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$677	$1,571
Accrued liabilities	171	776
Total current liabilities	848	2,347

Long term liabilities
Term loan	5,000	—
Debt discount	(14)	—
Total long term liabilities	4,986	—

Total liabilities	5,834	2,347

Commitments and Contingencies (Note 6)

Shareholders’ equity:
Common stock, no par value; unlimited shares authorized; 26,007 shares issued and outstanding (2020 ‑26,003)	140,780	140,733
Additional paid-in capital	51,132	49,234
Accumulated deficit	(170,874)	(162,140)
Accumulated other comprehensive income	1,243	1,243
Total shareholders’ equity	22,281	29,070
Total liabilities and shareholders’ equity	$28,115	$31,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	800	1,121	3,216	2,514
General and administrative	3,120	3,724	5,627	6,166

Loss from operations	(3,920)	(4,845)	(8,843)	(8,680)

Other income/(expense):
Other income/(loss)	—	13	(8)	4
Amortization expense	—	(30)	—	(47)
Unrealized (loss)/gain on securities	(84)	—	98	—
Interest income	12	17	28	52
Interest expense	(9)	—	(9)	—
Total other (expense)/income	(81)	—	109	9

Net loss	$(4,001)	$(4,845)	$(8,734)	$(8,671)

Basic net loss per common share	$(0.15)	$(0.21)	$(0.34)	$(0.40)
Diluted net loss per common share	$(0.15)	$(0.21)	$(0.34)	$(0.40)
Weighted-average number of common shares outstanding basic	26,003	23,393	26,003	21,635
Weighted-average number of common shares outstanding diluted	26,003	23,393	26,003	21,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Cash flows (used in) provided by:
Operating activities:
Net loss	$(4,001)	$(4,845)	$(8,734)	$(8,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred issuance costs	—	30	—	47
Unrealized loss/(gain) on securities	84	—	(98)	—
Stock-based compensation - consultants	—	21	9	42
Stock-based compensation - employees	1,326	522	1,913	913
Changes in operating assets and liabilities:
Prepaid expenses	210	54	388	60
Other assets	(1)	(2)	2	4
Accounts payable	(1,831)	1,080	(894)	1,143
Accrued liabilities	(213)	24	(605)	(403)
Net cash used in operating activities	(4,426)	(3,116)	(8,019)	(6,865)

Financing activities:
Issuance of shares, options exercise	24	—	24	—
Issuance of shares, net of issuance costs	—	31,967	—	31,967
Long-term debt	5,000	—	5,000	—
Debt discount	(14)	—	(14)	—
Capitalized deferred issuance costs	(42)	(23)	(42)	(23)
Net cash provided by financing activities	4,968	31,944	4,968	31,944

Increase/(decrease) in cash and cash equivalents	542	28,828	(3,051)	25,079
Cash and cash equivalents - Beginning of period	26,751	9,901	30,344	13,650
Cash and cash equivalents - End of period	$27,293	$38,729	$27,293	$38,729

Non-cash investing and financing activities:
Deferred issuance cost (warrant value)	$—	$179	$—	$179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2020	26,003	$140,733	$49,234	$(162,140)	$1,243	$29,070
Stock options issued to employees	—	—	587	—	—	587
Stock options issued to contractors	—	—	9	—	—	9
Net loss	—	—	—	(4,733)	—	(4,733)
Balance at March 31, 2021	26,003	$140,733	$49,830	$(166,873)	$1,243	$24,933
Stock options issued to employees	—	—	1,326	—	—	1,326
Stock options issued to contractors	—	—	—	—	—	—
Exercise of options	4	47	(24)	—	—	23
Net loss	—	—	—	(4,001)	—	(4,001)
Balance at June 30, 2021	26,007	$140,780	$51,132	$(170,874)	$1,243	$22,281

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	19,896	$106,392	$48,271	$(144,031)	$1,243	$11,875
Stock options issued to employees	—	—	391	—	—	391
Stock options issued to contractors	—	—	21	—	—	21
Net loss	—	—	—	(3,826)	—	(3,826)
Balance at March 31, 2020	19,896	$106,392	$48,683	$(147,857)	$1,243	$8,461
Stock options issued to employees	—	—	522	—	—	522
Stock options issued to contractors	—	—	21	—	—	21
Issuance of securities	5,460	31,967	—	—	—	31,967
Net loss	—	—	—	(4,845)	—	(4,845)
Balance at June 30, 2020	25,356	$138,359	$49,226	$(152,702)	$1,243	$36,126

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) that are applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

During the three and six months ended June 30, 2021, the Company incurred a loss from operations of $3,920 and $8,843, respectively. At June 30, 2021, the Company had an accumulated deficit of $170,900 and had experienced negative cash flows from operating activities during the three and six months ended June 30, 2021 in the amounts of $4,426 and $8,019, respectively.

On May 5, 2020, the Company announced the completion of an underwritten public offering of 4,800 common shares at a public offering price of $6.25 per share. In addition, Fennec issued an additional 660 common shares in connection with the partial exercise of the underwriters’ over-allotment option. The approximate total gross proceeds from the offering were $34,100 ($31,967 net of commissions, fees and issue costs).

On February 1, 2019, the Company’s wholly owned subsidiary Fennec Pharmaceuticals, Inc. entered into a Loan and Security Agreement (the “Bridge Bank Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation (“Bridge Bank”), pursuant to which Bridge Bank agreed to loan $12,500 to Fennec Pharmaceuticals, Inc., to be made available upon New Drug Application (“NDA”) approval of PEDMARKTM by  the U.S. Food and Drug Administration (“FDA”) no later than September 30, 2020. The Bridge Bank Loan and Security Agreement was amended on June 26, 2020 to increase the total potential amount of the loan to $18,000 and to extend the outside date to receive NDA approval of PEDMARKTM to December 31, 2020. In connection with this facility, the Company issued Bridge Bank a warrant to purchase up to 39 of the Company’s common shares at an exercise price of $6.80 per share, with an exercise period of ten years from the date of issuance subject to certain early termination conditions. Under Accounting Standards Codification (“ASC”) 470-50, Modifications and Extinguishments, the amendment to the facility was considered a modification. As such, the Company had been amortizing the loan fee and the value of the warrant over the remainder of the loan term. Following receipt of the FDA’s Complete Response Letter (“CRL”) in August 2020, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on the Company’s behalf, the Company decided to fully amortize the remaining portions of the loan fee and the value of the warrants. The warrant issued to Bridge Bank remains outstanding notwithstanding termination of the facility.

On June 24, 2021, the Company announced it had negotiated a second amendment to the Bridge Bank Loan and Security Agreement. This amendment provides Fennec with a $20,000 debt facility comprised of three term loans.  Term Loan A consists of $5,000, which was funded upon closing. Term Loan B consists of $7,500 to be funded upon NDA approval of PEDMARKTM in the U.S.  Term Loan C consists of $7,500 to be funded upon the occurrence the Company achieving consolidated trailing six-month revenues of $11 million on or before December 31, 2022.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan B, provided that Term Loan C is funded, and certain conditions are met.  The Company intends to use the proceeds from the loans to provide working capital for commercial readiness activities prior to NDA approval as well as commercialization activities for PEDMARK, if approved.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company believes the funds raised in its May 2020 public offering, along with the funds from the Bridge Bank Loan and Security Agreement, provide sufficient funding for the Company to carry out its planned activities, including NDA resubmission and, if approved, the commencement of commercialization efforts, for at least the next twelve months as it continues its strategic development of PEDMARKTM.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.    Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at June 30, 2021 and to state fairly the results for the periods presented. The most significant estimates utilized during the three and six months ended June 30, 2021 included estimates necessary to value grants of stock options to employees and various contractors, disclosed in Note 4.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

New accounting pronouncements

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). In this ASU, the FASB refines the scope of Topic 848 to clarify that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in the ASU are effective immediately for all entities. Entities may choose to apply the amendments retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. The Company chose to apply amendments prospectively and concluded after evaluation that ASU 2021-01 has no significant effect on its condensed consolidated financial statements.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2021, the Company had $27,293 in cash, savings and money market accounts ($30,344 at December 31, 2020). At June 30, 2021, the Company held $398 in cash of which $6 (as presented in U.S. dollars) was in Canadian dollars ($45 at December 31, 2020 as presented in U.S. dollars). At June 30, 2021, the Company held $26,895 in money market investments. Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial instruments

Financial instruments recognized on the balance sheets at June 30, 2021 and December 31, 2020 consist of cash and cash equivalents, accounts payable, accrued liabilities and long term debt, the carrying values of which approximate fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading.

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

Revenue

The Company’s revenue has generated through sales of intellectual property (“IP”). For the periods presented, there is no revenue. For periods when the Company has generated its revenue through one segment and the revenue recognized under each of the Company’s arrangements during those periods is described below. The terms of these agreements may contain multiple promised goods or services or optional goods and services, including licenses to product candidates, referred to as exclusive licenses, as well as research and development activities to be performed by the Company on behalf of the collaboration partner related to the licensed product candidates.

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

When determining whether the customer has obtained control of the goods or services, the Company considers the point at which the customer may benefit from the goods or services. For sale of IP to, revenue is recognized upon grant or transfer of the IP, as the Company’s IP is considered functional in nature.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts may contain multiple performance obligations if a promise to transfer goods or services is separately identifiable from other promises in a contract and, therefore, is considered distinct. For contracts with multiple performance obligations, the Company determines the standalone selling price of each performance obligation and allocates the total transaction price using the relative selling price basis. The Company recognizes performance obligations based on their nature.

Significant payment terms

The Company’s revenue arrangements may include payments to the Company of one or more of the following: a non-refundable, upfront payment; milestone payments and royalties on commercial sales of IP product candidates, if any. To date, the Company has received upfront payments and several milestone payments but has not received any license or option fees or earned royalty revenue as a result of product sales.

The Company estimates the amount of consideration to which it will be entitled in exchange for satisfying performance obligations. Based on the Company’s current contracts, variable consideration primarily exists in the following forms: development and regulatory milestones, royalties and sales-based milestones. The Company utilizes the “most likely amount” variable consideration method for estimating development and regulatory milestone consideration to include in the transaction price. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company refers to this as the variable consideration constraint.

Due to the uncertainty associated with the occurrence of any underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of certain initial conditions precedent milestones, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of June 30, 2021, and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

The Company adjusts the transaction price for the effects of the time value of money if the timing of payments agreed to by the parties to the contract, explicitly or implicitly, provides the Company or its customer with a significant benefit of financing the transfer of goods or services. In relation to the royalties from the sale of Eniluracil to Elion, the Company concluded that its licensing and collaboration arrangements do not contain a significant financing component because the payment structure of its agreements arise from reasons other than providing a significant benefit of financing.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Contract assets

The Company did not have any contract assets as of June 30, 2021 or December 31, 2020.

Contract liabilities

The Company did not have any contract liabilities as of June 30, 2021 or December 31, 2020.

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

In August 2020, Elion entered into a license agreement with Processa Pharmaceuticals, Inc. (“Processa”). The license agreement called for equity and cash upon satisfying the Condition Precedent, along with development and regulatory milestone payments, Sales Milestone Payments, and Product Royalties. The grant of the license was conditioned upon the “Condition Precedent” which was defined as (i) Processa’s closing of a public offering by October 30, 2020 in which Processa raised at least $15,000 and (ii) Processa’s shares being listed on NASDAQ. Upon satisfying the Condition Precedent, which occurred in October 2020, Elion was entitled to receive $100 in cash and 825 in shares of Processa of which the Company is entitled to 5%. As a result, in January 2021, the Company received $5 in cash and 41 restricted shares of Processa common shares. The event which triggered the receipt of cash and shares occurred in October of 2020. The revenue for this event was recognized in Q4 of 2020.

The agreement between Elion and Processa entitles Elion to the payments outlined in the table below. Fennec would be eligible to receive 5% of the following based on future milestone events:

Milestone Event	Milestone Payment ($)
1st Year Anniversary of Effective Date	100 Restricted Shares
2nd Year Anniversary of Effective Date	100 Restricted Shares
1st Patient in Dose Confirmation Study	100 Restricted Shares
NDA Submission	300 Restricted Shares
1st FDA Approval in US	$5,000
2nd FDA Approval in US	$3,000
1st Regulatory Approval Outside US	$2,000
2nd Regulatory Approval Outside US	$2,000

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

The arrangement with Elion contains consideration that is variable based on the Processa’s achievement of the above referenced development and regulatory milestones. The next milestone payment the Company may be entitled to receive is 5 restricted shares for 1st patient in Dose Confirmation Study and then another 15 restricted shares for the NDA submission. These are considered variable consideration that is fully constrained due to the uncertainty associated with the achievement of the development milestone. The considerations related to royalties (first and second FDA approval in US and first and second regulatory approval outside of US) are also variable consideration that are fully constrained in

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Processa and the Company has a present right to payment.

The Company recognized $200 in revenue associated with the aforementioned cash and shares it became entitled to for the year ended December 31, 2020. Due to the one year lockup provision on the Processa shares, the Company deemed it reasonable to apply a liquidity discount of 20% to the valuation of the shares associated with the achievement of the Condition Precedent. Shares associated with the one- and two-year anniversary milestones had a 30% and 40% liquidity discount applied to their fair market valuations. Recognizing the passage of time, the Company adjusted its liquidity discount to the original shares of 10% and then 25 and 30% for the one- and two-year anniversary tranches.

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities within the consolidated statement of operations and comprehensive loss. During the quarter ended June 30, 2021, the Company reported $84 in unrealized loss on the fair value of the underlying Processa shares. There is a total unrealized gain on the Processa shares of $98 for the six months ended June 30, 2021..

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(4,001)	$(4,845)	$(8,734)	$(8,671)

Denominator:
Weighted-average common shares, basic	26,003	23,393	26,003	21,635
Dilutive effect of stock options	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Incremental dilutive shares	—	—	—	—
Weighted-average common shares, diluted	26,003	23,393	26,003	21,635
Net loss per share, basic and diluted	$(0.15)	$(0.21)	$(0.34)	$(0.40)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common shares	3,653	3,653	3,653	3,563
Warrants to purchase common shares	39	39	39	39

4.    Stockholders’ Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Warrants to Purchase Common Stock

During the three and six-months ended June 30, 2021 and 2020, there were no warrants issued or exercised. Outstanding warrants have a weighted average life of 7.60 years on June 30, 2021. The following tables detail the Company’s warrant activity for the three and six months ended June 30, 2021 and 2020, respectively:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price $USD
Outstanding December 31, 2020	39	6.80
Issued	—	—
Outstanding March 31, 2021	39	6.80
Issued	—	—
Outstanding June 30, 2021	39	6.80
Total	39	6.80

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price $USD
Outstanding December 31, 2019	39	6.80
Issued	—	—
Outstanding March 31, 2020	39	6.80
Issued	—	—
Outstanding June 30, 2020	39	6.80
Total	39	6.80

Stock option plan

Equity Incentive Plan

The Compensation Committee of the Board of Directors administers the Company’s equity incentive plan (the “Plan”). The Compensation Committee designates eligible participants to be included under the Plan and approves the number of equity instruments to be granted from time to time under the Plan. Currently, the maximum number of equity instruments issuable under the Plan, together with the Company’s prior stock option plan, is twenty-five percent (25%) of the total number of issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6,502 shares of common stock are authorized for issuance pursuant to stock options or other equity awards granted under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense from equity awards for the three and six months period ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractor options expense recognized	$—	$21	$9	$42
Employee options expense recognized	1,326	522	1,913	913
Total option expense recognized	$1,326	$543	$1,922	$955

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock option activity

The following is a summary of option activity for the three and six months ended June 30, 2021, and 2020 for stock options denominated in U.S dollars. As of August 2020, there were no Canadian denominated options outstanding.

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding at December 31, 2020	2,952	$4.82
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2021	2,952	$4.82
Granted	755	7.52
Exercised	(4)	5.91
Forfeited	(50)	8.09
Outstanding at June 30, 2021	3,653	$5.34

During the three month period ended June 30, 2021, there were 755 US denominated options issued, 50 US denominated options forfeited and 4 US denominated options exercised. The exercise resulted in a cash inflow of $24. Of the 3,653 US denominated options granted and outstanding at June 30, 2021, 2,479 are fully vested and exercisable.

The following is a summary of option activity for each of the quarterly periods in fiscal year 2020 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
CAD Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding at December 31, 2019	648	$2.43
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2020	648	$2.43
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2020	648	$2.43

The value of options issued was estimated using the Black-Scholes option pricing model using the following assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award.

Valuation Assumptions
Black-Scholes Model Assumptions	June 30, 2021
Expected dividend	0.00%
Risk free rate	1.49 - 1.62%
Expected volatility	122%
Expected life	10 years

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Restricted Share Units Activity

The Company’s Equity Incentive Plan allows for the issuance of restricted share units (“RSU’s”). The following is a summary of RSU activity for the three and six months ended June 30, 2021, for RSU’s denominated in U.S. dollars. Prior to June 2021, there was no activity involving RSU’s. Of the 55 RSU’s granted and outstanding, 0 are vested. All RSU’s vest over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month.

Number of Restricted
US Denominated RSU's	Share Units (thousands)
Outstanding at December 31, 2020	—
Granted	—
Outstanding at March 31, 2021	—
Granted	55
Outstanding at June 30, 2021	55

The value of RSU’s issued was estimated using the share price on the date of the grant multiplied by the number of shares granted. The company then applies a liquidity discount to the value to recognize the passage of time over the vesting period.

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

	Fair Value Measurement at June 30, 2021 and December 31, 2020
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other			Significant
	Instruments				Observable Inputs			Unobservable Inputs
	Level 1				Level 2			Level 3		Total
	2021		2020		2021		2020	2021	2020	2021	2020
Assets
Cash and cash equivalents	398	(1)	678	(1)	26,895		29,666	—	—	27,293	30,344
Processa common shares	—		—		327	(2)	136	—	—	327	136
(1)

The Company held approximately $398 in cash as of June 30, 2021,  of which approximately $6 was in Canadian funds (translated into U.S. dollars). As of December 31, 2020, the Company held approximately $678 in cash of which approximately $45 was in Canadian funds (translated into U.S. dollars).

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

(2)

The Company received 41 restricted common shares of Processa (PSCA). The share restriction will expire in three tranches: 50%, 25% and 25% at the 6, 9 and 12 month intervals, respectively from October 30, 2020. At October 30, 2020 Processa shares were trading at $4.11 per share. The Company originally applied a 20%, 30% and 40% liquidity discount to the shares and will mark to market at each balance sheet date.

6.    Commitments and Contingencies

Oregon Health & Science University Agreement

On February 20, 2013, Fennec entered into a new exclusive license agreement with Oregon Health & Science University (“OHSU”) for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including PEDMARKTM, and their use in oncology (the “OHSU Agreement”). OHSU will receive certain milestone payments, royalty on net sales for licensed products and a royalty on any consideration received from sublicensing of the licensed technology.

On May 18, 2015, Fennec negotiated an amendment (“Amendment 1”) to the OHSU Agreement, which expands Fennec’s exclusive license to include the use of N-acetylcysteine as a standalone therapy and/or in combination with sodium thiosulfate for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product.

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

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary ($442 as of June 30, 2021). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to six months of salary ($160 as of June 30, 2021). In the event of her termination with us other than for cause, we will be obligated to pay Ms. Goel a one-time severance payment equal to three months of salary ($92 as of June 30,2021).

Leases

We have an operating lease in Research Triangle Park, North Carolina utilizing small space within a commercial building. The operating lease has payments of $0.4 per month with no scheduled increases. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

On January 23, 2020, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at in Hoboken, New Jersey. Per the terms of the Office Service Agreement, the monthly rent payments are $1. The Company was required to pay a security deposit of $2, which is the equivalent to two months of rent. The Office Service Agreement commenced on January 27, 2020, and terminates on July 31, 2020, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one months’ advance written notice of termination.

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

7.    Term Loans

On June 24, 2021, the Company announced it had negotiated a second amendment to the Bridge Bank Loan and Security Agreement with Bridge Bank. This amendment provides Fennec with a $20,000 debt facility comprised of three term loans.  Term Loan A consists of $5,000, which was funded upon closing. Term Loan B consists of $7,500 to be funded upon New Drug Application (NDA) approval of PEDMARKTM in the U.S.  Term Loan C consists of $7,500 million to be funded upon the occurrence the Company achieving consolidated trailing six-month revenues of $11,000 on or before December 31, 2022.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan B, provided that Term Loan C is funded, and certain conditions are met.  The Company intends to use the proceeds from the loans to provide working capital for commercial readiness activities prior to NDA approval as well as commercialization activities for PEDMARK, if approved.

On June 24, 2021, the Company drew $5,000 from Term Loan A. The Bridge Bank Term Loan A matures on July 1, 2025. Payments are for interest only through February 1, 2023. The Company shall make equal monthly payments of principal, together with applicable interest, following the interest only period until the maturity date. Interest shall accrue on the outstanding balance at a rate of 1% above prime as published by the Wall Street Journal on the first day of each month. The Company is obligated to maintain a cash balance greater or equal to three times its monthly cash burn as calculated on the last date of the immediately preceding month.

Aggregate annual payments due on Term Loan A as of June 30, 2021 are as follows (in thousands):

Years Ending December 31,	Amount
2021	$—
2022	—
2023	1,833
2024	2,000
2025	1,167
Total future payments	5,000
Less: unamortized debt discount	(14)
Total term loan, net of debt discount	$4,986

In the event of default or change of control, all unpaid principal and all accrued and unpaid interest amounts (if any) become immediately due and payable including the prepayment fee. Events of default include, but are not limited to, a

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

payment default, a material adverse change, and insolvency. The Term Loan is secured by all of the Company’s assets, including all capital stock held by the Company.

Debt issuance costs amounting to $55 securing access to Term Loans A, B and C were paid in cash to Bridge Bank. This amount was capitalized and is being amortized over the access period of the Term Loans. Upon drawing Term Loan A, the Company recorded a debt discount of $14, reducing the capitalized amount by the same amount. The debt discount is being amortized over the life of Term Loan A.

The following table summarizes the Company’s term loans (in thousands):

	June 30,	December 31,
	2021	2020
Principal of term loan	$5,000	$—
Unamortized debt discount	(14)	—
Total term Loan	4,986	—
Less: term loan, current	—	—
Term loan noncurrent	$4,986	$—

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

Overview

Product Candidate PEDMARKTM

Our only product candidate in the clinical stage of development is:

●	PEDMARKTM (a unique formulation of sodium thiosulfate (STS)) for the prevention of ototoxicity induced by cisplatin chemotherapy in patients one month to <18 years of age with localized, non-metastatic, solid tumors. We have announced results of two Phase 3 clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children, including the pivotal Phase 3 study SIOPEL 6, “A Multicentre Open Label Randomised Phase 3 Trial of the Efficacy of Sodium Thiosulfate in Reducing Ototoxicity in Patients Receiving Cisplatin Chemotherapy for Standard Risk Hepatoblastoma,” and the proof of concept Phase 3 study in collaboration with the Children’s Oncology Group (“COG ACCL0431”) “A Randomized Phase 3 Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children”. COG ACCL0431 final results were published in the Lancet Oncology in 2016. SIOPEL 6 final results were published in the New England Journal of Medicine in June 2018.

We continue to focus our resources on the development of PEDMARKTM.

We have licensed from Oregon Health and Science University (“OHSU”) intellectual property rights for the use of PEDMARKTM as a chemoprotectant and are developing PEDMARKTM as a protectant against the hearing loss often caused by platinum-based anti-cancer agents in children. Preclinical and clinical studies conducted by OHSU and others have indicated that PEDMARKTM can effectively reduce the incidence of hearing loss caused by platinum-based anti-cancer agents.

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

We initiated our rolling New Drug Application (“NDA”) for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors with the FDA in December 2018. We announced that we had submitted full completion of the NDA in February 2020. On April 13, 2020, we announced that the FDA had accepted for filing and granted Priority Review for our NDA. The FDA set a Prescription Drug Fee Act (“PDUFA”) target action date of August 10, 2020 for the completion of the FDA’s review. On August 10, 2020, we announced that we received a Complete Response Letter (“CRL”) from the FDA regarding our NDA for PEDMARKTM, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf. Importantly, no clinical safety or efficacy issues were identified during the review and there is no requirement for further clinical data. In the fourth quarter of 2020, we engaged in a Type A meeting with the FDA concerning the CRL that we believe was constructive and collaborative. In May 2021, we announced the resubmission of our NDA for PEDMARK and in June 2021 we further announced that the FDA accepted for filing the resubmission of our NDA and set a PDUFA target action date of November 27, 2021.

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

The primary objectives of SIOPEL 6 were:

●	To assess the efficacy of STS to reduce the hearing impairment caused by cisplatin.
●	To carefully monitor any potential impact of sodium thiosulfate on response to cisplatin and survival.

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

Secondary endpoints included:

●Compare change in mean hearing thresholds.
●Compare incidence of other Grade 3/4 toxicities (renal and hematological).
●Monitor Event Free Survival (EFS) and Overall Survival (OS) in two groups.

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

The proportion of subjects with hearing loss assessed at 4 weeks post the final cisplatin dose (primary endpoint):

●	The proportion of hearing loss for STS vs. Control was 28.6% (14/49) vs. 56.4% (31/55), respectively (p=0.004).
●	In a predefined subgroup of patients less than 5 years old with 29 eligible subjects: STS vs. Control was 21.4% (3/14) vs. 73.3% (11/15), respectively (p=0.005).

Conclusions:

●	STS protects against cisplatin-induced hearing loss in children across a heterogeneous range of tumor types, with even stronger efficacy in the protocol predefined subgroup of patients under five years old, and is not associated with serious adverse events attributed to its use.
●	Further potential clinical use will be informed by the final results of SIOPEL 6 study.

Capital Funding

We have not received and do not expect to have significant revenues from our product candidate until we are either able to sell our product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.

We generated a net loss of approximately $8.7 million for the six months ended June 30, 2021, and a net loss of $8.7 million for the six months ended June 30, 2020. As of June 30, 2021, our accumulated deficit was approximately $170.9 million ($162.1 million at December 31, 2020).

We believe that our cash and cash equivalents as of June 30, 2021, which totaled $27.3 million, plus the Bridge Bank Loan and Security Agreement, will be sufficient to meet our cash requirements through at least the next twelve months, including anticipated NDA approval and, if approved, the first commercial launch of PEDMARKTM in the United States. Our projections of our capital requirements are subject to substantial uncertainty, and more capital than we currently anticipate may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. We may not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended June 30, 2021 versus three months ended June 30, 2020:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	June 30, 2021%		June 30, 2020%		Change
Revenue	$—		$—		$—
Operating expenses:
Research and development	800	20%	1,121	23%	(321)
General and administration	3,120	80%	3,724	77%	(604)
Total operating expense	3,920	100%	4,845	100%	(925)
Loss from operations	(3,920)		(4,845)		925
Unrealized loss on securities	(84)		—		(84)
Amortization expense	—		(30)		30
Other gains/losses	(9)		13		(22)
Interest income and other, net	12		17		(5)
Net loss	$(4,001)		$(4,845)		$844

Research and development expenses decreased by $321 for the three months ended June 30, 2021 compared to the same period in 2020 as the Company’s development activities shifted back to product launch readiness and pre-commercial development of PEDMARKTM.  General and administrative expenses decreased by $604 compared to same period in 2020. On June 30, 2020, the Company was relatively much closer to the anticipated launch date than it is in 2021. We would anticipate the same increase in pre commercialization activities as we near the 2021 launch date. The reduction in general and administrative expenses was slightly offset by higher expenses associated with additional employees and the increase in non-cash equity remuneration expense for employees and board members related to the vesting of new and existing grants.

The Company holds shares of Processa (PCSA) which are marked to market each balance sheet date and unrealized gains or losses are recognized at that time. The unrealized loss on those shares for the three months ended on June 30, 2021 was $84. Other loss was driven mainly by fluctuations in the Company’s foreign currency transactions and is a non-cash expense. The Company has vendors that transact in Euros, Great British Pounds and Canadian Dollars. There was a decrease of $22 in other gain/(loss) for the three months ended June 30, 2021, compared to the same period in 2020. Amortization expense is also a non-cash expense and relates to amortization of the deferred issuance cost of the loan facilities with Bridge Bank. Amortization expense decreased by $30 for the three months ended June 30, 2021 compared to the same period in 2020. There was virtually no amortization expense for the three months ended June 30, 2021. Interest income was $5 lower for the three months ended June 30, 2021, compared to the same period in 2020. This was driven mainly by lower average cash balance despite the slightly higher interest rates for the three months ended June 30, 2021 compared to the same period in 2020.

Six months ended June 30, 2021 versus six months ended June 30, 2020:

	Six Months Ended		Six Months Ended
In thousands of U.S. Dollars	June 30, 2021%		June 30, 2020%		Change
Revenue	$—		$—		$—
Operating expenses:
Research and development	3,216	36%	2,514	29%	702
General and administration	5,627	64%	6,166	71%	(539)
Total operating expenses	8,843	100%	8,680	100%	163
Loss from operations	(8,843)		(8,680)		(163)
Unrealized gain on securities	98		—		98
Other gains/losses	(17)		4		(21)
Amortization expense	—		(47)		47
Interest income and other	28		52		(24)
Net loss	$(8,734)		$(8,671)		$(63)

Research and development expenses increased by $702 for the six months ended June 30, 2021, compared to the same period in 2020. The Company’s research and development activities for the first six months of 2021 increased as the Company prepared for the NDA resubmission. General and administrative expenses decreased by $539 over same period in 2020 as expenses associated with pre-commercialization activities decreased on a year over year basis.

The Company holds shares of Processa (PCSA) which are marked to market each balance sheet date and unrealized gains or losses are recognized at that time. The unrealized gain on those shares for the six months ended on June 30, 2021 was $98. Other loss was driven mainly by fluctuations in the Company’s foreign currency transactions and is a non-cash expense. The Company has vendors that transact in Euros, Great British Pounds and Canadian Dollars. There was a decrease of $21 in other gain/(loss) for the six months ended June 30, 2021 compared to the same period in 2020. Amortization expense is also a non-cash expense and relates to amortization of the deferred issuance cost of the loan facilities with Bridge Bank. Amortization expense decreased by $47 for the six months ended June 30, 2021 compared to  the same period in 2020 due to the deferred issuance cost of the loan facility being fully expensed in the fourth quarter of 2020. Interest income was $24 lower for the six months ended June 30, 2021, compared to the same period in 2020. This was driven mainly by a sharp decrease in interest rates and lower average cash balance for the six months ended June 30, 2021 compared to the same period in 2020.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through June 30, 2021, as prepared under US GAAP (U.S. dollars in thousands, except per share information):

	Net (Loss)/Income for the	Basic Net (Loss)/Income per	Diluted Net (Loss)/Income per
Period	Period	Common Share	Common Share
September 30, 2019	$(1,809)	$(0.09)	$(0.09)
December 31, 2019	(3,610)	(0.18)	(0.18)
March 31, 2020	(3,826)	(0.19)	(0.19)
June 30, 2020	(4,845)	(0.21)	(0.21)
September 30, 2020	(6,200)	(0.24)	(0.24)
December 31, 2020	(3,238)	(0.13)	(0.13)
March 31, 2021	(4,733)	(0.18)	(0.18)
June 30, 2021	(4,001)	(0.15)	(0.15)

Liquidity and Capital Resources

	As at	As at
Selected Asset and Liability Data (thousands):	June 30, 2021	December 31, 2020
Cash and equivalents	$27,293	$30,344
Other current assets	781	1,073
Current liabilities	848	2,347
Working capital (1)	27,226	29,070
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	191,912	189,967
Accumulated deficit	(170,874)	(162,140)
Shareholders’ equity	22,281	29,070

Cash and cash equivalents were $27,293 at June 30,2021 and $30,344 at December 31, 2020. The decrease in cash and cash equivalents between June 30, 2021 and December 31, 2020 is the result of expenses related to the development and preparation of the NDA resubmission of PEDMARKTM and general and administrative expenses, which was offset by a draw of $5,000 from the Bridge Bank Loan and Security Agreement. There was a decrease of $292 in other current assets between June 30, 2021 and December 31, 2020. This relates largely to a $388 reduction in the value of prepaid expenses almost entirely offset by an increase in the valuation of the Company’s holdings of Processa shares.

Current liabilities decreased sharply, primarily due to the completion of manufacturing and pre-commercialization activities and regulatory expenses associated with the PEDMARKTM NDA resubmission.

Working capital decreased between December 31, 2020, and June 30, 2021 by $1,800. The decrease relates to cash expenditures for operating activities for the six months ended June 30, 2021, offset by the $5,000 draw from the Bridge Bank Loan and Security Agreement. The Company expects increases in cash outflows related to pre commercialization and product launch activities in the coming months.

The following table illustrates a summary of cash flow data for the three and six-month periods of June 30, 2021 and 2020:

Selected Cash Flow Data	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands)	2021	2020	2021	2020
Net cash used in operating activities	$(4,426)	$(3,116)	$(8,019)	$(6,865)
Net cash provided by investing activities	—	—	—	—
Net cash provided by financing activities	4,968	31,944	4,968	31,944
Net cash flow	$542	$28,828	$(3,051)	$25,079

Net cash used in operating activities for the three and six months ended June 30, 2021, primarily reflected a net loss of $4,001 and $8,734, respectively. These three and six month losses were adjusted for the add back of non-cash items consisting of $1,326 and $1,913, respectively in stock-based compensation expense, with a loss of $84 added back for the three months ended June 30, 2021, less $98 for the six month period ended June 30, 2021, in unrealized loss/gain on securities. For the three and six months ended June 30, 2021, there was a net change in prepaid and other assets of $209 and $390, respectively; coupled with a net decrease in current liabilities of $2,044 and $1,499, respectively. Three and six month cash flows from operating activities were negative $4,426 and $8,019, respectively; for the period ended June 30, 2021. Net cash provided by financing activities for the three and six months ended June 30, 2021 was $4,968, respectively. Financing activities consisting of $5,000 gross proceeds from the Loan Security Agreement, $24 from the exercise of options, netted against $56 in capitalized deferred loan cost. Net cash flows from the three and six month period ended June 30, 2021 were $542 and ($3,051), respectively.

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

Outstanding Share Information

Our outstanding share data as of June 30, 2021 and December 31, 2020 was as follows (in thousands):

	June 30,	December 31,
Outstanding Share Type	2021	2020	Change
Common shares	26,007	26,003	4
Warrants	39	39	—
Stock options	3,653	2,952	701
Total	29,699	28,994	705

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2021, we had approximately $400 million in our cash accounts and $26,900 in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

Research and development expenses for the three months ended June 30, 2021 and 2020 were $800 and $1,121, respectively, and for the six-months ended June 30, 2021 and 2020 were $3,216, and $2,514, respectively. We have decreased our research and development expenses related to PEDMARKTM as our efforts have shifted to pre-commercialization activities after the NDA resubmission in May 2021.

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

At June 30, 2021, we had $26,895 in money market investments and savings accounts as compared to $29,666 at December 31, 2020; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At June 30, 2021, we held approximately $8 Canadian dollars ($6  as presented to U.S. dollars). At December 31, 2020, we held approximately $30 Canadian dollars ($24 as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)                 Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

On September 2, 2020, a putative class action lawsuit, Chapman v. Fennec Pharmaceuticals Inc., was filed against us, our Chief Executive Officer, Rostislav Raykov, and our Chief Financial Officer, Robert Andrade, in the United States District Court for the Middle District of North Carolina. The complaint alleged that prior to our August 10, 2020 receipt of a CRL from the FDA concerning our NDA for PEDMARKTM, we made materially false or misleading statements and failed to disclose material facts about the status of our PEDMARKTM manufacturing facility, its compliance with current good manufacturing practices, and the impact its status and compliance would have on regulatory approval for PEDMARKTM . On December 3, 2020, the court appointed a lead plaintiff to represent the putative class. On February 1, 2021, the lead plaintiff filed an amended complaint. The amended complaint added members of our board of directors as defendants, asserts a putative class period from December 10, 2018 through August 10, 2020, makes allegations similar to those in the original complaint, and claims the defendants violated Section 10(b) of the Securities Exchange Act of 1934. On March 3, 2021, we and the other defendants filed a motion to dismiss the amended complaint. On April 2, 2021, plaintiffs filed an opposition to the motion. On April 16, 2021, we and the other defendants filed a reply brief in support of the motion. The court has not scheduled argument or issued an order on the motion.

We believe that the suit is without merit and intend to defend it vigorously. We cannot predict the outcome of this suit. Failure by us to obtain a favorable resolution of the suit could have a material adverse effect on our business, results of operations and financial condition. We have not recorded a liability as of June 30, 2021, because we believe a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 10, 2021, we issued a press release announcing our financial results for the quarter ended June 30, 2021. A copy of the news release is attached to this report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2021 (filed herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 10, 2021	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 10, 2021	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)