Form 10-Q
period 2021-09-30
FENNEC PHARMACEUTICALS INC.
filed 2021-11-10
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, there were 26,006,853 common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	September 30, 2021	December 31,
	(Unaudited)	2020

Assets
Current assets
Cash and cash equivalents	$24,335	$30,344
Prepaid expenses	1,232	797
Other current assets	412	276
Total current assets	25,979	31,417

Non-current assets
Deferred issuance cost	508	466
Deferred issuance cost (amortization)	(473)	(466)
Total non-current assets	35	—
Total assets	$26,014	$31,417

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,154	$1,571
Accrued liabilities	860	776
Total current liabilities	2,014	2,347

Long term liabilities
Term loan	5,000	—
Debt discount	(13)	—
Total long term liabilities	4,987	—
Total liabilities	7,001	2,347

Commitments and Contingencies (Note 6)

Shareholders’ equity:
Common stock, no par value; unlimited shares authorized; 26,007 shares issued and outstanding (2020 ‑26,003)	140,780	140,733
Additional paid-in capital	52,049	49,234
Accumulated deficit	(175,059)	(162,140)
Accumulated other comprehensive income	1,243	1,243
Total shareholders’ equity	19,013	29,070
Total liabilities and shareholders’ equity	$26,014	$31,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	1,242	1,368	4,458	3,882
General and administrative	2,931	4,491	8,558	10,657

Loss from operations	(4,173)	(5,859)	(13,016)	(14,539)

Other income/(expense):
Other income/(loss)	(1)	(8)	(9)	(4)
Amortization expense	(8)	(355)	(8)	(402)
Unrealized gain on securities	39	—	137	—
Interest income	13	22	41	74
Interest expense	(55)	—	(64)	—
Total other (expense)/income	(12)	(341)	97	(332)

Net loss	$(4,185)	$(6,200)	$(12,919)	$(14,871)

Basic net loss per common share	$(0.16)	$(0.24)	$(0.50)	$(0.64)
Diluted net loss per common share	$(0.16)	$(0.24)	$(0.50)	$(0.64)
Weighted-average number of common shares outstanding basic	26,007	25,598	26,004	22,969
Weighted-average number of common shares outstanding diluted	26,007	25,598	26,004	22,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Cash flows (used in) provided by:
Operating activities:
Net loss	$(4,185)	$(6,200)	$(12,919)	$(14,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred issuance costs	8	355	8	402
Unrealized (gain) on securities	(39)	—	(137)	—
Stock-based compensation - contractors	—	21	9	63
Stock-based compensation - employees	917	1,238	2,830	2,151
Changes in operating assets and liabilities:
Prepaid expenses	(823)	(734)	(435)	(674)
Other assets	(2)	—	—	4
Accounts payable	477	(71)	(417)	1,072
Accrued liabilities	689	(55)	84	(458)
Net cash used in operating activities	(2,958)	(5,446)	(10,977)	(12,311)

Financing activities:
Issuance of shares, options exercise	—	—	24	—
Issuance of shares, net of issuance costs	—	—	—	31,967
Proceeds from long-term debt	—	—	5,000	—
Debt discount	—	—	(14)	—
Capitalized deferred issuance costs	—	(117)	(42)	(140)
Net cash (used in)/provided by financing activities	—	(117)	4,968	31,827

(Decrease)/increase in cash and cash equivalents	(2,958)	(5,563)	(6,009)	19,516
Cash and cash equivalents - Beginning of period	27,293	38,729	30,344	13,650
Cash and cash equivalents - End of period	$24,335	$33,166	$24,335	$33,166

Non-cash investing and financing activities:
Deferred issuance cost (warrant value)	$—	$—	$—	$255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2020	26,003	$140,733	$49,234	$(162,140)	$1,243	$29,070
Stock options issued to employees	—	—	587	—	—	587
Stock options issued to contractors	—	—	9	—	—	9
Net loss	—	—	—	(4,733)	—	(4,733)
Balance at March 31, 2021	26,003	$140,733	$49,830	$(166,873)	$1,243	$24,933
Stock options issued to employees	—	—	1,326	—	—	1,326
Exercise of options	4	47	(24)	—	—	23
Net loss	—	—	—	(4,001)	—	(4,001)
Balance at June 30, 2021	26,007	$140,780	$51,132	$(170,874)	$1,243	$22,281
Stock options issued to employees	—	—	917	—	—	917
Net loss	—	—	—	(4,185)	—	(4,185)
Balance at September 30, 2021	26,007	$140,780	$52,049	$(175,059)	$1,243	$19,013

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	19,896	$106,392	$48,271	$(144,031)	$1,243	$11,875
Stock options issued to employees	—	—	391	—	—	391
Stock options issued to contractors	—	—	21	—	—	21
Net loss	—	—	—	(3,826)	—	(3,826)
Balance at March 31, 2020	19,896	$106,392	$48,683	$(147,857)	$1,243	$8,461
Stock options issued to consultants	—	—	522	—	—	522
Stock options issued to employees	—	—	21	—	—	21
Issuance of securities	5,460	31,967	—	—	—	31,967
Net loss	—	—	—	(4,845)	—	(4,845)
Balance at June 30, 2020	25,356	$138,359	$49,226	$(152,702)	$1,243	$36,126
Stock options issued to employees	—	—	1,238	—	—	1,238
Stock options issued to contractors	—	—	21	—	—	21
Exercise of options	454	1,373	(1,373)	—	—	—
Net loss	—	—	—	(6,200)	—	(6,200)
Balance at September 30, 2020	25,810	$139,732	$49,112	$(158,902)	$1,243	$31,185

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

During the three and nine months ended September 30, 2021, the Company incurred a loss from operations of $4,173 and $13,016, respectively. At September 30, 2021, the Company had an accumulated deficit of $175,059 and had experienced negative cash flows from operating activities during the three and nine months ended September 30, 2021 in the amounts of $2,958 and $10,977, respectively.

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

On February 1, 2019, the Company’s wholly owned subsidiary Fennec Pharmaceuticals, Inc, entered into a Loan and Security Agreement (the “Bridge Bank Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation (“Bridge Bank”), pursuant to which Bridge Bank agreed to loan $12,500 to Fennec Pharmaceuticals, Inc., to be made available upon New Drug Application (“NDA”) approval of PEDMARKTM by  the U.S. Food and Drug Administration (“FDA”) no later than September 30, 2020. The Bridge Bank Loan and Security Agreement was amended on June 26, 2020 to increase the total potential amount of the loan to $18,000 and to extend the outside date to receive NDA approval of PEDMARKTM to December 31, 2020. In connection with this facility, the Company issued Bridge Bank a warrant to purchase up to 39 of the Company’s common shares at an exercise price of $6.80 per share, with an exercise period of ten years from the date of issuance subject to certain early termination conditions. Under Accounting Standards Codification (“ASC”) 470-50, Modifications and Extinguishments, the amendment to the facility was considered a modification. As such, the Company had been amortizing the loan fee and the value of the warrant over the remainder of the loan term. Following receipt of the FDA’s Complete Response Letter (“CRL”) in August 2020, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on the Company’s behalf, the Company decided to fully amortize the remaining portions of the loan fee and the value of the warrants. The warrant issued to Bridge Bank remains outstanding.

On June 24, 2021, the Company announced it had negotiated a second amendment to the Bridge Bank Loan and Security Agreement. This amendment provides Fennec with a $20,000 debt facility comprised of three term loans.  Term Loan A consists of $5,000, which was funded upon closing. Term Loan B consists of $7,500 to be funded upon NDA approval of PEDMARKTM in the U.S.  Term Loan C consists of $7,500 to be funded upon the Company achieving consolidated trailing six-month revenues of $11 million on or before December 31, 2022.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan B, provided that Term Loan C is funded, and certain conditions are met.  The Company intends to use the proceeds from the loans to provide working capital for commercial readiness activities prior to NDA approval as well as commercialization activities for PEDMARKTM, if approved by the FDA.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company believes the funds raised in its May 2020 public offering, along with the funds from the Bridge Bank Loan and Security Agreement, provide sufficient funding for the Company to carry out its planned activities, including, if PEDMARKTM is approved by the FDA, the commencement of commercialization efforts, for at least the next twelve months as it continues its strategic development of PEDMARKTM.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at September 30, 2021 and to state fairly the results for the periods presented. The most significant estimates utilized during the three and nine months ended September 30, 2021 include estimates necessary to value grants of stock options to employees and various contractors, as disclosed in Note 4.

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2021, the Company had $24,335 in cash, savings and money market accounts ($30,344 at December 31, 2020). At September 30, 2021, the Company held $428 in cash of which $37 (as presented in U.S. dollars) was in Canadian dollars ($45 at December 31, 2020 as presented in U.S. dollars). At September 30, 2021, the Company held $23,907 in money market investments. Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial instruments

Financial instruments recognized on the balance sheets at September 30, 2021 and December 31, 2020 consist of cash and cash equivalents, accounts payable, accrued liabilities and long term debt, the carrying values of which approximate fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading.

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

Revenue

The Company’s nominal historical revenue has been generated through sales of its intellectual property (“IP”). For the periods presented, there is no revenue. For periods when the Company has generated its revenue through one segment and the revenue recognized under each of the Company’s arrangements during those periods is described below. The terms of these agreements may contain multiple promised goods or services or optional goods and services, including licenses to product candidates, referred to as exclusive licenses, as well as research and development activities to be performed by the Company on behalf of the collaboration partner related to the licensed product candidates.

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

When determining whether the customer has obtained control of the goods or services, the Company considers the point at which the customer may benefit from the goods or services. For sale of IP, revenue is recognized upon grant or transfer of the IP, as the Company’s IP is considered functional in nature.

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

Significant payment terms

The Company’s revenue arrangements may include payments to the Company of one or more of the following: a non-refundable, upfront payment; milestone payments; and royalties on commercial sales of IP product candidates, if any. To date, the Company has received upfront payments and several milestone payments but has not received any license or option fees or earned royalty revenue as a result of product sales.

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

Due to the uncertainty associated with the occurrence of any underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of certain initial conditions precedent milestones, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of September 30, 2021, and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

The Company adjusts the transaction price for the effects of the time value of money if the timing of payments agreed to by the parties to the contract, explicitly or implicitly, provides the Company or its customer with a significant benefit of financing the transfer of goods or services. In relation to the royalties from the sale of Eniluracil to Elion (described under “Revenue arrangements” below), the Company concluded that its licensing and collaboration arrangements do not contain

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

a significant financing component because the payment structure of its agreements arise from reasons other than providing a significant benefit of financing.

Contract assets

The Company did not have any contract assets as of September 30, 2021 or December 31, 2020.

Contract liabilities

The Company did not have any contract liabilities as of September 30, 2021 or December 31, 2020.

Revenue arrangements

Elion

In May 2016, the Company sold Eniluracil to Elion Oncology, LLC (“Elion”). The agreement called for $40 in cash and 5% royalties to be paid to Fennec for any income derived from the sale of Eniluracil. The agreement was for the sale (not the license) of IP. In addition, the agreement did not call for any additional good or service beyond the transfer of IP and related assets (e.g. “all information and know-how”, documentation, etc.).

In August 2020, Elion entered into a license agreement with Processa Pharmaceuticals, Inc. (“Processa”). The license agreement called for equity and cash upon satisfying the Condition Precedent, along with development and regulatory milestone payments, sales milestone payments, and product royalties. The grant of the license was conditioned upon the “Condition Precedent” which was defined as (i) Processa’s closing of a public offering by October 30, 2020 in which Processa raised at least $15,000 and (ii) Processa’s shares being listed on NASDAQ. Upon satisfying the Condition Precedent, which occurred in October 2020, Elion was entitled to receive $100 in cash and 825 in shares of Processa of which the Company is entitled to 5%. As a result, in January 2021, the Company received $5 in cash and 41 restricted shares of Processa common shares. The event which triggered the receipt of cash and shares occurred in October of 2020. The revenue for this event was recognized in the fourth quarter ended December 31, 2020.

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

Since the Condition Precedent was achieved, and only the passage of time must occur in order for the 1st and 2nd Year Anniversary payments to become due, the Company concluded the 1st and 2nd Year Anniversary milestone payments are also probable of coming to fruition and thus were included in the transaction price during the fourth quarter ended December 31, 2020 along with the aforementioned Condition Precedent payments.

The arrangement with Elion contains consideration that is variable based on the Processa’s achievement of the above referenced development and regulatory milestones. The next milestone payment the Company may be entitled to receive is 5 restricted shares for 1st patient in Dose Confirmation Study and then another 15 restricted shares for the NDA

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

submission. These are considered variable consideration that is fully constrained due to the uncertainty associated with the achievement of the development milestone. The considerations related to royalties (first and second FDA approval in U.S. and first and second regulatory approval outside U.S.) are also variable consideration that are fully constrained in accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Processa and the Company has a present right to payment.

The Company recognized $200 in revenue associated with the aforementioned cash and shares it became entitled to for the year ended December 31, 2020. Due to the one year lockup provision on the Processa shares, the Company deemed it reasonable to apply a liquidity discount of 20% to the valuation of the shares associated with the achievement of the Condition Precedent. Shares associated with the one- and two-year anniversary milestones had a 30% and 40% liquidity discount applied to their fair market valuations. Recognizing the passage of time, the Company adjusted its liquidity discount to the original shares of 5% and then 20% and 25% for the one- and two-year anniversary tranches.

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities within the condensed consolidated statement of operations. During the quarter ended September 30, 2021, the Company reported $39 in unrealized gain on the fair value of the underlying Processa shares. There is a total unrealized gain on the Processa shares of $137 for the nine months ended September 30, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(4,185)	$(6,200)	$(12,919)	$(14,871)

Denominator:
Weighted-average common shares, basic	26,007	25,598	26,004	22,969
Dilutive effect of stock options	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Incremental dilutive shares	—	—	—	—
Weighted-average common shares, diluted	26,007	25,598	26,004	22,969
Net loss per share, basic and diluted	$(0.16)	$(0.24)	$(0.50)	$(0.64)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common shares	3,653	3,095	3,653	3,095
Warrants to purchase common shares	39	39	39	39

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

4.    Stockholders’ Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three and nine-months ended September 30, 2021 and 2020, there were no warrants issued or exercised. Outstanding warrants have a weighted average life of 7.35 years on September 30, 2021. The following tables detail the Company’s warrant activity for the three and nine months ended September 30, 2021 and 2020, respectively:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price $USD
Outstanding December 31, 2020	39	6.80
Issued	—	—
Outstanding March 31, 2021	39	6.80
Issued	—	—
Outstanding June 30, 2021	39	6.80
Issued	—	—
Outstanding September 30, 2021	39	6.80

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price $USD
Outstanding December 31, 2019	39	$6.80
Issued	—	—
Outstanding March 31, 2020	39	$6.80
Issued	—	—
Outstanding June 30, 2020	39	$6.80
Issued	—	—
Outstanding September 30, 2020	39	$6.80

Stock option plan

Equity Incentive Plan

The Compensation Committee of the Board of Directors administers the Company’s equity incentive plan (the “Plan”). The Compensation Committee designates eligible participants to be included under the Plan and approves the number of equity instruments to be granted from time to time under the Plan. Currently, the maximum number of equity instruments issuable under the Plan, together with the Company’s prior stock option plan, is twenty-five percent (25%) of the total number of issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6,502 shares of common stock are authorized for issuance pursuant to stock options or other equity awards granted under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense from equity awards for the three and nine months period ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractor options expense recognized	$—	$21	$9	$63
Employee options expense recognized	917	1,238	2,830	2,151
Total option expense recognized	$917	$1,259	$2,839	$2,214

Stock option activity

The following is a summary of option activity for the three and nine months ended September 30, 2021, and 2020 for stock options denominated in U.S. dollars. Since August of 2020, there have been no Canadian denominated options outstanding.

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding at December 31, 2020	2,952	$4.82
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2021	2,952	$4.82
Granted	755	7.52
Exercised	(4)	5.91
Forfeited	(50)	8.09
Outstanding and exercisable at June 30, 2021	3,653	$5.34
Granted	—	—
Exercised	—	—
Outstanding at September 30, 2021	3,653	$5.34

During the three-month period ended September 30, 2021, there were no grants or exercises of U.S. denominated options. Of the 3,653 U.S. denominated options granted and outstanding at September 30, 2021, 2,586 are fully vested and exercisable.

The following is a summary of option activity for each of the quarterly periods in fiscal year 2020 for stock options denominated in Canadian dollars:

	Number of	Weighted-Average
CAD Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding at December 31, 2019	648	$2.43
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2020	648	$2.43
Granted	—	—
Exercised	—	—
Outstanding and exercisable at June 30, 2020	648	$2.43
Granted	—	—
Exercised	(648)	2.43
Outstanding at September 30, 2020	—	$—

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

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSU’s”). The following is a summary of RSU activity for the three and nine months ended September 30, 2021, for RSU’s denominated in U.S. dollars. Prior to June 2021, there was no activity involving RSU’s. Of the 55 RSU’s granted and outstanding, 0 are vested. All RSU’s vest over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month.

Number of Restricted
US Denominated RSU's	Share Units (thousands)
Outstanding at December 31, 2020	—
Granted	—
Outstanding at March 31, 2021	—
Granted	55
Outstanding at June 30, 2021	55
Granted	—
Outstanding at September 30, 2021	55

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

	Fair Value Measurement at September 30, 2021 and December 31, 2020
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other				Significant
	Instruments				Observable Inputs				Unobservable Inputs
	Level 1				Level 2				Level 3		Total
	2021		2020		2021		2020		2021	2020	2021	2020
Assets
Cash and cash equivalents	428	(1)	678	(1)	23,907		29,666		—	—	24,335	30,344
Processa common shares	—		—		402	(2)	265	(2)	—	—	402	265
(1)

The Company held approximately $428 in cash as of September 30, 2021, of which approximately $37 was in Canadian funds (translated into U.S. dollars). As of December 31, 2020, the Company held approximately $678 in cash of which approximately $45 was in Canadian funds (translated into U.S. dollars).

(2)

The Company received 41 restricted common shares of Processa (NASDAQ:PCSA). The share restriction will expire in three tranches: 50%, 25% and 25% at the 6, 9 and 12 month intervals, respectively from October 30, 2020. At October 30, 2020, Processa shares were trading at $4.11 per share. The Company originally applied a 20%, 30% and 40% liquidity discount to the shares and will mark to market at each balance sheet date.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary ($442 as of September 30, 2021). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to six months of salary ($160 as of September 30, 2021). In the event of her termination with us other than for cause, we will be obligated to pay Ms. Goel a one-time severance payment equal to six months of salary ($184 as of September 30, 2021).

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

7.    Term Loans

On June 24, 2021, the Company announced it had negotiated a second amendment to the Bridge Bank Loan and Security Agreement with Bridge Bank. This amendment provides Fennec with a $20,000 debt facility comprised of three term loans.  Term Loan A consists of $5,000, which was funded upon closing. Term Loan B consists of $7,500 to be funded upon NDA approval of PEDMARKTM in the U.S.  Term Loan C consists of $7,500 million to be funded upon the occurrence the Company achieving consolidated trailing six-month revenues of $11,000 on or before December 31, 2022.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan B, provided that Term Loan C is funded, and certain conditions are met.  The Company intends to use the proceeds from the loans to provide working capital for commercial readiness activities prior to NDA approval as well as commercialization activities for PEDMARKTM, if approved by the FDA.

On June 24, 2021, the Company drew $5,000 from Term Loan A. Term Loan A matures on July 1, 2025. Payments are for interest only through February 1, 2023. The Company shall make equal monthly payments of principal, together with applicable interest, following the interest only period until the maturity date. Interest shall accrue on the outstanding balance at a rate of 1% above prime as published by the Wall Street Journal on the first day of each month. The Company is obligated to maintain a cash balance greater or equal to three times its monthly cash burn as calculated on the last date of the immediately preceding month.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Aggregate annual payments due on Term Loan A as of September 30, 2021 are as follows (in thousands):

Years Ending December 31,	Amount
2021	$—
2022	—
2023	1,833
2024	2,000
2025	1,167
Total future payments	5,000
Less: unamortized debt discount	(13)
Total term loan, net of debt discount	$4,987

In the event of default or change of control, all unpaid principal and all accrued and unpaid interest amounts (if any) become immediately due and payable including the prepayment fee. Events of default include, but are not limited to, a payment default, a material adverse change, and insolvency. The Bridge Bank facility is secured by all of the Company’s assets, including all capital stock held by the Company.

Debt issuance costs amounting to $55 securing access to Term Loans A, B and C were paid in cash to Bridge Bank on June 24, 2021. This amount was capitalized and is being amortized over the access period of the Term Loans. Upon drawing Term Loan A, the Company recorded a debt discount of $14, reducing the capitalized amount by the same amount. The debt discount is being amortized over the life of Term Loan A.

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

In the U.S. and Europe, it is estimated that, annually, over 10,000 children may receive platinum-based chemotherapy.  The incidence of ototoxicity depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit.

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

We initiated our rolling New Drug Application (“NDA”) for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors with the FDA in December 2018. We announced that we had submitted full completion of the NDA in February 2020. On April 13, 2020, we announced that the FDA had accepted for filing and granted Priority Review for our NDA. The FDA set a Prescription Drug Fee Act (“PDUFA”) target action date of August 10, 2020 for the completion of the FDA’s review. On August 10, 2020, we announced that we received a Complete Response Letter (“CRL”) from the FDA regarding our NDA for PEDMARKTM, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf. Importantly, no clinical safety or efficacy issues were identified during the review and there is no requirement for further clinical data. In the fourth quarter of 2020, we engaged in a Type A meeting with the FDA concerning the CRL that we believe was constructive and collaborative. In May 2021, we announced the resubmission of our NDA for PEDMARKTM and in June 2021 we further announced that the FDA accepted for filing the resubmission of our NDA and set a PDUFA target action date of November 27, 2021.

In August 2018, the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) accepted our pediatric investigation plan (“PIP”) for sodium thiosulfate with the trade name Pedmarqsi for the condition of the prevention of platinum-induced hearing loss. An accepted PIP is a prerequisite for filing a Marketing Authorization Application (“MAA”) for any new medicinal product in Europe. The indication targeted by the Company’s PIP is for the prevention of platinum-induced ototoxic hearing loss for standard risk hepatoblastoma (“SR-HB”). Additional tumor types of the proposed indication will be subject to the Committee for Medicinal Products for Human Use (“CHMP”) assessment at the time of the MAA. No deferred clinical studies were required in the positive opinion given by PDCO. The Company was also advised that sodium thiosulfate (tradename to be determined) is eligible for submission of an application for a Pediatric Use Marketing Authorization (“PUMA”). Therefore, this decision allows Fennec to proceed with the submission of a PUMA in the European Union (“EU”) with incentives of automatic access to the centralized procedure and up to 10 years of data and market protection The PUMA is a dedicated marketing authorization covering the indication and appropriate formulation for medicines developed exclusively for use in the pediatric population and provides data and market protection up to 10 years. In February 2020, Fennec announced that it has submitted a MAA for the prevention of otoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors.

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

We generated a net loss of approximately $12.9 million for the nine months ended September 30, 2021, and a net loss of $14.9 million for the nine months ended September 30, 2020. As of September 30, 2021, our accumulated deficit was approximately $175.1 million ($162.1 million at December 31, 2020).

We believe that our cash and cash equivalents as of September 30, 2021, which totaled $24.3 million, plus the Bridge Bank Loan and Security Agreement, will be sufficient to meet our cash requirements through at least the next twelve months, including anticipated NDA approval and, if approved, the first commercial launch of PEDMARKTM in the United States. Our projections of our capital requirements are subject to substantial uncertainty, and more capital than we currently anticipate may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. We may not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended September 30, 2021 versus three months ended September 30, 2020:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	September 30, 2021%		September 30, 2020%		Change
Revenue	$—		$—		$—
Operating expenses:
Research and development	1,242	30%	1,368	23%	(126)
General and administration	2,931	70%	4,491	77%	(1,560)
Total operating expense	4,173	100%	5,859	100%	(1,686)
Loss from operations	(4,173)		(5,859)		1,686
Unrealized gain on securities	39		—		39
Amortization expense	(8)		(355)		347
Other losses	(56)		(8)		(48)
Interest income and other, net	13		22		(9)
Net loss	$(4,185)		$(6,200)		$2,015

Research and development expenses decreased by $126 for the three months ended September 30, 2021 compared to the same period in 2020 as the Company’s development activities shifted back to product launch readiness and pre-commercial development of PEDMARKTM.  General and administrative expenses decreased by $1,560 compared to same period in 2020 due to the timing to NDA approval of the comparative periods. The three months ended September 30, 2020 was the same quarter as the initial NDA approval and the three months ended September 30, 2021 is one quarter prior to our current potential NDA approval. The reduction in general and administrative expenses was slightly offset by higher expenses associated with additional employees.

The Company holds shares of Processa (NASDAQ: PCSA), which are marked to market each balance sheet date and unrealized gains or losses are recognized at that time. The unrealized gain on those shares for the three months ended on September 30, 2021, was $39. Other losses were driven mainly by interest expense and unrealized losses related to the Company’s foreign currency transactions. The Company has vendors that transact in Euros, Great British Pounds and Canadian Dollars. There was an increase of $48 in other losses for the three months ended September 30, 2021, compared to the same period in 2020. Amortization expense is a non-cash expense and relates to amortization of the deferred issuance cost of the loan facilities with Bridge Bank. Amortization expense decreased by $347 for the three months ended September 30, 2021 compared to the same period in 2020. In 2021, the Company is amortizing the capitalized costs associated with the renegotiated Bridge Bank loan facility. During the same period in 2020, the Company wrote off the remaining capitalized cost associated with the former facility after it received the CRL from the FDA in August 2020. Interest income was $9 lower for the three months ended September 30, 2021, compared to the same period in 2020. This was driven by lower average cash balance for the three months ended September 30, 2021 compared to the same period in 2020.

Nine months ended September 30, 2021 versus nine months ended September 30, 2020:

	Nine Months Ended		Nine Months Ended
In thousands of U.S. Dollars	September 30, 2021%		September 30, 2020%		Change
Revenue	$—		$—		$—
Operating expenses:
Research and development	4,458	34%	3,882	27%	576
General and administration	8,558	66%	10,657	73%	(2,099)
Total operating expenses	13,016	100%	14,539	100%	(1,523)
Loss from operations	(13,016)		(14,539)		1,523
Unrealized gain on securities	137		—		137
Other losses	(73)		(4)		(69)
Amortization expense	(8)		(402)		394
Interest income	41		74		(33)
Net loss	$(12,919)		$(14,871)		$1,952

Research and development expenses increased by $576 for the nine months ended September 30, 2021, compared to the same period in 2020. The Company’s research and development activities for the first nine months of 2021 increased as the Company prepared for the NDA resubmission. General and administrative expenses decreased by $2,099 over same period in 2020 as expenses associated with pre-commercialization activities decreased on a year over year basis. This relates to the planned timing and the fact that many pre-commercialization activities were performed in 2020.

The Company holds shares of Processa (NASDAQ: PCSA) which are marked to market each balance sheet date and unrealized gains or losses are recognized at that time. The unrealized gain on those shares for the nine months ended on September 30, 2021 was $137. Other losses were driven mainly by interest expense and unrealized losses related to the Company’s foreign currency transactions. The Company has vendors that transact in Euros, Great British Pounds and Canadian Dollars. There was an increase of $69 in other losses for the nine months ended September 30, 2021, compared to the same period in 2020. Amortization expense is also a non-cash expense and relates to amortization of the deferred issuance cost of the loan facilities with Bridge Bank. Amortization expense decreased by $394 for the nine months ended September 30, 2021 compared to the same period in 2020. In 2021, the Company is amortizing the capitalized costs associated with the renegotiated Bridge Bank loan facility. During the same period in 2020, the Company wrote off the remaining capitalized cost associated with the former facility after it received the CRL from the FDA in August 2020. Interest income was $33 lower for the nine months ended September 30, 2021, compared to the same period in 2020. This was driven mainly by a sharp decrease in interest rates and lower average cash balance for the nine months ended September 30, 2021 compared to the same period in 2020.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through September 30, 2021, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

	Net (Loss)/Income for the	Basic Net (Loss)/Income per	Diluted Net (Loss)/Income per
Period	Period	Common Share	Common Share
December 31, 2019	(3,610)	(0.18)	(0.18)
March 31, 2020	(3,826)	(0.19)	(0.19)
June 30, 2020	(4,845)	(0.21)	(0.21)
September 30, 2020	(6,200)	(0.24)	(0.24)
December 31, 2020	(3,238)	(0.13)	(0.13)
March 31, 2021	(4,733)	(0.18)	(0.18)
June 30, 2021	(4,001)	(0.15)	(0.15)
September 30, 2021	(4,185)	(0.16)	(0.16)

Liquidity and Capital Resources

	As at	As at
Selected Asset and Liability Data (thousands):	September 30, 2021	December 31, 2020
Cash and equivalents	$24,335	$30,344
Other current assets	1,644	1,073
Current liabilities	2,014	2,347
Working capital (1)	23,965	29,070
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	192,829	189,967
Accumulated deficit	(175,059)	(162,140)
Shareholders’ equity	19,013	29,070

Cash and cash equivalents were $24,335 at September 30, 2021 and $30,344 at December 31, 2020. The decrease in cash and cash equivalents between September 30, 2021, and December 31, 2020 is the result of expenses related to the development and preparation of the NDA resubmission of PEDMARKTM and general and administrative expenses, which was offset by a draw of $5,000 from the Bridge Bank Loan and Security Agreement. There was an increase of $571 in other current assets between September 30, 2021 and December 31, 2020. This is a result of a $242 increase in deferred charges related to the financing of the director and officer’s insurance policy, a $137 increase in the value of Processa shares and an increase in prepaid expenses of $192.

Current liabilities decreased primarily due to the reduction in manufacturing and regulatory expenses associated with the PEDMARKTM NDA resubmission.

Working capital decreased between December 31, 2020 and September 30, 2021 by $5,105. The decrease relates to cash expenditures for operating activities for the nine months ended September 30, 2021, offset by the $5,000 draw from the Bridge Bank Loan and Security Agreement. The Company expects increases in cash outflows related to pre commercialization and commercialization activities in the coming quarters upon potential NDA approval.

The following table illustrates a summary of cash flow data for the three and nine-month periods of September 30, 2021 and 2020:

Selected Cash Flow Data	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands)	2021	2020	2021	2020
Net cash used in operating activities	$(2,958)	$(5,446)	$(10,977)	$(12,311)
Net cash provided by investing activities	—	—	—	—
Net cash (used in)/provided by financing activities	—	(117)	4,968	31,827
Net cash flow	$(2,958)	$(5,563)	$(6,009)	$19,516

Net cash used in operating activities for the three and nine months ended September 30, 2021 primarily reflected a net loss of $4,185 and $12,919, respectively. These three- and nine-month losses were adjusted for the add back of non-cash items consisting of $917 and $2,839, respectively, in stock-based compensation expense, with unrealized gains on securities of $39 and $137 added back for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2021, there was a net change in prepaid and other assets of $824 and $434, respectively; coupled with a net increase in current liabilities of $1,166 for the three months ended September 30, 2021, and a net decrease of $333 for the nine months ended September 30, 2021. Three- and nine-month cash flows from operating activities were negative $2,958 and $10,977, respectively, for the period ended September 30, 2021. Net cash provided by financing activities for the three and nine months ended September 30, 2021 was $0 and $4,968, respectively. Financing activities consisted of $5,000 gross proceeds from the Bridge Bank Loan Security Agreement, $24 from the exercise of options, netted against $56 in capitalized deferred loan costs. Net cash flows from the three and nine month period ended September 30, 2021 were negative $2,958 and $6,009, respectively.

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

Outstanding Share Information

Our outstanding share data as of September 30, 2021 and December 31, 2020 was as follows (in thousands):

	September 30,	December 31,
Outstanding Share Type	2021	2020	Change
Common shares	26,007	26,003	4
Warrants	39	39	—
Stock options	3,653	2,952	701
Total	29,699	28,994	705

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2021, we had approximately $428 in our cash accounts and $23,907 in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

Research and development expenses for the three months ended September 30, 2021, and 2020 were $1,242 and $1,368, respectively, and for the nine-months ended September 30, 2021, and 2020 were $4,458 and $3,882, respectively. We have decreased our research and development expenses related to PEDMARKTM as our efforts have shifted to pre-commercialization activities after the NDA resubmission in May 2021.

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

At September 30, 2021, we had $23,907 in money market investments and savings accounts as compared to $29,666 at December 31, 2020; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At September 30, 2021, we held approximately $47 Canadian dollars ($37  as presented to U.S. dollars). At December 31, 2020, we held approximately $59 Canadian dollars ($45 as presented into U.S. dollars).

Item 4. Controls and Procedures

(a)                 Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

Chapman v. Fennec Pharmaceuticals Inc.

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

We believe that the suit is without merit and intend to defend it vigorously. We cannot predict the outcome of this suit. Failure by us to obtain a favorable resolution of the suit could have a material adverse effect on our business, results of operations and financial condition. We have not recorded a liability as of September 30, 2021, because we believe a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

Hope Medical Enterprises, Inc.

On October 29, 2021, Hope Medical Enterprises, Inc. (Hope) filed two (2) petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office. In its petitions, Hope seeks to invalidate U.S. Patent No. 10,596,190 (US ‘190), which relates to a method of using our PEDMARK™ product, and U.S. Patent No. 10,792,363 (US ’363), which relates to an anhydrous form of sodium thiosulfate (STS), which is the active pharmaceutical ingredient in our PEDMARK™ product. The US ‘190 was issued on March 24, 2020.  The US ‘363 was issued on October 6, 2020.  We will have an initial deadline in February 2022, to file preliminary responses to the petitions, if we choose to file responses, and thereafter, the PTAB has three (3) months to decide whether to institute IPR proceedings. If the PTAB institutes one or both reviews, the final written decision(s) will be due about one (1) year after the PTAB’s decision to institute IPR proceedings, and following additional submissions by the parties. Any appeals of a PTAB decision would delay any final outcome.

Fennec plans to vigorously defend our intellectual property rights related to PEDMARK™.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 10, 2021, we issued a press release announcing our financial results for the quarter ended September 30, 2021. A copy of the news release is attached to this report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended September 30, 2021 (filed herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: November 10, 2021	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: November 10, 2021	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)