Form 10-K
period 2021-12-31
FENNEC PHARMACEUTICALS INC.
filed 2022-02-28
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-32295

FENNEC PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada (State or Other Jurisdiction of Incorporation or Organization)	20-0442384 (I.R.S. Employer Identification No.)

PO Box 13628, 68 TW Alexander Drive Research Triangle Park, NC (Address of Principal Executive Offices)	27709 (Zip Code)

(919) 636-4530

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	FENC	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ◻ NO ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ◻ NO ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧ NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the registrant’s Common Shares as reported on the Nasdaq Capital Market on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $97,834,286 based upon a total of 13,420,341 shares held as of June 30, 2021 by persons believed to be non-affiliates of the registrant (for purposes of this calculation, all of the registrant’s officers, directors and 10% owners known to the registrant are deemed to be affiliates of the registrant).

As of February 25, 2022, there were 26,013,519 shares of the registrant’s Common Shares outstanding.

FENNEC PHARMACEUTICALS INC.

2021 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our actual results, performance or achievements may be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” “continue”, and other similar words are one way to identify such forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements with respect to (1) our anticipated sources and uses of cash and cash equivalents; (2) our anticipated commencement dates, completion dates and results of clinical trials; (3) our efforts to pursue collaborations with the government, industry groups or other companies; (4) our anticipated progress and costs of our clinical and preclinical research and development programs; (5) our corporate and development strategies; (6) our expected results of operations; (7) our anticipated levels of expenditures; (8) our ability to protect our intellectual property; (9) our ability to fully comply with domestic and international governmental regulation; (10) the anticipated applications and efficacy of our drug candidate; (11) our ability to obtain U.S. Food and Drug Administration (“FDA”) and similar foreign approvals for our drug candidate, (12) the nature and scope of potential markets for our drug candidate; (13) future legal liability; and (14) our ability to attract and retain key employees. All statements, other than statements of historical fact, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. We include forward-looking statements because we believe that it is important to communicate our expectations to our investors. However, all forward-looking statements are based on management’s current expectations of future events and are subject to a number of risks and uncertainties, including those discussed below in Item 1A., “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained, and we caution you not to place undue reliance on such statements. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1.      Business

Overview

Product Candidate - PEDMARKTM

Our only product candidate in the clinical stage of development is:

PEDMARKTM (a unique formulation of sodium thiosulfate (“STS”)). We have announced results of two Phase 3 clinical trials for the prevention of cisplatin induced hearing loss, or ototoxicity in children, including the pivotal Phase 3 study SIOPEL 6, “A Multicentre Open Label Randomised Phase 3 Trial of the Efficacy of Sodium Thiosulfate in Reducing Ototoxicity in Patients Receiving Cisplatin Chemotherapy for Standard Risk Hepatoblastoma,” and the proof of concept Phase 3 study in collaboration with the Children’s Oncology Group (“COG ACCL0431”) “A Randomized Phase 3 Study of Sodium Thiosulfate for the Prevention of Cisplatin-Induced Ototoxicity in Children”. COG ACCL0431 final results were published in the Lancet Oncology in 2016. SIOPEL 6 final results were published in the New England Journal of Medicine in June 2018.

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

We initiated our rolling New Drug Application (“NDA”) for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors with the FDA in December 2018. We announced that we had submitted full completion of the NDA in February 2020. The FDA set a Prescription Drug User Fee Act (“PDUFA”) target action date of August 10, 2020 for the completion of the FDA’s review. On August 10, 2020, we announced that we received a Complete Response Letter (“CRL”) from the FDA regarding our NDA for PEDMARKTM, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf. Importantly, no clinical safety or efficacy issues were identified during the review and there was no requirement for further clinical data.

In May 2021, we announced the resubmission of our NDA for PEDMARKTM and in June 2021 we further announced that the FDA accepted for filing the resubmission of our NDA and set a PDUFA target action date of November 27, 2021. On November 29, 2021, we announced that we received a CRL from the FDA regarding our NDA for PEDMARKTM, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf. We are working to fully address the CRL, and we plan to resubmit our NDA for PEDMARKTM in the first quarter of 2022.

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

The primary objectives of SIOPEL 6 were:

●	To assess the efficacy of STS to reduce the hearing impairment caused by cisplatin.
●	To carefully monitor any potential impact of STS on response to cisplatin and survival.

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

Secondary endpoints included:

●	Compare change in mean hearing thresholds.
●	Compare incidence of other Grade 3/4 toxicities (renal and hematological).
●	Monitor Event Free Survival (EFS) and Overall Survival (OS) in two groups.

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

Intellectual Property

Patents are important to developing and protecting our competitive position. Our general policy is to seek patent protection in the United States, major European countries, Japan, Canada and other jurisdictions as appropriate for our compounds and methods. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest (priority) application was filed; however, U.S. patents that issue on applications filed before June 8, 1995 may be effective until 17 years from the issue date, if that is later than the twenty-year date. In some cases, the patent term may be extended to recapture a portion of the term lost during the U.S. FDA regulatory review or because of U.S. Patent and Trademark Office (“USPTO”) delays in prosecuting the application. The duration of foreign patents varies similarly, in accordance with local law. Currently, we have licensed from OHSU one U.S. set to expire in December 2038. Further, in September 2020, a U.S. patent was issued to us that captures the unique anhydrous form of the active ingredient in our PEDMARKTM product, as well as related methods of synthesis. This patent is eligible for listing in the FDA Orange Book, and reflects our strategy to expand and diversify our intellectual property portfolio to obtain protection for our PEDMARKTM product.

On October 29, 2021, Hope Medical Enterprises, Inc. (“Hope”) filed two petitions for inter partes review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the USPTO. In its petitions, Hope seeks to invalidate our U.S. Patent No. 10,596,190 (“US ‘190”), which is exclusively in-licensed from Oregon Health & Science University (“OHSU”) and relates to a method of using our PEDMARK™ product, and our U.S. Patent No. 10,792,363 (“US ’363”), which relates to an anhydrous form of STS, which is the active pharmaceutical ingredient in our PEDMARK™ product. US ‘190 was issued on March 24, 2020.  US ‘363 was issued on October 6, 2020.  We filed preliminary responses to the petitions in February 2022, and thereafter, the PTAB has three months to decide whether to institute IPR proceedings. If the PTAB institutes one or both reviews, the final written decision(s) will be due about one year after the PTAB’s decision to institute IPR proceedings, and following additional submissions by the parties. Any appeals of a PTAB decision would delay any final outcome. We plan to vigorously defend our intellectual property rights related to PEDMARK™. However, we are unable to predict the outcome of these petitions, and an invalidation of one or both of these patents may have a material adverse effect on our ability to protect our rights in PEDMARK™ beyond the periods of marketing exclusivity for PEDMARKTM possible in the United States under Orphan Drug Designation and in Europe under European Market Exclusivity for Pediatric Use (“PUMA”). We obtained U.S. Orphan Drug Designation for the use of PEDMARKTM in the prevention of platinum-induced ototoxicity in pediatric patients in 2004. We plan to pursue PUMA upon approval of the MAA, which would allow for 10 years of market exclusivity upon PUMA approval.

On January 11, 2022, our licensor OHSU filed a Request for Supplemental Examination of US ‘190 requesting the consideration by the USPTO of certain prior art references, including references cited by Hope in its Petition for IPR that are relevant to the granted claim of the patent.  On January 28, 2022, the USPTO found that the cited references constitute a substantial new question of patentability and ordered an ex parte reexamination of the single US ‘190 claim of pursuant to 35 U.S.C. § 257.  We are unable to predict the outcome of the ex parte reexamination. If the USPTO does not uphold the ‘190 claim as granted or in amended form, our ability to protect our  PEDMARKTM  product beyond Orphan Drug Designation and PUMA may be adversely affected.

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

The term of the OHSU Agreement as amended by Amendment 1 expires on the date of the last to expire claim(s) covered in the patents licensed to us or 8 years, whichever is later. In the event a licensed product obtains regulatory approval and is covered by the Orphan Drug Designation, the parties will in good faith amend the term of the agreement. PEDMARKTM is currently protected by methods of use patent that we exclusively license from OHSU that that expire in the United States in 2038 The OHSU Agreement is terminable by either us or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. We also have the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement.

COVID-19

Our operations may be affected by the ongoing COVID-19 pandemic. The ultimate disruption that may be caused by the pandemic is uncertain; however, it may result in a material adverse impact on our financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to our product launch, which includes the ability of sales reps to communicate with oncologists, absenteeism in our labor workforce, unavailability of products and supplies used in operations, and a decline in value of our assets, including inventories, property and equipment, and marketable securities.

COVID-19 has not had a material effect on our operations to date as we have historically had a workforce which works remotely.

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

In Canada, these activities are subject to regulation by Health Canada’s Therapeutic Products Directorate (“TPD”) and the rules and regulations promulgated under the Food and Drug Act. In the United States, drugs and biological products are subject to regulation by the FDA. The FDA requires licensing of manufacturing and contract research facilities, carefully controlled research and testing of products and governmental review and approval of results prior to marketing therapeutic products. Additionally, the FDA requires adherence to current Good Laboratory Practices (“cGLP”) as well as current Good Clinical Practices (“cGCP”) during clinical testing and cGMP and adherence to labeling and supply controls. The systems of new drug approvals in Canada and the United States are substantially similar and are generally considered to be among the most rigorous in the world.

Generally, the steps required for drug approval in Canada and the United States, specifically in cancer related therapies, include:

●	Preclinical Studies: Preclinical studies, also known as non-clinical studies, primarily involve evaluations of pharmacology, toxic effects, pharmacokinetics and metabolism of a drug in animals to provide evidence of the relative safety and bioavailability of the drug prior to its administration to humans in clinical studies. A typical program of preclinical studies takes 18 to 24 months to complete. The results of the preclinical studies as well as information related to the chemistry and comprehensive descriptions of proposed human clinical studies are then submitted as part of the Investigational New Drug Application (“IND”) to the FDA, a Clinical Trial

Application to the TPD, or similar submission to other foreign regulatory bodies. This is necessary in Canada, the United States and most other countries prior to undertaking clinical studies. Additional preclinical studies are conducted during clinical development to further characterize the toxic effects of a drug prior to submitting a marketing application.
●	Phase 1 Clinical Trials: Most Phase 1 clinical trials take approximately one year to complete and are usually conducted on a small number of healthy human subjects to evaluate the drug’s safety, tolerability and pharmacokinetics. In some cases, such as cancer indications, Phase 1 clinical trials are conducted in patients rather than healthy volunteers.
●	Phase 2 Clinical Trials: Phase 2 clinical trials typically take one to two years to complete and are generally carried out on a relatively small number of patients, generally between 15 and 50, in a specific setting of targeted disease or medical condition, in order to provide an estimate of the drug’s effectiveness in that specific setting. This phase also provides additional safety data and serves to identify possible common short-term side effects and risks in a somewhat larger group of patients. Phase 2 testing frequently relates to a specific disease, such as breast or lung cancer. Some contemporary methods of developing drugs, particularly molecularly targeted therapies, do not require broad testing in specific diseases, and instead permit testing in subsets of patients expressing the particular marker. In some cases, such as cancer indications, the company sponsoring the new drug may submit a marketing application to seek accelerated approval of the drug based on evidence of the drug’s effect on a “surrogate endpoint” from Phase II clinical trials. A surrogate endpoint is a laboratory finding or physical sign that may not be a direct measurement of how a patient feels, functions or survives, but is still considered likely to predict therapeutic benefit for the patient. If accelerated approval is received, the company sponsoring the new drug must continue testing to demonstrate that the drug indeed provides therapeutic benefit to the patient.
●	Phase 3 Clinical Trials: Phase 3 clinical trials typically take two to four years to complete and involve tests on a much larger population of patients suffering from the targeted condition or disease. These studies involve conducting controlled testing and/or uncontrolled testing in an expanded patient population, numbering several hundred to several thousand patients, at separate test sites, known as multi-center trials, to establish clinical safety and effectiveness. These trials also generate information from which the overall benefit-risk relationship relating to the drug can be determined and provide a basis for drug labeling. Phase 3 trials are generally the most time consuming and expensive part of a clinical trial program. In some instances, governmental authorities, such as the FDA, will allow a single Phase 3 clinical trial to serve as a pivotal efficacy trial to support a marketing application.
●	Marketing Application: Upon completion of Phase 3 clinical trials, the pharmaceutical company sponsoring the new drug assembles all the chemistry, preclinical and clinical data and submits it to the TPD or the FDA as part of a New Drug Submission in Canada or a NDA in the United States. The marketing application is then reviewed by the applicable regulatory body for approval to market the product. The review process generally takes twelve to eighteen months.

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

While European, U.S. and Canadian regulatory systems require that medical products be safe, effective, and manufactured according to high quality standards, the drug approval process in Europe differs from that in the United States and Canada and may require us to perform additional preclinical or clinical testing regardless of whether FDA or TPD approval has been obtained. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA or TPD approval. European Union Regulations and Directives generally classify health care products either as medicinal products, medical devices or in vitro diagnostics. For medicinal products, marketing approval may be sought using either the centralized procedure of the European Agency for the Evaluation of Medicinal

Products (“EMEA”), or the decentralized, mutual recognition process. The centralized procedure, which is mandatory for some biotechnology derived products, results in an approval recommendation from the EMEA to all member states, while the European Union mutual recognition process involves country by country approval.

The NDA Approval Process

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA to support approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Fennec anticipates a waiver of the application user fee related to its NDA for PEDMARKTM.

The FDA is required to conduct a preliminary review of an NDA within the first 60 days after submission, before accepting it for filing, to determine whether it is sufficiently complete to permit a substantive review. The FDA may accept the NDA for filing, potentially refuse to file the NDA due to deficiencies but work with the applicant to rectify the deficiencies (in which case the NDA is filed upon resolution of the deficiencies) or refuse to file the NDA. The FDA must notify the applicant of a refusal to file a decision within 60 days after the original receipt date of the application. If the FDA refuses to file the NDA the applicant may resubmit the NDA with the deficiencies addressed. The resubmitted NDA is considered a new application subject to a new review goal, as described below. If the NDA is refused for filing, the FDA will refund 75 percent of the application fee. Upon resubmission, a new application fee will be required, unless the applicant is eligible for a waiver or reduction. The resubmitted application is also subject to review before the FDA accepts it for filing. Once an NDA is accepted for filing, the FDA begins an in-depth substantive review. Under PDUFA, and the FDA’s commitments under the current PDUFA reauthorization, the FDA has a goal of reviewing and acting on 90% of standard non-priority NDA applications for drugs that are not new molecular entities within ten months from the FDA’s receipt of the NDA.

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

Before approving an NDA, the FDA may inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical investigational sites to evaluate the integrity of the data and confirm compliance with cGCP.

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

The FDA also may require implementation of a Risk Evaluation and Mitigation Strategy (“REMS”), to mitigate any identified or suspected serious risks. The REMS could include a medication guide, physician communication plan, assessment plan and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

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

Physicians may prescribe FDA-approved drugs for uses that are not described in the product’s labeling and that differ from those uses tested by the manufacturer. Such off-label uses occur across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments for their individual patients. The FDA does, however, regulate manufacturers’ communications about their drug products and interprets the Federal Food, Drug, and Cosmetic Act (“FFDCA”) to prohibit pharmaceutical companies from promoting their FDA-approved drug products for uses that are not specified in the FDA-approved labeling. Companies that market drugs for off-label uses have been subject to warning letters, related costly litigation, criminal prosecution, and civil liability under the FFDCA and the False Claims Act.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), as amended by the Drug Supply Chain Security Act, which regulates the distribution of drug and drug samples at the federal level, and sets minimum standards for the registration and regulation of wholesale drug distributors by the states.

Good Clinical Practices

The FDA and other regulatory agencies promulgate regulations and standards, commonly referred to as current Good Clinical Practices, for designing, conducting, monitoring, auditing and reporting the results of clinical trials to ensure that the data and results are accurate and that the trial participants are adequately protected. The FDA and other regulatory agencies enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If our study sites fail to comply with applicable cGCP, the clinical data generated in our clinical trials may be deemed unreliable and relevant regulatory agencies may require us to perform additional clinical trials before approving our marketing applications.

Good Manufacturing Practices

The FDA and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacture of pharmaceutical and biological products prior to approving a product. If, after receiving approval from regulatory agencies, a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required. All facilities and manufacturing techniques that may be used for the manufacture of our products must comply with applicable regulations governing the production of pharmaceutical products known as Good Manufacturing Practices.

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

Pediatric Marketing Use Authorization

The PUMA approval is typically granted by the European Commission, based on a review by the European Medicines Agency, and is intended exclusively for pediatric (patients under 18 years of age) use. Such PUMA approval is ultimately valid in all countries within the European Economic Area (which excludes the United Kingdom as of February 1, 2020).

The PUMA was introduced by the EU Paediatric Regulation for medicines that are:

●	Normally contain an already authorized active ingredient;
●	Are no longer covered by a supplementary protection certificate (“SPC”) or a patent that qualifies for a SPC;
●	Are to be exclusively developed for use in children.

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

We have established relationships with contract research organizations (“CROs”), universities and other institutions, which we utilize to perform many of the day-to-day activities associated with our drug development. Where possible, we have sought to include leading scientific investigators and advisors to enhance our internal capabilities. Research and development issues are reviewed internally by our executive management and supporting scientific team.

Research and development expenses totaled $5.0 million and $5.1 million for the fiscal years ended December 31, 2021 and 2020, respectively. We have decreased slightly our research and development expenses related to PEDMARKTM as our efforts have maintained over fiscal 2020 and 2021 with a mix of pre-commercialization activities with some continued regulatory and manufacturing expenses associated with the resubmission of the NDA for PEDMARKTM in response to the CRLs discussed above under the heading “Business – Overview – Product Candidate” and elsewhere in this Annual Report.

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

Employees

At December 31, 2021, we had ten employees all of which are full time. In addition, we use independent contractors to perform certain of our daily operations.

Company Information

We incorporated under the Canada Business Corporations Act ("CBCA”) in September 1996. In August 2011, we continued from the CBCA to the Business Corporations Act (British Columbia) (the “Continuance”). We have four wholly-owned subsidiaries: Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian company, and Fennec Pharmaceuticals (EU) Limited (“Fennec Limited”), an Ireland company. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

Our corporate website is www.fennecpharma.com. We make our periodic and current reports, together with amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Members of the public may also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains the reports, proxy statements and other information that we file or furnish electronically with the SEC. The Canadian securities regulatory authorities maintain a website at www.sedar.com that contains our filings with the Canadian securities regulatory authorities. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report or any other report or information we file with the SEC or Canadian securities regulatory authorities.

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

Risks Related to Our Business

●	We have a history of significant losses and have generated de minimis licensing revenue and no revenue from the sale of products since our inception.
●	PEDMARKTM is currently our only product candidate. PEDMARKTM is still in development and there is no assurance that it will receive regulatory approval or that we will successfully develop it into a commercially viable product.
●	We may be required to conduct additional clinical trials for PEDMARKTM, which would be costly and time-consuming to complete.
●	We may require additional financing to obtain regulatory approval for and commercialize PEDMARKTM, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development, other operations, or commercialization efforts.
●	We are currently and may in the future be the target of securities litigation, which may be costly and time-consuming to defend.
●	Our business may be adversely affected by the ongoing COVID-19 pandemic.
●	Our business involves environmental risks and potential exposure to environmental liabilities.

Risks Related to the Clinical Development and Marketing Approval of Our Product Candidate

●	PEDMARKTM has not received marketing approval from the FDA or any comparable foreign authorities. These approval processes are costly, time-consuming, and inherently unpredictable, and it is possible that our applications for marketing approval will be denied.
●	Our NDA for PEDMARKTM received a CRL from the FDA in August 2020 and in November 2021, which in each case identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf.

Risks Related to Commercialization of Our Product Candidate

●	Even if we receive regulatory approvals for PEDMARKTM, it will still be subject to continued regulatory review and could be subject to labeling and other restrictions.
●	Sales of PEDMARKTM, assuming it obtains regulatory approval, will depend on reimbursement by payers and these payers are subject to pressures to contain costs. In addition, coverage and reimbursement for PEDMARKTM may be limited or unavailable in certain market segments.
●	PEDMARKTM targets diseases with small patient populations and we may not be effective at identifying patients.

●	We may not be able to gain or maintain market acceptance of PEDMARKTM among the medical community, patients, or payers.
●	If we fail to comply with applicable healthcare laws and regulations, we may be subject to investigations and civil or criminal penalties and could lose any regulatory approvals that we obtain for PEDMARKTM.
●	We have just started to build our commercial team and have limited experience in commercializing pharmaceutical products.
●	Changes in healthcare laws and regulations, as well as changes in healthcare policy, could adversely affect our business.
●	PEDMARKTM may be subject to product liability claims.

Risks Related to Third Parties

●	We rely on third parties to supply raw materials, to conduct clinical trials, and to manufacture PEDMARKTM. If these third parties fail to satisfactorily perform for us, or if they fail to comply with applicable legal and regulatory requirements, it could have a material adverse effect on our business. The above-referenced CRLs resulted from deficiencies identified by the FDA in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf.

Risks Related to Our Intellectual Property

●	PEDMARKTM is based on intellectual property exclusively licensed to us by OHSU, and the license is terminable in the event of a breach by us under the license agreement. If we were to lose our license from OHSU, we may be required to terminate any development and commercialization of PEDMARKTM.
●	If we cannot obtain new patents, maintain our existing patents, and protect our trade secrets and other intellectual property, our business and competitive position may be harmed.
●	Patent protection for PEDMARKTM may expire before we are able to realize its commercial value.
●	We are currently and may in the future be the target of patent litigation, which may be costly and time-consuming to defend.
●	Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect PEDMARKTM.
●	If we are found to be infringing third-party patents, we may be forced to pay damages and/or obtain a license. If we cannot obtain a license, we may be prevented from the development, manufacture, or commercialization of PEDMARKTM.
●	It is possible that we could lose market exclusivity for PEDMARKTM earlier than expected.

Risks Related to Our Industry

●	Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	The biotechnology and pharmaceutical industry, and in particular the field of cancer therapeutics where we are focused, is highly competitive. We face significant competition from other pharmaceutical, biopharmaceutical, and biotechnology companies, many of which have significantly greater financial, technical, and human resources than we do and may be better equipped to develop, manufacture, and market products.

Risks Related to Owning Our Common Shares

●	We may be unable to maintain the listing of our common shares on the Nasdaq Capital Market or the TSX, which would make it more difficult for shareholders to dispose of our common shares.
●	The market price of our common shares is highly volatile and could cause the value of your investment to significantly decline.
●	Our existing principal shareholders hold a substantial number of our common shares and may be able to exercise influence in matters requiring approval of our shareholders.
●	There are a large number of our common shares underlying outstanding options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our shares and result in substantial dilution to our shareholders.
●	We may need to raise additional funds in the future to continue our operations. Any equity offering could result in significant dilution to our shareholders and decrease the value of our common shares. Any debt offering will increase our financial risk.
●	We have not paid any dividends and do not anticipate declaring any dividends in the foreseeable future.
●	We may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to U.S. investors.

Risks Related to Our Business

We have a history of significant losses and have had no revenues to date through the sale of our products. If we do not generate significant revenues, we will not achieve profitability.

To date, we have been engaged primarily in research and development activities. We have had no revenues through the commercial sale of products, and we do not expect to have significant revenues until we are able to either sell our product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We have incurred significant operating losses every year since our inception in September 1996. We reported a net loss of approximately $17.2 million for the year ended December 31, 2021 and reported a net loss of approximately $18.1 million for the year ended December 31, 2020. At December 31, 2021, we had an accumulated deficit of approximately $179.5 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on activities required for regulatory approval of PEDMARKTM, commercial launch preparation of PEDMARKTM, anticipated research and development activities, and general and administrative expenses, among other factors. We have not commercially introduced any products. Our ability to attain profitability will depend upon our ability to fund and develop products that are safe, effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our product candidate and to license or otherwise market our product candidate successfully. Any revenues generated from such product, assuming it is successfully developed, marketed and sold, may not be realized for a number of years. We may never achieve or sustain profitability on an ongoing basis.

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

Based on available resources, we believe that our cash and cash equivalents of $21.1 million available as of December 31, 2021 are sufficient to fund our anticipated operating and capital requirements for at least the next 12 months, subject to approval of our NDA. Moreover, we expect to continue to incur losses for the foreseeable future as we continue our development of and seek marketing approvals for PEDMARKTM. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed. If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common shares or other securities. If we cannot raise sufficient capital when necessary, we will likely have to curtail operations and you may lose part or all of your investment.

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

Development, manufacture and marketing of our product is subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our product candidate. Our clinical studies might be delayed or halted, or additional studies might be required, for various reasons, including:

●	there is a lack of sufficient funding;
●	the drug is not effective;
●	patients experience severe side effects during treatment;
●	appropriate patients do not enroll in the studies at the rate expected;
●	drug supplies are not sufficient to treat the patients in the studies; or
●	we decide to modify the drug during testing.

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

We and our third-party manufacturers are also required to comply with the applicable cGMP regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities, which we outsource to third parties, must be approved by the FDA before they can be used to manufacture our product, and they are subject to additional FDA inspection. The CRL that we received from the FDA in August, 2020 and in November, 2021 as a result of deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf is a specific example of the risks associated with our third-party manufacturers.

If we fail to comply with any of the FDA’s continuing regulations, or any other regulations under which we may be required to comply outside of the United States, we could be subject to reputational harm and sanctions, including:

●	delays, warning letters and fines;
●	product recalls or seizures and injunctions on sales;
●	refusal of the FDA, or other regulators, to review pending applications;
●	total or partial suspension of production;
●	withdrawals of previously approved marketing applications; and
●	civil penalties and criminal prosecutions.

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

The value of our technology will depend in part upon our ability, and those of our collaborators, to obtain patent protection or licenses to patents, maintain trade secret protection and operate without infringing on the rights of third parties. Although we have successfully pursued patent applications in the past, it is possible that:

●	some or all of our pending patent applications, or those we have licensed, may not be allowed;
●	proprietary products or processes that we develop in the future may not be patentable;
●	any issued patents that we own or license may not provide us with any competitive advantages or may be successfully challenged by third parties; or

●	the patents of others may have an adverse effect on our ability to do business.

It is not possible for us to be certain that we are the original and first creator of inventions encompassed by our pending patent applications or that we were the first to file patent applications for any such inventions. Further, any of our patents, once issued, may be declared by a court to be invalid or unenforceable.

PEDMARKTM is currently protected by methods of use patent that we exclusively licensed from OHSU that expires in the United States in 2038 and a patent owned by us that expires in 2039. Further, patents are currently pending in the United States and other territories. In addition, periods of marketing exclusivity for PEDMARKTM may also be possible in the United States under orphan drug status and in Europe under PUMA.

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

PEDMARKTM is currently covered by “method of use” patent and “composition of matter” patent. “Method of use” patents cover the use of certain compounds to treat specific conditions and “composition of matter” patents cover the chemical composition of the compound. Method of use patents provide less protection than composition of matter patents because of the possibility of off-label competition if other companies develop or market the compound for other uses. If another company markets a drug that we expect to market under the protection of a method of use patent, physicians may prescribe the other company’s drug for use in the indication for which we obtain approval and have a patent, even if the other company’s drug is not approved for such an indication. Off-label use and sales could limit our sales and exert pricing pressure on any product we develop covered only by method of use patents. Also, it may be more difficult to find a collaborator to license or support the development of our product candidate that is only covered by method of use patents.

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

We plan to continue to rely on contract manufacturers for the foreseeable future to produce quantities of products and substances necessary for research and development, preclinical trials, human clinical trials and product commercialization, and to perform their obligations in a timely manner and in accordance with applicable government regulations. If we develop any product with commercial potential, we will need to develop the facilities to independently manufacture such product or products or secure arrangements with third parties to manufacture them. We may not be able to independently develop manufacturing capabilities or obtain favorable terms for the manufacture of our product. While we intend to contract for the commercial manufacture of our product candidate, we may not be able to identify and qualify contractors or obtain favorable contracting terms. We or our contract manufacturers may also fail to meet required manufacturing standards, which could result in delays or failures in product delivery, increased costs, injury or death to patients, product recalls or withdrawals and other problems that could significantly hurt our business. The CRL that we received from the FDA in August 2020 and November 2021as a result of deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf is a specific example of the risks associated with our third-party manufacturers. We intend to maintain a second source for back-up commercial manufacturing, wherever feasible. However, if a replacement to our future internal or contract manufacturers were required, the ability to establish second-sourcing or find a replacement manufacturer may be difficult due to the lead times generally required to manufacture drugs and the need for FDA compliance inspections and approvals of any replacement manufacturer, all of which factors could result in production delays and additional commercialization costs. Such lead times would vary based on the situation but might be twelve months or longer.

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

On February 10, 2020, we submitted an NDA to the FDA for PEDMARKTM for the prevention of ototoxicity associated with cisplatin chemotherapy in pediatric patients ≥1 month to 18 years of age with localized, non-metastatic, solid tumors. On April 10, 2020, we received notification from the FDA that the NDA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of August 10, 2020. On August 10, 2020, we received a CRL from the FDA. According to the CRL, after recent completion of a pre-approval inspection of the manufacturing facility of our drug product manufacturer, the FDA identified deficiencies that are required to be resolved prior to the approval of PEDMARK™.  In May 2021, we announced the resubmission of our NDA for PEDMARKTM and in June 2021 we further announced that the FDA accepted for filing the resubmission of our NDA and set a PDUFA target action date of November 27, 2021. On November 29, 2021, we received a CRL from the FDA. Similar to the previous CRL, after recent completion of a pre-approval inspection of the manufacturing facility of our drug product manufacturer, the FDA identified deficiencies that are required to be resolved prior to the approval of PEDMARK™.  We anticipate resubmitting an NDA in the first quarter of 2022. If the FDA determines based on the inspection by FDA officials and do not recommend approval relative to the drug product manufacturing facility, or if information deemed necessary by the FDA cannot be provided as part of our NDA submission or during the review period as deemed appropriate on a timely basis, such events could further delay the progress of our NDA and could require additional actions that we cannot complete during the review period, which may adversely impact our business. If our NDA for PEDMARKTM is ultimately not approved by the FDA, we would not be able to commercialize PEDMARKTM, which would have a material adverse effect on our business.

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

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security purchasers have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like us have experienced significant stock price volatility in recent years. Specifically, we were named in putative securities class action complaints as a result of the decline in our stock price following the August 10, 2020 announcement that we had received a CRL from the FDA regarding our NDA for PEDMARK™ and as result of the decline in our stock price following the November 29, 2021 announcement that we expected to receive another CRL from the FDA regarding our NDA for PEDMARK™. Regardless of the outcome of this or future litigation, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer. Our insurance coverage may be insufficient to cover all legal fees, judgments or settlements. If the outcome of any such litigation is unfavorable, it could result in us paying significant damages or settlement payments, which could have a material adverse effect on our financial condition.

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

The COVID-19 pandemic is affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. As a result of “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19, many companies, including our own, have implemented work-from-home policies for their employees. The effects of these stay at home orders and work-from-home policies may negatively impact productivity, resulting in delays in our product launch. The extent of the impact on our operations depends in part on the time these restrictions remain in place, and whether restrictions are reinstated as a result of a rising surge in COVID-19 cases. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition. Possible effects may include, but are not limited to, disruption to our product launch, which includes the ability of sales reps to communicate with oncologists, absenteeism in our labor workforce, unavailability of products and supplies used in operations, and a decline in value of our assets, including inventories, property and equipment, and marketable securities.

The spread of COVID-19 has also led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to capital and increases economic uncertainty. To the extent the COVID-19 pandemic adversely affects our business, financial results and value of our common shares, it may also affect our ability to access capital and obtain financing, which could in the future negatively affect our liquidity and ability to continue as a going concern.

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

Our current product candidate has not gained marketing approval for sale in the United States or any other country, and we cannot guarantee that we will ever have any marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our product candidate in a timely manner. We cannot commercialize our product candidate in the United States without first obtaining approval from the FDA to market our product candidate. Similarly, we cannot commercialize our product candidate outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidate could fail to receive marketing approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	the FDA or comparable foreign regulatory authorities may find the human subject protections for our clinical trials inadequate and place a clinical hold on an IND at the time of its submission precluding commencement of any trials or a clinical hold on one or more clinical trials at any time during the conduct of our clinical trials;
●	the FDA could determine that we cannot rely on Section 505(b)(2) of the FFDCA for our product candidate;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the FDA could determine that our application relies, or must rely, upon a listed drug or drugs that we a failed to identify or that approval of our 505(b)(2) application for our product candidate is blocked by patent or non-patent exclusivity of the listed drug or drugs;
●	the data collected from clinical trials of our product candidate may not be sufficient to obtain marketing approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may find inadequate the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies (for example, see the discussion elsewhere concerning the CRL we received from the FDA in August, 2020); and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval.

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the United States, it is necessary to submit and obtain approval of an NDA from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission of an NDA, but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate generally must be inspected by the FDA to ensure compliance with the applicable cGMP requirements (for example, see the discussion elsewhere concerning the CRL we received from the FDA in August, 2020). The FDA and the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, cGCP.

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

If the FDA approves our product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations and cGCP for any clinical trials that we conduct post-approval. Any marketing approvals that we receive for our product candidate may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy.

Later discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency, or with manufacturing operations or processes, or failure to comply with regulatory requirements, or evidence of acts that raise questions about the integrity of data supporting the product approval, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	fines, warning letters, or holds on clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products; and
●	injunctions or the imposition of civil or criminal penalties.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of our drug candidates if it obtains marketing approval. Our current and future arrangements with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, and its implementing regulations, which imposed annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, where failure to submit timely, accurately and completely the required information for all covered payments, transfers of value and ownership or investment interests may result in civil monetary penalties; and
●	analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws and judicial decisions, or new interpretations of existing laws or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, financial condition, results of operations and prospects. There is significant interest in promoting healthcare reform. Among other things, healthcare reform may contain provisions that may reduce the profitability of drug products, including, for example, revising the methodology by which rebates owed by manufacturers for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, extending the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans, imposing mandatory discounts for certain Medicare Part D beneficiaries, and subjecting drug manufacturers to payment of an annual fee.

We expect that healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product if it is approved for marketing. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or commercialize our drugs.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

●	the demand for our product candidate;
●	our ability to set a price that we believe is fair for our product candidate;
●	our ability to obtain coverage and reimbursement approval for our product candidate;
●	our ability to generate revenues and achieve or maintain profitability; and
●	the level of taxes that we are required to pay.

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

Even if we obtain marketing approval for PEDMARKTM, it may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community. Market acceptance of PEDMARKTM depends on a number of factors, including:

●	the timing of market introduction;
●	its efficacy and safety, as demonstrated in clinical trials;
●	the clinical indications for which it is approved, and the label approved by regulatory authorities for use with the product, including any precautions, warnings or contraindications that may be required on the label;
●	acceptance by physicians, key opinion leaders and patients of PEDMARKTM as a safe and effective treatment;
●	the cost, safety and efficacy of treatment in relation to alternative treatments;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the number and clinical profile of competing products;
●	the growth of drug markets in our various indications;
●	relative convenience and ease of administration;
●	marketing and distribution support;
●	the prevalence and severity of adverse side effects; and
●	the effectiveness of our sales and marketing efforts.

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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is, among other things:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Many of our potential competitors have significantly greater financial, manufacturing, marketing, development, technical and human resources than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing clinical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established companies may also invest heavily to accelerate discovery and development of compounds that could make our product candidate obsolete. As a result of all of these factors, maintaining orphan drug designation for our product candidate is essential to our viability since our competitors may, among other things:

●	have greater name and brand recognition, financial, manufacturing, marketing, development, technical and human resources;
●	develop and commercialize products that are safer, more effective, less expensive, or more convenient or easier to administer;
●	obtain quicker marketing approval;
●	establish superior proprietary positions;
●	have access to more manufacturing capacity as well as to more cost-effective manufacturing capacity;
●	implement more effective approaches to sales and marketing; or
●	form more advantageous strategic alliances.

Should any of these events occur, our business, financial condition, results of operations, and prospects could be materially adversely affected. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

We believe that our ability to successfully compete will depend on our ability to maintain orphan drug designation as well as:

●	our ability to design and successfully execute appropriate clinical trials;
●	our ability to recruit and enroll patients for our clinical trials;
●	the results of our clinical trials and the efficacy and safety of our product candidate;

●	the speed at which we develop our product candidate;
●	achieving and maintaining compliance with regulatory requirements applicable to our business;
●	the timing and scope of regulatory approvals, including labeling;
●	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare and Medicaid;
●	our ability to protect intellectual property rights related to our product candidate;
●	our ability to commercialize and market our product candidate if it obtains marketing approval;
●	our ability to manufacture and sell commercial quantities of any approved our product candidate;
●	acceptance of our product candidate by physicians, other healthcare providers and patients; and
●	the cost of treatment in relation to alternative therapies.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States with the potential for an additional six months under pediatric orphan drug status. Maintaining orphan drug designation for PEDMARKTM may be important to its success. Even with orphan drug designation, we may not be able to maintain it. For example, if a competitive product that treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any orphan drug designation we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug designation. Orphan drug designation for PEDMARKTM also will not bar the FDA from approving another STS drug product for another indication. In the United States, reforms to the Orphan Drug Act, if enacted, could also materially affect our ability to maintain orphan drug designation for PEDMARKTM for cisplatin induced ototoxicity in pediatric cancer.

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

The facilities used by our current contract manufacturers and any future manufacturers to manufacture our product candidate must be inspected by the FDA during the review of our NDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements, known as cGMP, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, the FDA may refuse to approve our NDA. The CRLs that we received from the FDA in August 2020 and November 2021, as a result of deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf is a specific example of the risks associated with our third-party manufacturers. If the FDA or a comparable foreign regulatory authority does not approve our NDA because of concerns about the manufacture of our product candidate or if significant manufacturing issues arise in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop our product candidate, to obtain marketing approval of our NDA or to continue to market our product candidate, if approved. Although we are ultimately responsible for ensuring compliance with these regulatory requirements, we do not have day-to-day control over a contract manufacturing organization (“CMO”) or other third-party manufacturer’s compliance with applicable laws and regulations, including cGMP and other laws and regulations, such as those related to environmental health and safety matters. Any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidate or that obtained approvals could be revoked, which would adversely affect our business and reputation. In addition, third-party contractors, such as our CMOs, may elect not to continue to work with us due to factors beyond our control. Although we have contracts in place, they may also refuse to work with us because of their own financial difficulties, business priorities or other reasons, at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

On August 10, 2020, we received a CRL. According to the CRL, after recent completion of a pre-approval inspection of the manufacturing facility of our drug product manufacturer, the FDA identified deficiencies resulting in a Form 483, which is a list of conditions or practices that are required to be resolved prior to the approval of PEDMARK™. Similarly, on November 29, 2021, we received another CRL due to a pre-approval inspection of the manufacturing facility of our drug product manufacturer in which the FDA again identified deficiencies resulting in a Form 483, which is a list of conditions or practices that are required to be resolved prior to the approval of PEDMARK™. We anticipate resubmitting an NDA in the first quarter of 2022. If the FDA determines based on the inspection by FDA officials and do not recommend approval relative to the drug product manufacturing facility, or if information deemed necessary by the FDA cannot be provided as part of our NDA submission or during the review period as deemed appropriate on a timely basis, such events could further delay the progress of our NDA and could require additional actions that we cannot complete during the review period, which may adversely impact our business. If our NDA for PEDMARKTM is ultimately not approved by the FDA, we would not be able to commercialize PEDMARKTM, which would have a material adverse effect on our business.

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

Clinical trials must meet applicable FDA and foreign regulatory requirements. We do not have the ability to independently conduct clinical trials for our product candidate. We expect to rely on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories, to conduct all of our clinical trials of our product candidate; however, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol. Moreover, the FDA and other foreign regulatory authorities require us to comply with IND and human subject protection regulations and cGCP standards, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. Regulatory authorities enforce these cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable cGCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There is no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process.

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

If a third-party claims that we infringe its patents, any of the following may occur:

●	we may be required to pay substantial financial damages if a court decides that our technologies infringe a competitor’s patent, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of our product and intellectual property rights;
●	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and
●	we may have to redesign our product so that it does not infringe others’ patent rights, which may not be possible or could require substantial funds or time and require additional studies.

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

As discussed above under the heading “Business – Overview – Product Candidate,” on October 29, 2021, Hope Medical Enterprises, Inc. (“Hope”) filed two petitions for inter partes review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the USPTO. In its petitions, Hope seeks to invalidate our U.S. Patent No. 10,596,190 (“US ‘190”), which is exclusively in-licensed from Oregon Health & Science University (“OHSU”) and relates to a method of using our PEDMARK™ product, and our U.S. Patent No. 10,792,363 (“US ’363”), which relates to an anhydrous form of STS, which is the active pharmaceutical ingredient in our PEDMARK™ product. US ‘190 was issued on March 24, 2020.  US ‘363 was issued on October 6, 2020.  We filed preliminary responses to the petitions in February 2022, and thereafter, the PTAB has three months to decide whether to institute IPR proceedings. If the PTAB institutes one or both reviews, the final written decision(s) will be due about one year after the PTAB’s decision to institute IPR proceedings, and following additional submissions by the parties. Any appeals of a PTAB decision would delay any final outcome. We plan to vigorously defend our intellectual property rights related to PEDMARK™. However, we are unable to predict the outcome of these petitions, and an invalidation of one or both of these patents may have a material adverse effect on our ability to protect our rights in PEDMARK™ beyond the market exclusivity granted from Orphan Drug Designation and PUMA.

On January 11, 2022, our licensor OHSU filed a Request for Supplemental Examination of US ‘190 requesting the consideration by the USPTO of certain prior art references, including references cited by Hope in its Petition for IPR that are relevant to the granted claim of the patent.  On January 28, 2022, the USPTO found that the cited references constitute a substantial new question of patentability and ordered an ex parte reexamination of the single US ‘190 claim of pursuant to 35 U.S.C. § 257.  We are unable to predict the outcome of the ex parte reexamination. If the USPTO does not uphold the ‘190 claim as granted or in amended form, our ability to protect our  PEDMARKTM  product beyond the market exclusivity granted from Orphan Drug Designation and PUMA may be adversely affected.

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

Moreover, the patent positions of pharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles are evolving and remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

●	we or our licensors were the first to make the inventions covered by each of our issued patents and pending patent applications;
●	we or our licensors were the first to file patent applications for these inventions;

●	any of the patents that cover our product candidate will be eligible to be listed in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book;
●	others will independently develop similar or alternative technologies or duplicate any of our technologies;
●	any of our or our licensors’ pending patent applications will result in issued patents;
●	any patents issued to us or our licensors and collaborators will provide us with any competitive advantages, or will be challenge by third parties;
●	we will develop additional proprietary technologies that are patentable;
●	the United States government will exercise any of its statutory rights to our intellectual property that was developed with government funding; or
●	our business may infringe the patents or other proprietary rights of others.

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

Competitors may infringe our patents or other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, directly or through our licensors, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or of our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents or the patents we license at risk of being invalidated or interpreted narrowly and could put our or our licensors’ patent applications at risk of not issuing.

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

Our commercial success depends in part on us not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex-parte review and inter partes reexamination and post-grant review proceedings before the USPTO and corresponding foreign patent offices. Numerous United States and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product candidate. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidate may be subject to claims of infringement of the patent rights of third parties. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

●	infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business;
●	substantial damages for past infringement, which we may have to pay if a court decides that our product infringes on a competitor’s patent;
●	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which the collaborator would not be required to do;
●	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
●	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidate. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time-consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us bring our product candidate to market.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to make products that are similar to our product candidate but that are not covered by the claims of the patents that we license from others or may license or own in the future;
●	Others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;
●	Any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we license or will, in the future, own or license;
●	Issued patents that have been licensed to us may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	Our competitors might conduct research and development activities in countries where we do not have license rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	Ownership of patents or patent applications licensed to us may be challenged by third parties;
●	The patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

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

The outcome of clinical testing is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. In addition, regulations are not static, and regulatory agencies, including the FDA, alter their staff, interpretations and practices and may in the future impose more stringent requirements than are currently in effect, which may adversely affect our planned drug development and/or our commercialization efforts. Satisfying regulatory requirements typically takes a significant number of years and can vary substantially based on the type, complexity and novelty of the product candidate. Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials. Factors that could impede our ability to generate commercially viable products through the conduct of clinical trials include:

●	insufficient funds to conduct clinical trials;
●	the inability to find partners, if necessary, for support, including research, development, manufacturing or clinical needs;
●	the failure of tests or studies necessary to submit an NDA, such as clinical studies, bioequivalence studies in support of a 505(b)(2) regulatory filing, or stability studies;
●	the failure of clinical trials to demonstrate the safety and efficacy of our product candidate to the extent necessary to obtain regulatory approvals;
●	the failure by us or third-party investigators, CROs, or other third parties involved in the research to adhere to regulatory requirements applicable to the conduct of clinical trials;
●	the failure of preclinical testing and early clinical trials to predict results of later clinical trials;
●	any delay in completion of clinical trials caused by a regional disturbance where we or our collaborative partners are enrolling patients in clinical studies, such as pandemic, terrorist activities, or war, or political unrest, a natural disaster or any other reason or event, resulting in increased costs;
●	any delay in obtaining advice from the FDA or similar regulatory authorities; and

●	the inability to obtain regulatory approval of our product candidate following completion of clinical trials, or delays in obtaining such approvals.

There can be no assurance that if our clinical trials are successfully initiated and completed, we will be able to obtain approval by the FDA in the U.S. or similar regulatory authorities elsewhere in the world in a timely manner, if at all. For example, as described elsewhere, we received a CRL from the FDA in August, 2020 and November 2021, regarding our NDA for PEDMARKTM, stating that it was unable to approve the application in its current form based on deficiencies identified by the FDA after completion of a pre-approval inspection of the manufacturing facility of our third-party drug product manufacturer. Even if we are successful in resolving some or all of the matters raised by the FDA in the CRL, there is significant risk that we will be unable to obtain FDA approval for PEDMARKTM on a timely basis or at all. If we fail to successfully develop and commercialize PEDMARKTM we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

Delisting from the Nasdaq Capital Market or the TSX would make it more difficult for shareholders to dispose of our common shares and more difficult to obtain accurate quotations on our common shares. This could have an adverse effect on the price of our common shares. There can be no assurances that a market maker will make a market in our common shares on the OTCBB or any other stock quotation system after delisting. Furthermore, securities quoted over-the-counter generally have significantly less liquidity than securities traded on a national securities exchange, not only in the number of shares that can be bought and sold, but also through delays in the timing of transactions and lower market prices than might otherwise be obtained. As a result, shareholders might find it difficult to resell shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common shares, our common shares are more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the limited market and low trading volume of our common shares.

The market price of our common shares is highly volatile and could cause the value of your investment to significantly decline.

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time-to-time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From January 1, 2018 to February 25, 2022, the closing trading price of our stock fluctuated from a high of $18.45 Canadian dollars (“CAD”) per share to a low of CAD$4.38 per share on the TSX. From September 13, 2017 (the date our common shares were first listed on the Nasdaq Capital Market) to February 25, 2022, the closing trading price of our stock fluctuated from a high of $14.33 per share to a low of $3.30 on the Nasdaq Capital Market. Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

The market price of our common shares may be significantly affected by many factors, including without limitation:

●	the development of our sole product candidate, PEDMARKTM;
●	the need to raise additional capital and the terms of any transaction we are able to enter into;
●	other external factors generally or stock market trends in the pharmaceutical or biotechnology industries specifically;
●	announcements of licensing agreements, joint ventures, collaborations or other strategic alliances that involve our product or those of our competitors;
●	innovations related to our or our competitors’ products;
●	actual or potential clinical trial results related to our or our competitors’ products;
●	the status, timing and outcome of regulatory approvals;
●	our financial results or those of our competitors;
●	reports of securities analysts regarding us or our competitors;
●	developments or disputes concerning our licensed or owned patents or those of our competitors;
●	developments with respect to the efficacy or safety of our product or those of our competitors; and
●	health care reforms and reimbursement policy changes nationally and internationally.

Our existing principal shareholders hold a substantial number of our common shares and may be able to exercise influence in matters requiring approval of our shareholders.

At February 25, 2022, our current shareholders separately representing more than 5% ownership of our common shares collectively represented beneficial ownership of approximately 40.28% of our common shares. In particular, Southpoint Capital Advisors LP (“Southpoint Capital”) owns or exercises control over approximately 4.0 million shares, representing approximately 15.67% of our issued and outstanding common shares; Essetifin SpA, owns approximately 4.0 million shares, or approximately 15.35% of our issued and outstanding common shares; and Sonic Fund II, LP, owns approximately 2.4 million shares, or approximately 9.25% of our issued and outstanding common shares. Southpoint Capital, Essetifin SpA, Sonic Fund II, LP, and our other significant shareholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our shareholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These shareholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our Company, which could adversely affect the market price of our common shares or deprive our other shareholders of an opportunity to receive a premium for our common shares as part of a sale of our Company.

There are a large number of our common shares underlying outstanding options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our shares and result in substantial dilution to the holders of our common shares.

The sale or issuance of a substantial amount of our common shares in the future could cause the market price of our common shares to decline. It may also impair our ability to obtain additional financing. At February 25, 2022, we had outstanding warrants to purchase approximately 0.04 million shares of our common shares at an exercise price of $6.80 per common share. In addition, at February 25, 2022, there were approximately 4.3 million common shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $5.13 per common share. We may also issue further warrants as part of any future financings in addition to the additional 2.2 million options to acquire our common shares currently remaining and available for future awards under our stock option plan.

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

As part of the evaluation undertaken by management pursuant to Section 404, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

Risks Related to Bridge Bank Debt Facility

We may be unable to maintain the covenants in the Bridge Bank Facility which could have a material adverse effect on the Company’s business

Failure to resubmit the NDA by March 31, 2022 or obtain approval by September 30, 2022 or other events of default allow Bridge Bank to declare the facility immediately due and payable which may have a material adverse effect on the Company’s business. The Company currently has $5.0 million funded under the Bridge Bank facility.

Item 1B.      Unresolved Staff Comments

None.

Item 2.      Properties

We have an operating lease in Research Triangle Park, North Carolina utilizing small space within a commercial building. The operating lease has payments of $400 per month with no scheduled increases. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due.

On January 23, 2020, we entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at in Hoboken, New Jersey. Per the terms of the Office Service Agreement, the monthly rent payments are $1,150. The Office Service Agreement had an initial term of January 27, 2020 to July 31, 2020 and thereafter automatically renews for successive six-month periods. Either party is able to terminate the agreement by providing no less than three months’ advance written notice of termination.

Item 3.      Legal Proceedings

Chapman et al.

On September 2, 2020, a putative class action lawsuit, Chapman v. Fennec Pharmaceuticals Inc., was filed against us, our Chief Executive Officer, Rostislav Raykov, and our Chief Financial Officer, Robert Andrade, in the United States District Court for the Middle District of North Carolina. The complaint alleged that prior to our August 10, 2020 receipt of a CRL from the FDA concerning our NDA for PEDMARKTM, we made materially false or misleading statements and failed to disclose material facts about the status of our PEDMARKTM manufacturing facility, the facility’s compliance with cGMP, and the impact its status and compliance would have on regulatory approval for PEDMARKTM. On December 3, 2020, the court appointed a lead plaintiff to represent the putative class. On February 1, 2021, the lead plaintiff filed an amended complaint. The amended complaint added members of our Board of Directors as defendants, asserts a putative class period from December 10, 2018 through August 10, 2020, makes allegations similar to those in the original complaint, and claims the defendants violated Section 10(b) of the Exchange Act. On March 3, 2021, we and the other defendants filed a motion to dismiss the amended complaint. On April 2, 2021, plaintiffs filed an opposition to the motion. On April 16, 2021, we and the other defendants filed a reply brief in support of the motion. On December 16, 2021, the Magistrate Judge on the motion entered an order recommending that our motion to dismiss be compliant.   Plaintiffs filed objections to the Magistrate Judge’s recommendation on January 24, 2022, and Defendants filed their response on February 3, 2022.  The parties are currently awaiting a decision from the U.S. District Court Judge as to whether it will accept the Magistrate Judge’s recommendation.

We believe that the suit is without merit and intend to defend it vigorously. We cannot predict the outcome of this suit. Failure by us to obtain a favorable resolution of the suit could have a material adverse effect on our business, results of operations and financial condition. We have not recorded a liability as of December 31, 2021, because we believe a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

Jeffrey D. Fisher

On February 9, 2022, plaintiff Jeffrey D. Fisher filed a putative federal securities class action against the Company and its CEO and CFO in the United States District Court for the Middle District of North Carolina, captioned Fisher v. Fennec Pharmaceuticals et al., Case No. 1:22-cv-115 (M.D.N.C.). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making materially false and misleading statements or omissions regarding the status of its PEDMARKTM manufacturing facility, the facility’s compliance with cGMP, and the impact its status and compliance would have on regulatory approval for PEDMARKTM in the period leading up to the Company’s November 29, 2021 receipt of a Complete Response Letter for a subsequent NDA for PEDMARKTM.  The complaint seeks an unspecified amount of compensatory damages and other relief on behalf of persons who purchased the Company’s common stock from May 28, 2021 and November 26, 2021.

We believe that the suit is without merit and intend to defend it vigorously. We cannot predict the outcome of this suit. Failure by us to obtain a favorable resolution of the suit could have a material adverse effect on our business, results of operations and financial condition.

Hope Medical Enterprises, Inc.

On October 29, 2021, Hope Medical Enterprises, Inc. (“Hope”) filed two petitions for inter partes review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the USPTO. In its petitions, Hope seeks to invalidate our U.S. Patent No. 10,596,190 (“US ‘190”), which is exclusively in-licensed from Oregon Health & Science University (“OHSU”) and relates to a method of using our PEDMARK™ product, and our U.S. Patent No. 10,792,363 (“US ’363”), which relates to an anhydrous form of STS, which is the active pharmaceutical ingredient in our PEDMARK™ product.

US ‘190 was issued on March 24, 2020.  US ‘363 was issued on October 6, 2020.  We filed preliminary responses to the petitions in February 2022, and thereafter, the PTAB has three months to decide whether to institute IPR proceedings. If the PTAB institutes one or both reviews, the final written decision(s) will be due about one year after the PTAB’s decision to institute IPR proceedings, and following additional submissions by the parties. Any appeals of a PTAB decision would delay any final outcome. We plan to vigorously defend our intellectual property rights related to PEDMARK™. However, we are unable to predict the outcome of these petitions, and an invalidation of one or both of these patents may have a material adverse effect on our ability to protect our rights in PEDMARK™ beyond the market exclusivity granted upon approval in the U.S. under Orphan Drug Designation and in the EU under PUMA.

On January 11, 2022, our licensor OHSU filed a Request for Supplemental Examination of US ‘190 requesting the consideration by the USPTO of certain prior art references, including references cited by Hope in its Petition for IPR that are relevant to the granted claim of the patent.  On January 28, 2022, the USPTO found that the cited references constitute a substantial new question of patentability and ordered an ex parte reexamination of the single US ‘190 claim of pursuant to 35 U.S.C. § 257.  We are unable to predict the outcome of the ex parte reexamination. If the USPTO does not uphold the ‘190 claim as granted or in amended form, our ability to protect our  PEDMARKTM  product beyond the market exclusivity granted upon approval in the U.S. under Orphan Drug Designation and in the EU under PUMA may be adversely affected.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares currently trade in the U.S. on the Nasdaq Capital Market under the trading symbol “FENC” and in Canada on the TSX under the trading symbol “FRX”. The following table sets forth the quarterly high and low market closing prices and average daily trading volume on the Nasdaq Capital Market and the TSX for the two most recent full fiscal years:

	Nasdaq Capital Market			Toronto Stock Exchange
	(in U.S. dollars)			(in Canadian dollars)
Fiscal 2021:	High $	Low $	Volume	High $	Low $	Volume
Quarter ended 12/31/21	$10.01	$3.89	147,722	$13.25	$5.01	1,261
Quarter ended 09/30/21	9.62	6.21	52,014	12.18	8.13	871
Quarter ended 06/30/21	7.85	5.96	193,373	9.69	7.28	868
Quarter ended 03/31/21	$8.68	$6.21	80,389	$11.20	$7.79	1,369

Fiscal 2020:	High $	Low $	Volume	High $	Low $	Volume
Quarter ended 12/31/20	$8.55	$5.99	120,722	$11.24	$8.00	775
Quarter ended 09/30/20	10.17	5.19	418,223	13.51	6.54	2,640
Quarter ended 06/30/20	9.39	5.43	216,324	12.70	8.00	1,144
Quarter ended 03/31/20	$8.10	$4.89	64,745	$10.79	$6.91	1,113

As of February 25, 2022, the last reported sale on the TSX was CAD$6.96 per share and the last reported sale on the Nasdaq Capital Market was $5.43 per share.

Record Holders

As of February 25, 2022, there were approximately 29 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited (“CDS”). All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

U.S. Holders

For purposes of this summary, the term “U.S. Holder” means a beneficial owner of our common shares that is for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States (as determined under U.S. federal income tax rules);
●	a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or of any political subdivision of the United States;
●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

●	a trust that (i) is subject to the primary supervision of a court within the United States and the control of one or more U.S. persons for all substantial decisions or (ii) has a valid election in effect under applicable United States Treasury Regulations to be treated as a U.S. person.

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

Certain U.S. Holders Not Addressed

This summary does not address the U.S. federal income tax considerations applicable U.S. Holders that are subject to special provisions under the Code, including, but not limited to, U.S. Holders that:

●	are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts;
●	are financial institutions, underwriters, insurance companies, real estate investment trusts, or regulated investment companies;
●	are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method;
●	have a “functional currency” other than the U.S. dollar;
●	own common shares as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other arrangement involving more than one position;
●	acquired common shares in connection with the exercise of employee stock options or otherwise as compensation for services;
●	hold common shares other than as a capital asset within the meaning of section 1221 of the Code (generally, property held for investment purposes);
●	are partnerships or other “pass-through” entities for U.S. federal income tax purposes (or investors in such partnerships or entities);
●	own, have owned, or will own (directly, indirectly, or by attribution) 10% or more of the total combined voting power of the outstanding shares of your company;
●	are U.S. expatriates who are former citizens or long-term residents of the United States;
●	have been, are, or will be residents or deemed to be residents in Canada for purposes of the Income Tax Act (Canada) (the “Tax Act”);

●	use or hold, will use or hold, or that are or will be deemed to use or hold common shares in connection with carrying on a business in Canada;
●	are persons whose common shares constitute “taxable Canadian property” under the Tax Act; or
●	have a permanent establishment in Canada for the purposes of the Canada-U.S. Tax Convention.

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

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We initiated our rolling NDA for PEDMARKTM for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors with the FDA in December 2018. We announced that we had submitted full completion of the NDA in February 2020. The FDA set a PDUFA target action date of August 10, 2020 for the completion of the FDA’s review. On August 10, 2020, we announced that we received a CRL from the FDA regarding our NDA for PEDMARKTM, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf. Importantly, no clinical safety or efficacy issues were identified during the review and there is no requirement for further clinical data. In May 2021, we announced the resubmission of our NDA for PEDMARKTM and in June 2021 we further announced that the FDA accepted for filing the resubmission of our NDA and set a PDUFA target action date of November 27, 2021. On November 29, 2021, we announced that we received a CRL from the FDA regarding our NDA for PEDMARKTM, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf. We are working closely with the FDA to fully address the CRL, and we plan to resubmit our NDA for PEDMARKTM in the first quarter of 2022.

In August 2018, the PDCO of the EMA accepted our PIP for sodium thiosulfate with the trade name Pedmarqsi for the condition of the prevention of platinum-induced hearing loss. An accepted PIP is a prerequisite for filing a MAA for any new medicinal product in Europe. The indication targeted by our PIP is for the prevention of platinum-induced ototoxic hearing loss for standard risk hepatoblastoma (SR-HB). Additional tumor types of the proposed indication will be subject to the CHMP assessment at the time of the MAA. No deferred clinical studies were required in the positive opinion given by PDCO. We were also advised that sodium thiosulfate (tradename to be determined) is eligible for submission of an application for a PUMA. A PUMA is a dedicated marketing authorization covering the indication and appropriate formulation for medicines developed exclusively for use in the pediatric population and provides data and market protection up to 10 years. Therefore, this decision allows us to proceed with the submission of a PUMA in the European Union (EU) with incentives of automatic access to the centralized procedure and up to 10 years of data and market protection. In February 2020, we announced that we had submitted a MAA for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors.

We have not received and do not expect to have significant revenues from our product candidate until we are either able to sell our product candidate after obtaining applicable regulatory approvals or we establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue. We generated a net loss of $17.4 million for the year ended December 31, 2021. We generated a net loss of approximately $18.1 million for the year ended December 31, 2020. As of December 31, 2021, our accumulated deficit was approximately $179.6 million.

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

On February 1, 2019, our wholly owned subsidiary, Fennec Pharmaceuticals, Inc., entered into a Loan and Security Agreement (the “Bridge Bank Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation (“Bridge Bank”), pursuant to which Bridge Bank agreed to loan $12,500 to Fennec Pharmaceuticals, Inc., to be made available upon NDA approval of PEDMARKTM by the FDA no later than September 30, 2020. The Bridge Bank Loan and Security Agreement was amended on June 25, 2020 to increase the total potential amount of the loan to $18,000 and to extend the outside date to receive NDA approval of PEDMARKTM to December 31, 2020. In connection with this facility, we issued Bridge Bank a warrant to purchase up to 39 of our common shares at an exercise price of $6.80 per share, with an exercise period of ten years from the date of issuance subject to certain early termination conditions. Under Accounting Standards Codification (“ASC”) 470-50, Modifications and Extinguishments, the amendment to the facility was considered a modification. As such, we had been amortizing the loan fee and the value of the warrant over the remainder of the loan term. Following receipt of the FDA’s CRL in August 2020, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf, we decided to fully amortize the remaining portions of the loan fee and the value of the warrants. The warrant issued to Bridge Bank remains outstanding.

On June 24, 2021, we entered into a second amendment to the Bridge Bank Loan and Security Agreement. This amendment provides Fennec Pharmaceuticals, Inc. with a $20,000 debt facility comprised of three term loans. Term Loan A consists of $5,000, which was funded upon closing. Term Loan B consists of $7,500 to be funded upon NDA approval of PEDMARKTM no later than January 31, 2022. Term Loan C consists of $7,500 to be funded upon us achieving consolidated trailing nine-month revenues of $11 million on or before December 31, 2022.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan B, provided that Term Loan C is funded, and certain other conditions are met. On January 27, 2022, we entered into a third amendment to the Bridge Bank Loan and Security Agreement extending the outside date to receive NDA approval of PEDMARKTM to September 30, 2022. Among other customary events of default, failure to obtain NDA approval by September 30, 2022 constitutes an event of default under the Bridge Bank Loan and Security Agreement, upon which Bridge Bank may declare the entire balance of the facility immediately due and payable. Although Bridge Bank has previously extended the deadline to receive NDA approval, there is no assurance that it will do so again if the NDA is not approved by the current September 30, 2022 deadline. We intend to use the proceeds from the loans to provide working capital for commercial readiness activities prior to NDA approval as well as commercialization activities for PEDMARKTM, if approved by the FDA.

We believe that the funds raised in our May 2020 public offering provides us sufficient funding to carry-out our planned activities, including potential NDA approval and the commencement of commercialization efforts, for at least the next twelve months as we continue our strategic development of PEDMARKTM.

Results of Operations

Fiscal 2021 versus Fiscal 2020

	Fiscal Year Ended		Fiscal Year Ended		Increase
In thousands of U.S. Dollars	December 31, 2021%		December 31, 2020%		(Decrease)
Revenue	$—		$170		$(170)
Operating expenses:
Research and development	4,981	29%	5,105	28%	(124)
General and administration	12,242	71%	12,950	72%	(708)
Total operating expense	17,223	100%	18,055	100%	(832)
Loss from operations	17,223		17,885		(662)

Unrealized (loss)/gain on securities	(25)		100		(125)
Amortization expense	(16)		(402)		386
Other losses	(136)		(9)		(127)
Interest income and other, net	54		87		(33)
Net loss	$(17,346)		$(18,109)		$763

●	We had no revenues in fiscal 2021. In fiscal 2020, revenues reported represent royalties related to the Elion Oncology, LLC (“Elion”) transaction with Processa Pharmaceuticals, Inc. (“Processa”) (see “Revenue arrangements” under Note 2 of our consolidated financial statements appearing elsewhere in this Annual Report). In 2020, we received $0.005 million in cash and 41,250 restricted shares of Processa.
●	Research and development expense decreased by $0.1 million in fiscal 2021 as compared to fiscal 2020.
●	The $0.7 million decrease in general and administrative expenses in fiscal 2021 compared to fiscal 2020 is attributed to the decrease in pre-commercialization expenses. Many pre-commercialization expenses were completed in fiscal 2020 and did not need to be repeated. These savings were offset in fiscal 2021 by increased legal expenses of $0.4 million associated with the class action suit, increased payroll expense of $0.5 million with higher average headcount and increased non-cash equity compensation of $1.0 million.
●	There was a negligible unrealized loss on the Processa shares for the year ended December 31, 2021. For fiscal year ended December 31, 2020, there was a gain of $0.1 million. We acquired the Processa shares on October 30, 2020. The Processa shares are marked to market at each balance sheet date with the resulting change in value being booked as an unrealized gain or loss.
●	Amortization expense was down sharply as in fiscal 2020, as we wrote off the entire capitalized amount associated with the Bridge Bank Loan and Security Agreement origination costs. In fiscal 2021, we capitalized costs associated with the amended facility. The origination fees for the amended facility in fiscal 2021were much lower than the original facility.
●	Other losses increased by $0.13 million. This was driven mainly by interest expense. We pay interest on the financed D&O insurance policy and the $5.0 million of funded debt from Bridge Bank.
●	Interest income decreased in fiscal 2021 as compared to fiscal 2020, due to lower average balances and rates on money market accounts for the comparable periods.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through December 31, 2021, as prepared under generally accepted accounting principles within the United States, or U.S. GAAP (dollars in thousands, except per share information).

	Net (Loss)/Income for the	Basic Net (Loss)/Income per	Diluted Net (Loss)/Income per
Period	Period	Common Share	Common Share
March 31, 2020	$(3,826)	$(0.19)	$(0.19)
June 30, 2020	(4,845)	(0.21)	(0.21)
September 30, 2020	(6,200)	(0.24)	(0.24)
December 31, 2020	(3,238)	(0.13)	(0.13)
March 31, 2021	(4,733)	(0.18)	(0.18)
June 30, 2021	(4,001)	(0.15)	(0.15)
September 30, 2021	(4,185)	(0.16)	(0.16)
December 31, 2021	(4,427)	(0.18)	(0.18)

Quarter ended December 31, 2021 versus 2020

	Quarter Ended		Quarter Ended		Increase
In thousands of U.S. Dollars	December 31, 2021%		December 31, 2020%		(Decrease)
Revenue	$—		$170		$(170)
Operating expenses:
Research and development	523	12%	1,223	36%	(700)
General and administration	3,684	88%	2,293	64%	1,391
Total operating expense	4,207	100%	3,516	100%	691
Loss from operations	4,207		3,346		861
Unrealized (loss)/gain on securities	(162)		100		(262)
Interest income	13		13		—
Amortization expense	(8)		—		(8)
Other (loss), net	(63)		(5)		(58)
Net loss	$(4,427)		$(3,238)		$(1,189)

Revenues reported in the three months ended December 31, 2020, represent royalties related to the Elion transaction with Processa. On October 30, 2020, we received $0.005 million in cash and 41,250 restricted shares of Processa. We reported a loss from operations of $4.4 million for the three months ended December 31, 2021, compared to a loss from operations of $3.2 million for the same period in 2020. Research and development expenses totaled $0.5 million for the three months ended December 31, 2021, down by $0.7 million over the same period in 2020. General and administrative expenses increased by $1.4 million in the three months ended December 31, 2021, as compared to the same period in 2020. The increase arises from non-cash equity grants and our pre-commercialization activities for PEDMARKTM as we prepared for potential NDA approval by the FDA in November 2021. There was an unrealized loss of $0.2 million on the Processa shares as of over fiscal year 2021. The Processa shares will be marked to market at each balance sheet date.

The resulting change in value will result in an unrealized gain or loss. Other loss increased by $0.06 million. This relates to interest expense for the funded debt of the loan security agreement.

	As at	As at
Selected Asset and Liability Data (thousands):	December 31, 2021	December 31, 2020
Cash and equivalents	$21,100	$30,344
Other current assets	1,287	1,073
Current liabilities	1,654	2,347
Working capital (1)	20,733	29,070
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	194,015	189,967
Accumulated deficit	(179,486)	(162,140)
Shareholders’ equity	15,772	29,070

Liquidity and Capital Resources

●	There was a $9.2 million decrease in cash and cash equivalents between December 31, 2021 and December 31, 2020. The net decrease was the result of cash operating expenses, offset by the $5.0 million received from the Bridge Bank Loan and Security Agreement and some negligible amounts received from option exercises. During the period ended December 31, 2021, cash for operations was used mainly on the pre-commercialization activities of PEDMARKTM and regulatory submission activities relating to the NDA.
●	The increase in other current assets between December 31, 2021 and December 31, 2020 primarily relates to an increase in the prepaid amounts for drug product manufacturing and for Director and Officer insurance premiums.
●	Current liabilities at December 31, 2021 decreased $0.7 million compared to December 31, 2020 primarily due to a decrease in accounts payable associated with our commercialization and manufacturing activities for the production of PEDMARKTM and related regulatory expenses at year-end 2021.
●	Working capital decreased between December 31, 2021 and December 31, 2020 by $8.3 million. The decrease was a result of cash used in operations offset by $5.0 million received from the Bridge Bank Loan and Security Agreement, and negligible amounts received from stock option exercises and interest income. Cash outflows related to the regulatory and pre-commercial development activities of PEDMARKTM and other general and administrative expenses.

Selected Cash Flow Data	Year Ended	Year Ended
(dollars and shares in thousands)	December 31, 2021	December 31, 2020
Net cash used in operating activities	$(14,222)	$(15,595)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	4,978	32,289
Net cash flow	$(9,244)	$16,694

The net cash flow used in operating activities for the year ended December 31, 2021 was approximately $14.2 million as compared to $15.6 million in 2020. This decrease relates to slightly lower pre-commercial activities in 2021 as some of the activities were completed in 2020. Net financing activities in 2021 provided approximately $5.0 million from funding of the Bridge Bank Loan and Security Agreement, net of fees, and de minimis amounts arising from various option exercises. Financing activities in 2020 mainly consisted of $31.8 million from the public issuance of our common shares and $0.5 million from various option exercises.

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

We had cash and cash equivalents of approximately $21.1 million as of December 31, 2021. We currently anticipate that our available capital resources, including our existing cash and cash equivalents and accounts receivable balances, will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At December 31, 2021, we had approximately $0.1 million in our cash accounts and $21.0 million in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2021 consolidated financial statements.

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the fiscal years ended December 31, 2021 and 2020, we used the following weighted average assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Expected dividend	—%	—%
Risk-free interest rate	1.41 – 1.62%	0.63 - 1.90%
Expected volatility	122%	136 - 148%
Expected life	10.0 years	10.0 years

Common shares and warrants

Common shares are recorded as the net proceeds received on issuance after deducting all share issuance costs and the relative fair value of investor warrants. Warrants are recorded at relative fair value and are deducted from the proceeds of common shares and recorded on the consolidated statements of shareholders’ equity as additional paid-in capital.

Outstanding Share Information

Our outstanding comparative share data at December 31, 2021 and December 31, 2020 is as follows (in thousands):

	December 31,	December 31,
Outstanding Share Type	2021	2020	Change
Common shares	26,014	26,003	11
Warrants	39	39	—
Stock options	4,259	2,952	1,307
Total	30,312	28,994	1,318

Newly Adopted and Recent Accounting Pronouncements

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

At December 31, 2021, we had $21.0 million in money market investments and savings accounts as compared to $29.6 million at December 31, 2020; these investments typically have minimal risk. We have not experienced any loss or write down of our money market investments for the years ended December 31, 2021 and 2020; however, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At December 31, 2021, we held approximately CAD$0.03.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded based on their evaluation as of December 31, 2021 that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. Because we are a non-accelerated filer and smaller reporting company, Haskell & White LLP, our independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Item 9B.      Other Information

None.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Our Board has an Audit Committee, a Compensation Committee, and a Governance Committee. The current members of such committees are noted in the table below:

Name and Province/State and Country of Residence, Position	Current Principal Occupation and Principal Occupation For Previous Five Years	Director Since	Age
Rostislav Raykov, New Jersey, USA Chief Executive Officer, Director	CEO of Fennec Pharmaceuticals Inc.; previously Portfolio Manager at Alchem Partners; previously Portfolio Manager at John Levin & Company	July 2009	46
Robert Andrade, Texas, USA Chief Financial Officer	CFO of Fennec Pharmaceuticals; previously senior analyst at Magnetar Capital; previously Portfolio Manager at Millennium Partners	N/A	46
Chris A. Rallis, North Carolina, USA Director(1)(2)	Executive in-residence at Pappas Capital; previously CEO of ImmunoBiosciences	August 2011	68
Marco Brughera, Milano, Italy Director(2)(3)	Former Group CEO of Leadiant Biosciences SpA; previously Global Head Rare Disease and R&D at Sigma-tau; VP Preclinical Development at Nerviano Medical Sciences.	August, 2016	66
Adrian J. Haigh, Dublin, Ireland Director(1)(3)	Senior Vice President and General Manager of EMEA Region at PTC Therapeutics; previously Chief Operating Officer at Gentium GmbH; previously Regional VP Commercial Operations at Biogen Idec	April 2014	61
Khalid Islam, Zug, Switzerland Chairman of Board, Director(1)	Founder/co-founder of Sirius Healthcare Partners GMbH; previously Chairman and CEO of Gentium S.p.A.; previously CEO of Arpida AG	April 2014	65
Jodi Cook, Pennsylvania, USA, Director(2)(3)	Former SVP, Head of Gene Therapy Strategy PTC Therapeutics, Inc, Former COO Agilis Biotherapeutics, Former Assistant Professor of Audiology Mayo Clinic	September 2019	54
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance Committee

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

Chris A. Rallis

Mr. Rallis has served as a director of Fennec since August 2011. Mr. Rallis has been an executive-in-residence at Pappas Capital, a life science venture capital firm since January 2008. Previously, Mr. Rallis was the President and Chief Executive Officer of ImmunoBiosciences, Inc. (“IBI”), a vaccine technology company formerly located in Raleigh, North Carolina from April 2006 through June 2007. Prior to joining IBI, Mr. Rallis served as an executive in residence (part-time) for Pappas Capital, and as a consultant for Duke University and Panacos Pharmaceuticals, Inc. Mr. Rallis is the former President and Chief Operating Officer (“COO”) and director of Triangle Pharmaceuticals, Inc., which was acquired by Gilead Sciences in January 2003 for approximately $465 million. Prior to assuming the role of President and COO in March 2000, he was Executive Vice President, Business Development and General Counsel. While at Triangle, Mr. Rallis participated in 11 equity financings generating gross proceeds of approximately $500 million. He was also primarily responsible for all business development activities which included a worldwide alliance with Abbott Laboratories and the in-licensing of ten compounds. Before joining Triangle in 1995, Mr. Rallis served in various business development and legal management roles with Burroughs Wellcome Co. over a 13-year period, including Vice President of Strategic Planning and Business Development. Mr. Rallis also serves on the board of Lung Cancer Initiative of NC, located in Raleigh, North Carolina. Mr. Rallis received his A.B. degree in economics from Harvard College and a J.D. from Duke University. As a result of these and other professional experiences, Mr. Rallis possesses particular healthcare industry knowledge and experience which strengthens the Board’s collective qualifications, skills, and experience.

Dr. Marco Brughera

Dr. Brughera has been a director of Fennec since August 2016. Currently, he is the founder at Brucon srls and Strategic Advisor at Essetifin. From 2011 until 2021, Dr. Brughera had been CEO of Lediant Biosciences and has held several positions for the Sigma-Tau Group, including CEO and Global Head of Sigma Tau Rare Disease, President of Sigma-Tau Research and President of Sigma-Tau Pharmaceuticals. He drove the commercial revival of a lead oncology product line resulting in its successful sale for a total of around $900M. He also successfully out-licensed the Defibrotide US rights to Jazz Pharmaceuticals. From 2004 to 2010, Dr. Brughera served as the Vice President of Preclinical Development at Nerviano Medical Sciences (NMS), a pharmaceutical oncology-focused integrated discovery and development company. He also served as the Managing Director at Accelera, an independent contract research organization with the NMS Group. From 1999 to 2004, Dr. Brughera held several senior level positions in the areas of research and development with Pharmacia and Pfizer. Prior to 1999, he held various positions at Pharmacia & Upjohn and Farmitalia Carlo Erba SpA, an Italian pharmaceutical company. He currently serves on the Board of Naicons and previously was Board member of Soligenix, Lee’s Pharmaceuticals, Exelead and Gentium.

Dr. Brughera earned his degree in veterinary medicine from the University of Milan and is a European Registered Toxicologist. Dr. Brughera has wide-spread experience and knowledge of pharmaceutical drug development in international companies. His knowledge in particular, of clinical drug development in Europe, deepens the Board’s collective qualifications, skills and experience.

Adrian J. Haigh

Mr. Haigh has been a director of Fennec since April 2014. Mr. Haigh has been Senior Vice President and Head of International Operations at PTC Therapeutics since September 2014. Previously Mr. Haigh served as Chief Operating Officer at Gentium GmbH since March 2011. Prior to joining Gentium, Mr. Haigh served as Regional VP Commercial Operations at Biogen Idec where he managed several affiliates and also the global distributor business and prior to that was the General Manager of Amgen Nordis and Portugal. He served as the Executive Vice President of Global Marketing and Corporate Planning at EUSA Pharma and joined EUSA from Amgen where he led the international oncology franchise. Mr. Haigh previously has held senior commercial and marketing positions at SmithKline Beecham, Schering Plough, Organon and Novo Nordisk. He has been a Director of Fennec Pharmaceuticals Inc. since April 28, 2014. He received a Bachelor of Arts with Honors in Economic History from Huddersfield Polytechnic, West Yorkshire, England and a Diploma in Marketing from the Institute of Marketing. As a result of these and other professional experiences, Mr. Haigh has extensive international oncology development expertise which strengthens the Board’s collective qualifications, skills and experience.

Dr. Khalid Islam

Dr. Islam has been a director of Fennec since April 2014 and is our current Chairman of the Board. Dr. Islam was the Chairman and CEO of Gentium S.p.A. (a Nasdaq-listed company; 2009-2014) where he led the transition from a loss-making to a cash-flow positive and profitable company. Under his leadership, the company value increased from US$25 million leading to a successful all cash US$1 billion merger with Jazz Pharmaceuticals, plc. Subsequent to the sale of Gentium, Dr. Islam has been involved from both an advisory and board level in several public and private healthcare related companies. From 1999-2008, Dr. Islam was President and CEO of Arpida AG where he transitioned the early-stage start-up to a SWX-listed company and raised US$300 million in the IPO and follow-ons. From 1987-1999, he held various positions in HMR & MMD (now Sanofi-Aventis). From 1977-1987, Dr. Islam worked in academia at Imperial College (Univ. of London) and in Milan University, where he was a contract professor. Dr. Islam is a graduate of Chelsea College and received his Ph.D. from Imperial College, University of London. He holds several patents and has published over 80 articles in leading journals. He is an advisor to the venture group Kurma Biofund (Paris). He is a founder/co-founder of Sirius Healthcare Partners GmbH (Zurich), PrevAbr LLC (D.C.), BioAim LLC (L.A.) & Life Sciences Management GmbH (Zug). Dr. Islam is Board Chair at Minoryx Therapeutics (Spain) and Gain Therapeutics (Switzerland), a public company. He currently serves on the board of Processa Pharmaceuticals (PCSA), which is publicly traded. In the past, he has served on the Board of Directors of Immunomedics (USA), Pcovery Aps (Copenhagen), Adenium Aps (Copenhagen), C10 Pharma AS (Oslo), Karolinska Development (Sweden) and MolMed S.p.A. (Italy). Dr. Islam’s extensive international pharmaceutical expertise in transitioning companies from development to production strengthens the Board’s collective qualifications, skills and experience.

Dr. Jodi Cook

Dr. Cook has been a director of Fennec since September 2019. Dr. Cook previously served as SVP and Head of Gene Therapy Strategy at PTC Therapeutics from August 2018 until February 2020. Previously she was one of the founding members and Chief Operating Officer of Agilis Biotherapeutics, a clinical-stage company focused on gene therapies for rare diseases of the central nervous system, from December 2013 until its acquisition by PTC Therapeutics in August 2018. While at Agilis she led the sale of the company to PTC in a deal that represented significant value to all parties. Dr. Cook’s career spans a wide range of experiences including VP of Clinical Research at InSound Medical and Director of Audiology at Songbird Hearing, both successful biotech start-up companies within the hearing industry. She has been Assistant Professor of Audiology and Director of the Hearing Aid Program at Mayo Clinic. Dr. Cook earned a BA from Loyola University in Maryland, M.Aud. from University of South Carolina, and PhD from Arizona State University in Hearing Science. She completed a clinical fellowship at Johns Hopkins School of Medicine in Baltimore, MD. Her extensive scientific, clinical and executive business experience strengthens the Board’s collective qualifications, skills and expertise.

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

Item 11.      Executive Compensation

Summary Compensation Table

The following table sets out certain information respecting the compensation paid to our Chief Executive Officer, our Chief Financial Officer, and our former Chief Commercial Officer (“Named Executive Officers”) for the fiscal years ended December 31, 2021 and December 31, 2020.

				Restricted Share	Option Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($)(2)	($)(1)	Total ($)
Rostislav Raykov, CEO	2021	468,452	—	—	2,951,923	3,420,375
	2020	430,000	—	—	1,694,216	2,124,216
Robert Andrade, CFO	2021	339,409	—	153,000	1,006,364	1,498,773
	2020	311,750	—	—	847,108	1,158,858
Shubh Goel, CCO	2021	376,505	—	153,000	1,006,364	1,535,869
	2020	360,000	—	—	169,422	529,422

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Dollar value amounts are based on individual grants to each of Mr. Raykov, Mr. Andrade and Ms. Goel of 300,000, 250,000 and 250,000 and 75,000, 100,000 and 125,000, and 75,000, 100,000 and 25,000 options, respectively, on December 20, 2021, June 2, 2021 and May 15, 2020, at an exercise price of $4.08, $7.53 and $6.93 per common share, respectively. On December 20, 2021, Mr. Andrade and Ms. Goel were also awarded 37,500 Restricted Share Units each. The December 20, 2021 awards and grants to the executives all vest conditionally upon FDA approval of

PEDMARKTM in calendar year 2022. All option grants expire 10 years after grant date. The June, 2021 and May, 2020 grants vest in the following manner: one-third of these options shall vest and may be exercised one year after the grant date (the “Vesting Commencement Date”). The remaining two-thirds of the options shall vest monthly at a rate of 1/24th of the remaining grant and shall be exercisable as of the last day of each following month after the Vesting Commencement Date. As of the third anniversary of the grant date, all of the options shall be vested.

Rostislav Raykov

Mr. Raykov has been employed by us since July 2009. Pursuant to an employment agreement dated May 3, 2010 between Mr. Raykov and Fennec, Mr. Raykov is employed as our Chief Executive Officer and: (a) received an initial annual salary in the amount of $140,000, subject to annual adjustment by our Board of Directors, (b) upon approval by shareholders of our amended stock option plan was granted options to purchase up to 5.0% of our common shares estimated by us to be outstanding upon completion of our 2010 rights offering, and (c) may receive annual bonuses at the sole discretion of the Board. If Mr. Raykov’s employment terminates due to a change of control of Fennec, Mr. Raykov’s remaining unvested options shall immediately vest and be fully exercisable. If Mr. Raykov is dismissed from employment by us for any reason other than “for cause,” we are obligated to pay Mr. Raykov severance compensation equal to twelve months of salary. The initial term of the agreement was for one year and the agreement automatically extends for additional one-year periods unless terminated by either party in accordance with the agreement. Effective January 1, 2022, Mr. Raykov’s current salary is $458,402 per year.

Robert Andrade

Mr. Andrade has been employed by us since November 2015. Pursuant to an employment agreement dated November 13, 2015, Mr. Andrade is employed as our Chief Financial Officer and: (a) received an initial annual salary in the amount of $165,000, and (b) may receive annual bonuses at the sole discretion of the Board. If Mr. Andrade’s employment terminates due to a change of control of the Fennec, Mr. Andrade’s remaining unvested options shall immediately vest and be fully exercisable. If Mr. Andrade is dismissed from employment by us for any reason other than “for cause,” we are obligated to pay Mr. Andrade severance compensation equal to six months of salary. Effective January 1, 2022, Mr. Andrade’s current salary is $332,075 per year.

Shubh Goel

Ms. Goel commenced employment with us in September 2019. Pursuant to an employment agreement dated September 9, 2019, Ms. Goel was employed as our Chief Commercial Officer and: (a) received an initial annual salary in the amount of $360,000, subject to annual adjustment by our Board of Directors, and (b) was eligible to receive an annual bonus of up to 40% of her base salary per twelve month period, at the discretion of the CEO and the Board of Directors. If Ms. Goel’s employment was terminated by us for any reason other than “for cause”, we would have been obligated to pay Ms. Goel (i) severance in the amount of six months of employees base salary, (ii) prorated share of any target bonus earned by Ms. Goel and, (iii) accelerated vesting of stock options. The initial term of the agreement was for one year and the agreement automatically extended for additional one-year periods unless terminated by either party in accordance with the agreement. Ms. Goel tendered her resignation on January 31, 2022.

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

Payments on Termination

The following table provides details regarding the estimated incremental payments from us to each of the Named Executive Officers assuming termination without cause on December 31, 2021. Ms. Goel’s resignation was voluntary and there is no severance owed.

Name	Severance	Estimated Bonus	Value of benefits
Rostislav Raykov, CEO	$442,900	$—	$442,900
Robert Andrade, CFO	$160,423	$—	$160,423
Shubh Goel, CCO	$185,400	$—	$185,400

Payments on Change of Control

The following table provides details regarding the estimated incremental payments from us to each of the Named Executive Officers upon change of control.

	Change of Control
Name	Multiple	Estimated Bonus(1)	Value of benefits
Rostislav Raykov, CEO	2 X	$872,900	$872,900
Robert Andrade, CFO	1.25 X	$467,872	$467,872
(1)	Change of control payments are calculated based on the two-year annualized average salary plus cash bonus as calculated as of December 31, 2021.

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

Equity Grants, Exercises and Holdings

The following table sets forth information concerning the number and value of unexercised restricted share units and options held by each Named Executive Officer as of December 31, 2021. All executive awards, with the exception of those expiring 04/04/2029, 09/09/2029, 05/15/2030 and 06/02/2031, vest and are exercisable immediately. Grants expiring 12/20/2031 will vest immediately upon FDA approval of PEDMARKTM if that approval occurs in 2022 and the

Named Executive Officer is still employed by us at that time. If those conditions are not met, those grants will be forfeited. Our current stock option plan provides for equity awards and grants denominated in US and CAD dollars.

	Number of Restricted Share Units		Number of Options
Name	Awarded	Vested	Granted	Exercisable	Option Exercise Price		Expiration Date
Rostislav Raykov	—	—	300,000	—	USD$	4.08	12/20/2031
	—	—	250,000	—	USD$	7.53	06/02/2031
	—	—	250,000	138,893	USD$	6.93	05/15/2030
	—	—	150,000	137,501	USD$	4.83	04/04/2029
	—	—	100,000	100,000	USD$	8.38	02/06/2028
	—	—	100,000	100,000	USD$	5.10	06/27/2027
	—	—	150,000	150,000	USD$	2.45	07/05/2026
	—	—	25,000	25,000	USD$	2.69	12/31/2024
	—	—	83,333	83,333	USD$	1.59	01/24/2024
	—	—	16,666	16,666	USD$	0.72	08/23/2023
	—	—	50,000	50,000	USD$	1.05	11/20/2022
Robert Andrade	37,500	—	75,000	—	USD$	4.08	12/20/2031
	—	—	100,000	—	USD$	7.53	06/02/2031
	—	—	125,000	69,448	USD$	6.93	05/15/2030
	—	—	80,000	73,333	USD$	4.83	04/04/2029
	—	—	50,000	50,000	USD$	8.38	02/06/2028
	—	—	50,000	50,000	USD$	5.10	06/27/2027
	—	—	75,000	75,000	USD$	2.45	07/05/2026
Shubh Goel	37,500	—	75,000	—	USD$	4.08	12/20/2031
	—	—	100,000	—	USD$	7.53	06/02/2031
	—	—	25,000	13,893	USD$	6.93	05/15/2030
	—	—	175,000	136,112	USD$	4.74	09/09/2029

Compensation of Directors

Director Compensation Table

The following table summarizes the compensation earned by our non-executive directors for the year ended December 31, 2021.

Name	Fees paid in Cash	Stock Awards	Option Awards(1)(2)	Total
Dr. Islam	85,000	—	178,922	263,922
Mr. Brughera	40,000	—	143,138	183,138
Mr. Haigh	40,000	—	143,138	183,138
Dr. Cook	35,000	—	143,138	178,138
Mr. Rallis	42,500	—	143,138	185,638
Total	$242,500	$—	$751,474	$993,974
(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Detail of option grants are presented in the following table:

Name	Date of Grant	Number of Options Granted	Option Exercise Price $USD
Mr. Rallis	June 29, 2021	20,000	7.52
Mr. Brughera	June 29, 2021	20,000	7.52
Mr. Haigh	June 29, 2021	20,000	7.52
Dr. Islam	June 29, 2021	25,000	7.52
Jodi Cook	June 29, 2021	20,000	7.52
Total		105,000

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our common shares beneficially owned as of February 25, 2022 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of our outstanding common shares. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person. Except as otherwise indicated below, the address for each listed shareholder is c/o Fennec Pharmaceuticals Inc., 68 TW Alexander Drive, PO Box 13628, Research Triangle Park, North Carolina 27709.

			Common shares
		Common shares	Purchase
		Options	Warrants	Total Stock and
		Exercisable	Exercisable	Stock Based	%
Name	Common shares	Within 60 Days	Within 60 Days	Holdings(1)	Ownership(1)
Adrian J. Haigh	—	253,579	—	253,579	0.97%
Dr. Khalid Islam	—	338,825	—	338,825	1.29%
Robert Andrade	153,273	329,170	—	482,443	1.83%
Marco Brughera	—	135,545	—	135,545	0.52%
Jodi Cook	—	60,000	—	60,000	0.23%
Chris A. Rallis	3,333	208,517	—	211,850	0.81%
Shubh Goel	—	161,117	—	161,117	0.62%
Rostislav Raykov	196,578	823,616	—	1,020,194	3.80%
All Officers and Directors as a Group	353,184	2,310,369	—	2,663,553	9.40%
Southpoint Capital Advisors, LP.(2)	4,077,214	—	—	4,077,214	15.67%
Essetifin SpA(3)	3,993,694	—	—	3,993,694	15.35%
Sonic Fund II, LP.(4)	2,407,357	—	—	2,495,753	9.25%

(1)	For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after February 25, 2022. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after February 25, 2022 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of February 25, 2022 there were 26,013,519 common shares issued and outstanding.
(2)	Southpoint Capital Advisors, LP, 623 Fifth Avenue, Suite 2503, New York, New York 10022. John S. Clark, II holds voting and investment power over the shares owned by Southpoint Capital Advisors, LP.
(3)	Essetifin SpA, Via Sudafrica 20, Rome, Italy 00144. Mario Artali holds voting and investment power over the shares owned by Essetifin SpA.
(4)	Sonic Fund II, LP, 400 Hobron Lane, Suite 3709, Honolulu, HI 96815. Lawrence Kam holds voting and investment power over the shares held by Sonic Fund II, LP.

Equity Compensation Plan Information

The following table provides certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2021.

(share amounts are in thousands):

			(c)
			Number of securities remaining
	(a)	(b)	available for future issuance under
	Number of securities to be issued	Weighted-average exercise price of	equity compensation plans
	upon exercise of outstanding	outstanding options, warrants and	(excluding securities reflected in
Plan Category	options warrants and rights	rights	Column (a))
Equity compensation plans approved by security holders	4,259	USD $5.13	2,249
Total	4,259	—	2,249
*

Our current stock option plan allows for the issuance of equity awards and grants denominated in both U.S. dollars and Canadian dollars. At December 31, 2021, there were 2.2 million common shares available for future grants under our current stock option plan.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

There were no reportable transactions with related parties during the year ended December 31, 2021 in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

Indemnifications Related to Officers and the Board of Directors.

We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications. Presently, we are defending a suit against our Board and certain named officers. Management is unable to estimate a dollar value related to the suit, nor can it determine the probability of an outcome either in favour or against the Company. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2021. In addition, as a result of D&O insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Director Independence

The Board of Directors is composed of a majority of independent directors. The Board applies the definition of independence found in the Nasdaq listing standards and in Canadian National Instruments 52-110 and 58-101 and National Policy 58-201. The Board has determined that Mr. Brughera, Haigh, Islam, Rallis and Ms. Cook are “independent.” Mr. Raykov, our Chief Executive Officer, is considered to have a material relationship with us by virtue of his executive officer position and is therefore not independent. We are of the view that the composition of our Board reflects a diversity of background and experience that are important for effective corporate governance. Other directorships held by Board members are described in this Annual Report under the heading “Directors and Executive Officers.”

Item 14.      Principal Accounting Fees and Services

The following presents the aggregate fees for professional services and other services rendered by our independent auditors, Haskell & White LLP (PCAOB ID# 200), in fiscal year 2021 and 2020:

	Fiscal Year	Fiscal Year
	2021	2020
Audit Fees(1)	$73,100	$51,600
Audit-Related Fees(2)	15,500	40,000
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$88,600	$91,600
(1)	Audit Fees include fees for the standard audit work that needs to be performed each year in order to issue an opinion on the consolidated financial statements of the Company. It also includes fees for services that can only be provided by the Company’s auditor such as auditing of non-recurring transactions.
(2)	Audit-Related Fees include fees assurance and related services that are reasonably related to the performance of the audit or review and are traditionally performed by the independent accountant.
(3)	Tax Fees
(4)	All Other Fees include fees for products and services other than Audit Fees, Audit Related Fees and Tax Fees.

The Audit Committee does not have formal pre-approval policies and procedures; however, prior to their engagement by us, the Audit Committee approved all of the services performed by Haskell & White LLP as required by SEC regulation.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)	The following documents are included as part of this Annual Report filed on Form 10-K:
1.	Financial Statements – See Index to Financial Statements on page F-1.
2.	All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.
3.	Exhibits:

Exhibit No.	Description	Location

3.1	Notice of Articles dated August 25, 2011	Exhibit 3.2I to the Form 8-K of the Company filed August 26, 2011

3.2	Articles dated August 25, 2011	Exhibit 3.2II to the Form 8-K of the Company filed August 26, 2011

3.3	Notice of Alteration Dated September 3, 2014	Exhibit 3.1 to the Form 8-K of the Company filed September 9, 2014

10.1	Fennec Amended and Restated Stock Option Plan*	Exhibit 10.1 to the Form 8-K of the Company filed September 29, 2017

10.2	Executive Employment Agreement dated May 3, 2010 by and between Fennec and Rostislav Raykov*	Exhibit 10.28 to the Form 10-Q of the Company filed May 14, 2010

10.3	Form of Independent Director Agreement, dated May 3, 2010	Exhibit 10.31 to the Form 10-Q of the Company filed May 14, 2010

10.4	Executive Employment Agreement dated November 12, 2015 by and between Fennec and Robert Andrade*	Exhibit 10.40 to the Form 10-Q of the Company filed November 12, 2015

10.5	Purchase Agreement, dated May 9, 2016, between Fennec Pharmaceuticals Inc. and Elion Oncology, LLC.	Exhibit 10.42 to the Form 10-Q of the Company filed May 12, 2016

10.6	Loan and Security Agreement dated as of February 1, 2019 by and between Fennec Pharmaceuticals, Inc. and Western Alliance Bank	Exhibit 10.1 to the Form 8-K of the Company filed February 4, 2019

10.7	First Amendment to Loan and Security Agreement dated as of June 25, 2020 by and between Fennec Pharmaceuticals, Inc. and Western Alliance Bank	Exhibit 10.1 to the Form 8-K of the Company filed June 26, 2020

10.8	Second Amendment to Loan and Security Agreement dated as of June 24, 2021 by and between Fennec Pharmaceuticals, Inc and Western Alliance Bank	Exhibit 10.1 to the form 8-K of the Company filed June 24, 2021

10.9	Third Amendment to Loan and Security Agreement dated as of January 27, 2022 by and between Fennec Pharmaceuticals, Inc and Western Alliance Bank	Exhibit 10.1 to the form 8-K of the Company filed January 31, 2022

10.10	At The Market Offering Agreement, dated October 30, 2020, between Fennec Pharmaceuticals Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to the Form 8-K of the Company filed October 30, 2020

10.11	Executive Employment Agreement of Shubh Goel	Exhibit 10.1 to the form 8-K of the Company filed September 9, 2019

16.1	Letter Regarding Change in Certifying Accountant	Exhibit 16.1 to the Form 8-K of the Company filed May 17, 2017

21	Subsidiaries	Exhibit 21 to the 10-K of the Company filed February 14, 2020

23.1	Consent of Haskell & White LLP Independent Registered Public Accounting Firm	Filed herewith

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Press Release for Fiscal Year Ended December 31, 2020	Filed herewith

101.1	Interactive Data File	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
*	Indicates a management contract or compensatory plan.

Item 16.      Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fennec Pharmaceuticals Inc.

By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director
Date: February 28, 2022

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

Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	February 28, 2022
Rostislav Raykov	(principal executive officer) and Director

/s/ Robert Andrade	Chief Financial Officer	February 28, 2022
Robert Andrade	(principal financial officer and principal accounting officer)

/s/ Adrian J. Haigh	Director	February 28, 2022
Adrian J. Haigh

/s/ Dr. Khalid Islam	Director	February 28, 2022
Dr. Khalid Islam

/s/ Chris A. Rallis	Director	February 28, 2022
Chris A. Rallis

/s/ Marco Brughera	Director	February 28, 2022
Marco Brughera

/s/ Jodi Cook	Director	February 28, 2022
Jodi Cook

FENNEC PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors and
Fennec Pharmaceuticals Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fennec Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Fair Value of Stock Options – Refer to Note 4 to the Consolidated Financial Statements

Critical Audit Matter Description:

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

●	Expected dividend yield;
●	Risk-free interest rate;
●	Expected share price volatility; and
●	Expected life of the award.

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

How the Critical Audit Matter was Addressed in the Audit:

We obtained an understanding over the Company’s process to estimate the fair value of stock options, including how the Company develops each of the estimates required to utilize the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in the Black-Scholes option-pricing model:

●	We performed a look-back at the Company’s previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.
●	We compared the Company’s risk-free interest rate used to the comparable United States treasury yield for a term comparable to the stock options’ expected term.
●	We recalculated the Company’s historical share price volatility for a term comparable to the stock options’ expected term.
●	We recalculated the expected term of stock options granted to employees and non-employee directors using the simplified method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California

February 28, 2022

Fennec Pharmaceuticals Inc.

Consolidated Balance Sheets

(U.S. dollars and shares in thousands)

	December 31,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$21,100	$30,344
Prepaid expenses	1,034	797
Other current assets	253	276
Total current assets	22,387	31,417

Non-current assets
Deferred issuance cost, net amortization	27	—
Total non-current assets	27	—
Total assets	$22,414	$31,417

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$777	$1,571
Accrued liabilities	877	776
Total current liabilities	1,654	2,347

Long term liabilities
Term loan	5,000	—
Debt discount	(12)	—
Total long term liabilities	4,988	—
Total liabilities	6,642	2,347

Commitments and Contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value; unlimited shares authorized; 26,014 shares issued and outstanding (2020 ‑26,003)	140,801	140,733
Additional paid-in capital	53,214	49,234
Accumulated deficit	(179,486)	(162,140)
Accumulated other comprehensive income	1,243	1,243
Total shareholders’ equity	15,772	29,070
Total liabilities and shareholders’ equity	$22,414	$31,417

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Operations

(U.S. dollars and shares in thousands, except per share information)

	Year Ended
	December 31,	December 31,
	2021	2020

Revenue	$—	$170

Operating expenses:
Research and development	4,981	5,105
General and administrative	12,242	12,950

Total operating expenses	17,223	18,055
Loss from operations	(17,223)	(17,885)

Other (expense)/income
Unrealized foreign exchange loss	(10)	—
Amortization expense	(16)	(402)
Unrealized (loss)/gain on securities	(25)	100
Interest income	54	87
Interest expense	(126)	(9)
Total other (expense)/income	(123)	(224)

Net loss	$(17,346)	$(18,109)

Basic net loss per common share	$(0.67)	$(0.76)
Diluted net loss per common share	$(0.67)	$(0.76)
Weighted-average number of common shares outstanding basic	26,006	23,704
Weighted-average number of common shares outstanding diluted	26,006	23,704

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Year Ended
	December 31,	December 31,
	2021	2020

Cash flows (used in) provided by:
Operating activities:
Net loss	$(17,346)	$(18,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt access fees	14	402
Amortization of debt discount	2	—
Unrealized loss on securities	25	(100)
Stock-based compensation - consultants	266	84
Stock-based compensation - employees	3,749	2,791
Changes in operating assets and liabilities:
Prepaid expenses	(237)	(163)
Other assets	(2)	(168)
Accounts payable	(794)	(41)
Accrued liabilities	101	(291)
Net cash used in operating activities	(14,222)	(15,595)

Financing activities:
Issuance of shares, options exercise	33	462
Issuance of shares, net of issuance costs	—	31,967
Proceeds from long-term debt	5,000	—
Debt discount	(14)	—
Capitalized deferred issuance costs	(41)	(140)
Net cash provided by financing activities	4,978	32,289

(Decrease)/increase in cash and cash equivalents	(9,244)	16,694
Cash and cash equivalents - Beginning of period	30,344	13,650
Cash and cash equivalents - End of period	$21,100	$30,344

Non-cash investing and financing activities:
Financed insurance policy	$466	$408

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Shareholders’ Equity

(U.S. dollars and shares in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Number (Note 6)	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2019	19,896	$106,392	$48,271	$(144,031)	$1,243	$11,875
Stock options issued to consultants	—	—	84	—	—	84
Stock options issued to employees	—	—	2,791	—	—	2,791
Issuance of securities	5,460	31,967	—	—	—	31,967
Exercise of stock options	647	2,374	(1,912)	—	—	462
Net loss	—	—	—	(18,109)	—	(18,109)
Balance at December 31, 2020	26,003	$140,733	$49,234	$(162,140)	$1,243	$29,070
Stock options issued to consultants	—	—	266	—	—	266
Stock options issued to employees	—	—	3,749	—	—	3,749
Exercise of stock options	11	68	(35)	—	—	33
Net loss	—	—	—	(17,346)	—	(17,346)
Balance at December 31, 2021	26,014	$140,801	$53,214	$(179,486)	$1,243	$15,772

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

During the year ended December 31, 2021, the Company incurred a loss from operations of $17,223 and still has not earned any significant revenue in its history from the commercial sale of its product candidate. At December 31, 2021, it had an accumulated deficit of $179,486 and had experienced negative cash flows from operating activities in the amount of $14,222 for the year ended December 31, 2021.

On May 5, 2020, the Company announced the completion of an underwritten public offering of 4,800,000 common shares at a public offering price of $6.25 per share. In addition, Fennec issued an additional 660,204 common shares in connection with the partial exercise of the underwriters' over-allotment option. The approximate total gross proceeds from the offering was $34,100 ($32,189 net of commissions, fees and issue costs).

On February 1, 2019, Fennec entered into a Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank, an Arizona corporation, pursuant to which the Bank agreed to loan $12.5 million to the Company, to be made available upon New Drug Application ("NDA") approval of PEDMARKTM by no later than September 30, 2020. Interest under the Term Loans shall bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to the Effective Interest Rate (as defined in the Loan and Security Agreement) which is equal to the sum of the Prime Rate published in the Wall Street Journal (currently 3.25%) plus one percent (1.00%). The debt facility was to have interest-only monthly payments due for the first eighteen months from the funding date and then monthly principal and interest payments are due through the remainder of the term which had a maturity date of October 1, 2023. In connection with the facility, Fennec granted Bridge Bank a warrant to purchase up to 39,130 common shares at an exercise price of $6.80 per common share, for a term of ten years from the date of issuance, subject to early termination under certain conditions.

On June 25, 2020, Fennec entered into an amendment to the Loan and Security Agreement with Bridge Bank. This amendment provided Fennec with an $18.0 million debt facility comprised of two term loans. Term Loan A consisted of $12.5 million to be funded upon NDA approval of PEDMARKTM by no later than December 31, 2020 and Term Loan B consists of $5.5 million to be funded upon the occurrence of a revenue event in 2021. The interest-only period for the facility had the ability to be extended from 18 months to 24 months from the funding of Term Loan A, provided that Term Loan B is funded, and certain conditions are met. The fee in connection with Loan B, would either be 2.13% of the Loan B amount in cash, or the Company could issue a warrant with a value equal to 3.25% of the Loan B amount. On August 6, 2020, the Company paid cash for the extended facility. These statements reflect that fee being settled with cash instead of a warrant. Under Accounting Standards Codification ("ASC") 470-50, Modifications and Extinguishments, the amendment was considered a modification. As such, the Company had been amortizing the loan fee and the value of the warrant over the remainder of the loan term. Following the receipt of the U.S. Food and Drug Administration's ("FDA") Complete Response Letter ("CRL"), management decided to fully amortize the remaining portions of the loan fee and the value of the warrants.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

On June 24, 2021, the Company entered into a second amendment to the Bridge Bank Loan and Security Agreement. This amendment provides Fennec with a $20,000 debt facility comprised of three term loans. Term Loan A consists of $5,000, which was funded upon closing. Term Loan B consists of $7,500 that would be funded upon NDA approval of PEDMARKTM not later than January 31, 2022. Term Loan C consists of $7,500 to be funded upon the occurrence the Company achieving consolidated trailing six-month revenues of $11,000 on or before December 31, 2022.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan B, provided that Term Loan C is funded, and certain other conditions are met.

On January 27, 2022, the Company entered into a third amendment to the Bridge Bank Loan and Security Agreement extending the outside date to receive NDA approval of PEDMARKTM to September 30, 2022. Among other customary events of default, failure to obtain NDA approval by September 30, 2022 constitutes an event of default under the Bridge Bank Loan and Security Agreement, upon which Bridge Bank may declare the entire balance of the facility immediately due and payable. Although Bridge Bank has previously extended the deadline to receive NDA approval, there is no assurance that it will do so again if the NDA is not approved by the current September 30, 2022 deadline. The proceeds from the loan will to be used for working capital purposes and to fund general business requirements in accordance with the terms of the Loan and Security Agreement.

On August 10, 2020, the Company received a CRL from the FDA regarding its NDA for PEDMARKTM. According to the CRL, after recent completion of a pre-approval inspection of the manufacturing facility of our drug product manufacturer, the FDA again identified deficiencies that are required to be resolved prior to the approval of PEDMARKTM. Importantly, no clinical safety or efficacy issues were identified during the review and there is no requirement for further clinical data.

On November 29, 2021, the Company received a second CRL from the FDA regarding its NDA for PEDMARKTM. In the CRL, the FDA identifies deficiencies required to be resolved by the manufacturer prior to approval of the NDA. The Company plans to resubmit the NDA in the first quarter of 2022.

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

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At December 31, 2021, the Company had $21.1 million in cash and money market accounts (2020- $30.3 million). Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

Financial instruments

Financial instruments recognized on the balance sheets at December 31, 2021 and December 31, 2020 consist of cash and cash equivalents, accounts payable, accrued liabilities and long term debt, the carrying values of which, approximate fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading.

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

Revenue

The Company's revenue is generated through sales of intellectual property ("IP"). For periods when the Company has generated revenue, the revenue recognized under each of the Company’s arrangements during those periods is described below. The terms of these agreements may contain multiple promised goods or services or optional goods and services, including licenses to product candidates, referred to as exclusive licenses, as well as research and development activities to be performed by the Company on behalf of the collaboration partner related to the licensed product candidates.

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

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract's transaction price is allocated to each distinct performance obligation and recognized

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

as revenue when, or as, the performance obligation is satisfied. The Company's contracts may contain multiple performance obligations if a promise to transfer goods or services is separately identifiable from other promises in a contract and, therefore, is considered distinct. For contracts with multiple performance obligations, the Company determines the standalone selling price of each performance obligation and allocates the total transaction price using the relative selling price basis. The Company recognizes performance obligations based on their nature.

Significant payment terms

The Company's revenue arrangements include payments to the Company of one or more of the following: a non-refundable, upfront payment; milestone payments and royalties on commercial sales of IP product candidates, if any. To date, the Company has received upfront payments and several milestone payments but has not received any license or option fees or earned royalty revenue as a result of product sales.

Under ASC 606, the Company estimates the amount of consideration to which it will be entitled in exchange for satisfying performance obligations. Based on the Company's current contracts, variable consideration primarily exists in the following forms: development and regulatory milestones, royalties and sales-based milestones. The Company utilizes the "most likely amount" variable consideration method for estimating development and regulatory milestone consideration to include in the transaction price. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company refers to this as the variable consideration constraint.

Due to the uncertainty associated with the occurrence of the underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of certain initial conditions precedent milestones, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of the ASC 606 transition date and as of December 31, 2021, and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

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

Contract assets

The Company did not have a contract asset as of December 31, 2021 or 2020.

Contract liabilities

The Company did not have a contract liability as of December 31, 2021 or 2020.

Revenue arrangements

Elion

In May 2016, Fennec sold its rights to the drug Eniluracil to Elion Oncology, LLC (“Elion”). The agreement called for $40,000 in cash and 5% royalties to be paid to Fennec for any income derived from the sale of Eniluracil. The agreement was for the sale, not license of Fennec’s rights in Eniluracil. In addition, the agreement did not call for any additional good or service beyond the transfer of Fennec’s rights in Eniluracil and related assets (e.g. "all information and know-how", documentation, etc.).

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In August 2020, Elion entered into a license agreement with Processa Pharmaceuticals, Inc. (“Processa”) for Eniluracil. The license agreement called for equity and cash upon satisfying the "Condition Precedent", along with development and regulatory milestone payments, Sales Milestone Payments, and Product Royalties. The grant of the license was conditioned upon the "Condition Precedent" which was defined as (i) Processa's closing of a public offering by October 30, 2020 in which Processa raised at least $15 million and (ii) Processa's shares being listed on NASDAQ. Upon satisfying the "Condition Precedent" Elion was entitled to receive $100,000 in cash and 825,000 in shares of Processa of which the Company is entitled to 5%. In January 2021, the Company received $5,000 in cash and 41,250 restricted shares of Processa common shares.

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

The Company notes that the above payments are conditioned upon the “Condition Precedent” and thus even the restricted shares that are due only upon the passage of time are in fact variable. However, once the “Condition Precedent” occurred only the passage of time must occur in order for the 1st and 2nd Year Anniversary payments to become due and as such the Company must conclude as of the date the “Condition Precedent” is satisfied that the 1st and 2nd Year Anniversary milestone payments are also probable of coming to fruition and thus should be included in the transaction price during the 4th quarter of 2020 along with the aforementioned “Condition Precedent” payments.

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

The Company recognized $0.2 million in revenue associated with the aforementioned cash and shares it became entitled to for the year ended December 31, 2020. Due to the one year lockup provision on the Processa shares, the Company deemed it reasonable to apply a liquidity discount of 20% to the valuation of the shares associated with the achievement of the October 30, 2020 milestone. Shares associated with the one- and two-year anniversary milestones had a 30 and 40% liquidity discount applied to their fair market valuations. Recognizing the passage of time, the Company adjusted its liquidity discount to the original shares of 0% and then 20% and 25% for the one- and two-year anniversary tranches.

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities within the consolidated statement of operations. During the year ended December 31, 2021, the Company reported $25 in unrealized loss on the fair value of the underlying Processa shares. There is a total unrealized gain on the Processa shares of $75 since inception.

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

Income taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2021, we maintained a full valuation allowance against our deferred tax assets.

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

Loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is computed using the same method, except the weighted average number of common shares outstanding includes convertible debentures, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods. Accordingly, warrants to purchase 0.04 million of our common shares and options to purchase 4.3 million of our common shares at December 31, 2021, were not included in earnings per share. Such options would have an antidilutive effect. In 2020, warrants to purchase 0.04 million of our common shares and options to purchase 3.0 million common shares were excluded from the computation of earnings per share as their inclusion would have been antidilutive.

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

	Year Ended
	December 31, 2021	December 31, 2020
Numerator:
Net loss	$(17,346)	$(18,109)

Denominator:
Weighted-average common shares, basic	26,006	23,704
Dilutive effect of stock options	—	—
Dilutive effect of warrants	—	—
Incremental dilutive shares	—	—
Weighted-average common shares, diluted	26,006	23,704
Net loss per share, basic and diluted	$(0.67)	$(0.76)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Options to purchase common shares	4,259	2,952
Warrants to purchase common shares	39	39

4.      Stock options

The Compensation Committee of the Board of Directors administers the Company’s stock option plan. The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of common shares issuable under the stock option plan from a fixed number of 6.7 million to the number of shares that represents twenty-five percent (25%) of the total number of all issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6.5 million of our common shares are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. A summary of the stock option transactions, for both the Canadian and U.S. dollar grants, for the years ended December 31, 2021 and 2020 is below.

Summary of $CAD Option Activity

	Number of		Weighted
Share Prices Reported in $CAD	Options	Range	Average
	(in thousands)
Outstanding and exercisable at December 31, 2019	648	$2.43	$2.43
Exercised	(648)	2.43	2.43
Outstanding and exercisable at December 31, 2020	—	$—	$—
Outstanding and exercisable at December 31, 2021	—	$—	$—

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Summary of $USD Option Activity

	Number of
	Options		Weighted
	(in thousands)	Range	Average
Outstanding and exercisable at December 31, 2019	2,440	$0.45 – 12.59	$3.80
Granted	705	5.91 - 8.09	6.84
Exercised	(193)	1.05 - 5.10	2.39
Outstanding and exercisable at December 31, 2020	2,952	$0.45 – 12.59	$4.82
Granted	1,412	4.08 – 7.53	5.93
Exercised	(11)	1.05 – 5.10	3.15
Forfeited	(94)	7.40 – 8.09	7.79
Outstanding and exercisable at December 31, 2021	4,259	$0.45 – 12.59	$5.13

Summary of $USD Option Remaining Life

Number Outstanding and Exercisable at	Weighted Average Strike Price	Weighted Average
December 31, 2021	December 31, 2021	Remaining Life
(in thousands)	US Dollars	(years)

4,259	5.13	7.00

Stock compensation expense for the fiscal years ended December 31, 2021 and 2020 was $4.0 million and $2.9 million, respectively. These amounts have been included in the general and administrative expenses for the respective periods. The weighted average fair value per share of options granted and or vested during the fiscal years ended December 31, 2021 and 2020 was $5.93 and $6.84, respectively. The intrinsic value (being the difference between the share price at December 31, 2021 and exercise price) of stock options exercisable at December 31, 2021 was $0.30 million. The intrinsic value of options exercised during the fiscal year ended December 31, 2021 was $0.06 million. Of the 658 options issued in December 2021, 140 have standard vesting. There were 68 options awarded to various contractors. These 68 options were fully vested on the grant date of the award. There were 450 options awarded to our CEO, CFO and CCO. These options are performance-based and will vest, only upon FDA approval of our NDA. That FDA approval must occur in calendar year 2022 and the executives must still be employed by the Company. Currently, the Company has not recognized any expense associated with these performance-based awards. We will evaluate the probability of NDA approval at each balance sheet date and revise our expense extimate accordingly.

The fair value of all options vested during the fiscal year ended December 31, 2021 was $0.5 million.The fair values of options granted in fiscal years ended December 31, 2021 and 2020 were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions for all options with a ten-year expiration:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected dividend	0%	0%
Risk-free interest rate	1.41 - 1.62%	0.63 - 1.90%
Expected volatility	122%	136 - 148%
Expected life	10.0 years	10.0 years

The Company uses the historical volatility and adjusts for available relevant market information pertaining to the Company’s share price.

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the periods ended December 31, 2021 and 2020. All granted RSUs are denominated in U.S. dollars. Prior to June 2021, there

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

was no activity involving RSUs. Of the 219 RSUs granted and outstanding, 0 are vested. The Company recognized $0.1 million in RSU expense for the year ended December 31, 2021. Standard vesting of RSUs is over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month. The Compensation Committee may also award RSUs with alternative vesting. Of the 219 RSUs issued in 2021, 110 have standard vesting. There were 34 RSUs awarded to various contractors. These 34 RSUs will fully vest on the first anniversary date of the award. There were 75 RSUs awarded to our CFO and CCO. These RSUs are performance-based and will vest, only upon FDA approval of our NDA. That FDA approval must occur in calendar year 2022 and the executives must still be employed by the Company. Currently, the Company has not recognized any expense associated with these performance-based awards. We will evaluate the probability of NDA approval at each balance sheet date and revise our expense extimate accordingly.

Number of Restricted
US Denominated RSU's	Share Units (thousands)
Outstanding at December 31, 2019	—
Granted	—
Outstanding at December 31, 2020	—
Granted	219
Outstanding at December 31, 2021	219

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at December 31, 2021 and December 31, 2020
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other				Significant
	Instruments				Observable Inputs				Unobservable Inputs
	Level 1				Level 2				Level 3		Total
	2021		2020		2021		2020		2021	2020	2021	2020
Assets
Cash and cash equivalents	82	(1)	678	(1)	21,018		29,666		—	—	21,100	30,344
Processa common shares	—		—		240	(2)	136	(2)	—	—	240	136
(1)	The Company held approximately, $82,000 in cash as of December 31, 2021, of which approximately $34,000 was in Canadian funds (translated into U.S. dollars). As of December 31, 2020, the Company held approximately $678,000, of which approximately $45,000 was in Canadian funds (translated into U.S. dollars).
(2)	The Company received 41,250 restricted common shares of Processa (PSCA). The share restriction will expire in three tranches: 50%, 25% and 25% at the 6, 9 and 12 month intervals, respectively from October 30, 2020.

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

Warrants to Purchase Common Shares

At December 31, 2021, the Company had 39,130 warrants outstanding to purchase common shares at an exercise price of $6.80.

The following table summarized our warrant activity for the fiscal years ended December 31, 2021 and 2020.

	Number of
	Warrants		Weighted
	(in thousands)	Range	Average
Outstanding and exercisable at December 31, 2019	$39	$6.80	$6.80
Granted	—	—	—
Outstanding and exercisable at December 31, 2020	$39	$6.80	$6.80
Granted	—	—	—
Outstanding and exercisable at December 31, 2021	$39	$6.80	$6.80

7.      Commitments and Contingencies

Oregon Health & Science University Agreement

On February 20, 2013, Fennec entered into a new exclusive license agreement with OHSU for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including PEDMARKTM and their use in oncology (the " OHSU Agreement"). OHSU will receive certain milestone payments, royalty on net sales for licensed products and a royalty on any consideration received from sublicensing of the licensed technology.

On May 18, 2015, Fennec negotiated an amendment ("Amendment 1") to the OHSU Agreement, which expands Fennec's exclusive license to include the use of N-acetylcysteine as a standalone therapy and/or in combination with PEDMARKTM for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product.

The term of the OHSU Agreement as amended by Amendment 1 expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec or 8 years, whichever is later. In the event a licensed product obtains regulatory approval and is covered by the Orphan Drug Designation, the parties will in good faith amend the term of the agreement. Sodium thiosulfate is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expired in Europe in 2021 and that expire in the United States in 2038. The OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec also has the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Securities Class Action Suit

Chapman et al.

On September 2, 2020, a putative class action lawsuit, Chapman v. Fennec Pharmaceuticals Inc., was filed against us, our Chief Executive Officer, Rostislav Raykov, and our Chief Financial Officer, Robert Andrade, in the United States District Court for the Middle District of North Carolina. The complaint alleged that prior to our August 10, 2020 receipt of a CRL from the FDA concerning our NDA for PEDMARKTM, we made materially false or misleading statements and failed to disclose material facts about the status of our PEDMARKTM manufacturing facility, the facility’s compliance with cGMP, and the impact its status and compliance would have on regulatory approval for PEDMARKTM. On December 3, 2020, the court appointed a lead plaintiff to represent the putative class. On February 1, 2021, the lead plaintiff filed an amended complaint. The amended complaint added members of our Board of Directors as defendants, asserts a putative class period from December 10, 2018 through August 10, 2020, makes allegations similar to those in the original complaint, and claims the defendants violated Section 10(b) of the Exchange Act. On March 3, 2021, we and the other defendants filed a motion to dismiss the amended complaint. On April 2, 2021, plaintiffs filed an opposition to the motion. On April 16, 2021, we and the other defendants filed a reply brief in support of the motion. On December 16, 2021, the Magistrate Judge on the motion entered an order recommending that our motion to dismiss be compliant. Plaintiffs filed objections to the Magistrate Judge’s recommendation on January 24, 2022, and Defendants filed their response on February 3, 2022. The parties are currently awaiting a decision from the U.S. District Court Judge as to whether it will accept the Magistrate Judge’s recommendation.

We believe that the suit is without merit and intend to defend it vigorously. We cannot predict the outcome of this suit. Failure by us to obtain a favorable resolution of the suit could have a material adverse effect on our business, results of operations and financial condition. We have not recorded a liability as of December 31, 2021, because we believe a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

Jeffrey D. Fisher

On February 9, 2022, plaintiff Jeffrey D. Fisher filed a putative federal securities class action against the Company and its CEO and CFO in the United States District Court for the Middle District of North Carolina, captioned Fisher v. Fennec Pharmaceuticals et al., Case No. 1:22-cv-115 (M.D.N.C.). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making materially false and misleading statements or omissions regarding the status of its PEDMARKTM manufacturing facility, the facility’s compliance with cGMP, and the impact its status and compliance would have on regulatory approval for PEDMARKTM in the period leading up to the Company’s November 29, 2021 receipt of a Complete Response Letter for a subsequent NDA for PEDMARKTM. The complaint seeks an unspecified amount of compensatory damages and other relief on behalf of persons who purchased the Company’s common stock from May 28, 2021 and November 26, 2021.

We believe that the suit is without merit and intend to defend it vigorously. We cannot predict the outcome of this suit. Failure by us to obtain a favorable resolution of the suit could have a material adverse effect on our business, results of operations and financial condition.

Hope Medical Enterprises, Inc.

As discussed above under the heading “Business – Overview – Product Candidate,”

On October 29, 2021, Hope Medical Enterprises, Inc. (“Hope”) filed two petitions for inter partes review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the USPTO. In its petitions, Hope seeks to invalidate our U.S. Patent No. 10,596,190 (“US ‘190”), which is exclusively in-licensed from Oregon Health & Science University (“OHSU”) and relates to a method of using our PEDMARK™ product, and our U.S. Patent No. 10,792,363 (“US ’363”), which relates to an anhydrous form of STS, which is the active pharmaceutical ingredient in our PEDMARK™ product. US ‘190 was issued on March 24, 2020.  US ‘363 was issued on October 6, 2020. We filed preliminary responses to the petitions in February 2022, and thereafter, the PTAB has three months to decide whether to institute IPR proceedings. If the PTAB institutes one or both reviews, the final written decision(s) will be due about one year after the PTAB’s

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

decision to institute IPR proceedings, and following additional submissions by the parties. Any appeals of a PTAB decision would delay any final outcome. We plan to vigorously defend our intellectual property rights related to PEDMARK™. However, we are unable to predict the outcome of these petitions, and an invalidation of one or both of these patents may have a material adverse effect on our ability to protect our rights in PEDMARK™ beyond  periods of marketing exclusivity for PEDMARKTM possible in the United States under Orphan Drug Designation and in Europe under European Market Exclusivity for Pediatric Use (“PUMA”). We obtained U.S. Orphan Drug Designation for the use of PEDMARKTM in the prevention of platinum-induced ototoxicity in pediatric patients in 2004. We plan to pursue PUMA upon approval of the MAA, which would allow for 10 years of market exclusivity upon PUMA approval.

On January 11, 2022, our licensor OHSU filed a Request for Supplemental Examination of US ‘190 requesting the consideration by the USPTO of certain prior art references, including references cited by Hope in its Petition for IPR that are relevant to the granted claim of the patent. On January 28, 2022, the USPTO found that the cited references constitute a substantial new question of patentability and ordered an ex parte reexamination of the single US ‘190 claim of pursuant to 35 U.S.C. § 257. We are unable to predict the outcome of the ex parte reexamination. If the USPTO does not uphold the ‘190 claim as granted or in amended form, our ability to protect our  PEDMARKTM  product beyond  periods of marketing exclusivity for PEDMARKTM possible in the United States under Orphan Drug Designation and in Europe under European Market Exclusivity for Pediatric Use (“PUMA”) may be adversely affected.

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary (currently $458). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to six months of salary (currently $ 166). In the event of her termination with us other than for cause, we would have been obligated to pay Ms. Goel a one-time severance payment equal to six months of salary (currently $192). Ms. Goel tendered her resignation in January 2022.

8.      Term Loans

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

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Aggregate annual payments due on Term Loan A as of December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Amount
2021	$—
2022	—
2023	1,833
2024	2,000
2025	1,167
Total future payments	5,000
Less: unamortized debt discount	(12)
Total term loan, net of debt discount	$4,988

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

9.      Subsequent Events

Officer Resignation

On January 31, 2022, our Chief Commercial Officer, Ms. Goel resigned. Her resignation was voluntary and no severance was paid. The Company has added to its commercial team since the resignation of Ms. Goel.

Bridge Bank Loan Facility

On January 27, 2022, the Company entered into a third amendment to the Bridge Bank Loan and Security Agreement extending the outside date to receive NDA approval of PEDMARKTM to September 30, 2022. Please refer to Note 1, for a more complete discussion of this amendment.

Class Action Suit

On February 9, 2022, plaintiff Jeffrey D. Fisher filed a putative federal securities class action against the Company and its CEO and CFO in the United States District Court for the Middle District of North Carolina, captioned Fisher v. Fennec Pharmaceuticals et al., Case No. 1:22-cv-115 (M.D.N.C.).

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

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Domestic (loss)/gain	$(9,122)	$(8,784)
Foreign loss	(8,173)	(9,283)
Loss before income taxes	(17,295)	(18,067)

Expected statutory rate (recovery)	26.50%	26.50%
Expected provision for (recovery of) income tax	(4,583)	(4,788)
Permanent differences	993	752
Change in valuation allowance	3,086	3,737
Effect of foreign exchange rate differences	—	—
Effect of change in future enacted tax rates	—	—
Tax credits and other adjustments	—	—
Effect of tax rate changes and other	504	299
Provision for income taxes	$—	$—

The Canadian statutory come tax rate of 26.0 percent is comprised of federal income tax at approximately 15.0 percent and provincial income tax at approximately 11.0 percent.

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020
Future tax assets:
SR&ED expenditures	$2,086	$2,086
Income tax loss carryforwards	30,007	26,770
Non-refundable investment tax credits	700	1,083
Share issue costs	77	139
Accrued expenses	—	—
Fixed and intangible assets	1,083	1,083
Reserves	—	—
	33,953	31,161
Less: valuation allowance	(33,927)	(31,147)
Net future tax assets	$26	$14

Tax Cuts and Jobs Act

On December 22, 2017, the then President of the United States signed into law an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as “the Tax Cuts and Jobs Act” (“TCJA”), which introduced a comprehensive set of tax reforms. The Tax Cuts and Jobs Act significantly revises U.S. tax law by, among other provisions, lowering the Company’s corporate tax rate from 34% to 21% and eliminating or reducing certain income tax deductions.

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

On March 27, 2020 the US government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company’s history of losses, the CARES Act did not have a material impact on its tax provision.

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term. At December 31, 2021 the Company has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry-forwards and non-refundable investment tax credits. The unclaimed amounts and their expiry dates are as listed below:

		Province/
	Federal	State
SR&ED expenditures (no expiry)	$7,872	$—
Income tax loss carryforwards (expiry date):
2021	26	—
2022	233	—
2023	1,588	—
2024	4,849	—
2025	6,143	6,169
2026	13,868	2,716
2027	8,136	4,219
2028	10,509	4,164
2029	8,185	2,116
2030	2,608	700
2031	3,378	789
2032	3,491	651
2033	1,789	655
2034	1,812	617
2035	1,804	941
2036	2,208	1,013
2037	4,641	1,638
2038	5,267	—
2039	5,848	—
2040	5,792	—
2041	5,602
No expiration	23,227	23,223
Investment tax credits (expiry date):
2022	379
2023	169
2024	189
2025	82
2026	86
2027	47