Form 10-Q
period 2022-03-31
FENNEC PHARMACEUTICALS INC.
filed 2022-05-12
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022 there were 26,039,444 common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	March 31, 2022	December 31,
	(Unaudited)	2021

Assets
Current assets
Cash and cash equivalents	$18,259	$21,100
Prepaid expenses	715	1,034
Other current assets	154	253
Total current assets	19,128	22,387

Non-current assets
Deferred issuance cost, net of amortization	21	27
Total non-current assets	21	27
Total assets	$19,149	$22,414

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,224	$777
Accrued liabilities	412	877
Current portion of long-term debt	500	—
Total current liabilities	2,136	1,654

Long-term liabilities
Term loan	4,500	5,000
Debt discount	(11)	(12)
Total long-term liabilities	4,489	4,988
Total liabilities	6,625	6,642

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Common stock, no par value; unlimited shares authorized; 26,040 shares issued and outstanding (2021 ‑ 26,014)	140,832	140,801
Additional paid-in capital	53,631	53,214
Accumulated deficit	(183,182)	(179,486)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	12,524	15,772
Total liabilities and stockholders’ equity	$19,149	$22,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021

Revenue	$—	$—

Operating expenses:
Research and development	1,437	2,416
General and administrative	2,109	2,507

Loss from operations	(3,546)	(4,923)

Other (expense)/income
Unrealized foreign exchange loss	(3)	(4)
Amortization expense	(7)	—
Unrealized (loss)/gain on securities	(91)	182
Interest income	9	16
Interest expense	(58)	(4)
Total other (expense)/income	(150)	190

Net loss	$(3,696)	$(4,733)

Basic net loss per common share	$(0.14)	$(0.18)
Diluted net loss per common share	$(0.14)	$(0.18)
Weighted-average number of common shares outstanding basic	26,019	26,003
Weighted-average number of common shares outstanding diluted	26,019	26,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021

Cash flows (used in) provided by:
Operating activities:
Net loss	$(3,696)	$(4,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt access fees	6	—
Amortization of debt discount	1	—
Unrealized loss/(gain) on securities	91	(182)
Stock-based compensation - consultants	34	9
Stock-based compensation - employees	399	587
Changes in operating assets and liabilities:
Prepaid expenses	319	178
Other assets	8	3
Accounts payable	447	937
Accrued liabilities	(465)	(392)
Net cash used in operating activities	(2,856)	(3,593)

Financing activities:
Issuance of shares, options exercise	15	—
Net cash provided by financing activities	15	—

Decrease in cash and cash equivalents	(2,841)	(3,593)
Cash and cash equivalents - Beginning of period	21,100	30,344
Cash and cash equivalents - End of period	$18,259	$26,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2021	26,014	$140,801	$53,214	$(179,486)	$1,243	$15,772
Stock options issued to employees	—	—	399	—	—	399
Stock options issued to contractors	—	—	34	—	—	34
Stock option exercise	26	31	(16)	—	—	15
Net loss	—	—	—	(3,696)	—	(3,696)
Balance at March 31, 2022	26,040	$140,832	$53,631	$(183,182)	$1,243	$12,524

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	26,003	$140,733	$49,234	$(162,140)	$1,243	$29,070
Stock options issued to employees	—	—	587	—	—	587
Stock options issued to contractors	—	—	9	—	—	9
Net loss	—	—	—	(4,733)	—	(4,733)
Balance at March 31, 2021	26,003	$140,733	$49,830	$(166,873)	$1,243	$24,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.    Nature of Business and Going Concern

Fennec Pharmaceuticals Inc., a British Columbia corporation (“Fennec,” ”the “Company,” “we,” “us,” or “our”), is a biopharmaceutical company focused on the development of PEDMARKTM (a unique formulation of sodium thiosulfate) for the prevention of platinum-induced ototoxicity in pediatric cancer patients. We have four wholly-owned subsidiaries: Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian company, and Fennec Pharmaceuticals (EU) Limited (“Fennec Limited”), an Ireland company. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

During the three months ended March 31, 2022, the Company incurred a loss from operations of $3,546. At March 31, 2022, the Company had an accumulated deficit of $183,182 and had experienced negative cash flows from operating activities during the three months ended March 31, 2022 in the amount of $2,856.

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

On June 24, 2021, the Company announced it had negotiated a second amendment to the Bridge Bank Loan and Security Agreement. This amendment provides Fennec with a $20,000 debt facility comprised of three term loans.  Term Loan A consists of $5,000, which was funded upon closing. Term Loan B consists of $7,500 to be funded upon NDA approval of PEDMARKTM (the “Approval Event”) in the U.S.  Term Loan C consists of $7,500 to be funded upon the Company achieving consolidated trailing six-month revenues of $11 million on or before December 31, 2022.  The interest-only period for the facility has the ability to be extended from 18 months to 24 months from the funding of Term Loan B, provided that Term Loan C is funded, and certain conditions are met.

On January 31, 2022, the Company announced a third amendment to the Bridge Bank Loan and Security Agreement. This amendment redefines certain definitions in the agreement. The term “Resubmission Event” is the resubmission by Fennec for final NDA approval from the U.S. Food and Drug Administration for PEDMARK on or before March 31, 2022. Fennec did achieve the Resubmission Event on March 24, 2022. The “Approval Event” is the receipt of the final NDA approval by Fennec from the U.S. Food and Drug Administration for PEDMARKTM on or before September 30, 2022. The Company intends to use the proceeds from the loans to provide working capital for commercial readiness activities prior to NDA approval as well as commercialization activities for PEDMARKTM, if approved by the FDA.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company believes current funds, along with the funds from the Bridge Bank Loan and Security Agreement, provide sufficient funding for the Company to carry out its planned activities, including, if PEDMARKTM is approved by the FDA, the commencement of commercialization efforts, for at least the next twelve months as it continues its strategic development of PEDMARKTM.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate or if there was a materially adverse event which affected the Company’s solvency.

2.    Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at March 31, 2022 and to state fairly the results for the periods presented. The most significant estimates utilized during the three months ended March 31, 2022 include estimates necessary to value grants of stock options to employees and various contractors, as disclosed in Note 4.

New accounting pronouncements

The Company did not adopt any new accounting pronouncements during the quarter ended March 31, 2022.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2022, the Company had $18,259 in cash, savings and money market accounts ($21,100 at December 31, 2021). At March 31, 2022, the Company held $131 in cash of which $39 (as presented in U.S. dollars) was in Canadian dollars ($34 at December 31, 2021 as presented in U.S. dollars). At March 31, 2022, the Company held $18,128 in money market investments. Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial instruments

Financial instruments recognized on the balance sheets at March 31, 2022 and December 31, 2021 consist of cash and cash equivalents, accounts payable, accrued liabilities and current portion of long-term debt, the carrying values of which approximate fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading.

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

Due to the uncertainty associated with the occurrence of any underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of certain initial conditions precedent milestones, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of March 31, 2022, and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

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

Contract assets

The Company did not have any contract assets as of March 31, 2022 or December 31, 2021.

Contract liabilities

The Company did not have any contract liabilities as of March 31, 2022 or December 31, 2021.

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

The Company recognized $200 in revenue associated with the aforementioned cash and shares it became entitled to for the year ended December 31, 2020. Due to the one year lockup provision on the Processa shares, the Company deemed it reasonable to apply a liquidity discount of 20% to the valuation of the shares associated with the achievement of the Condition Precedent. Shares associated with the one- and two-year anniversary milestones had a 30% and 40% liquidity discount applied to their fair market valuations. Recognizing the passage of time, the Company adjusted its liquidity discount to the original shares of 0% and then 15% and 25% for the one- and two-year anniversary tranches.

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities within the condensed consolidated statements of operations. During the quarter ended March 31, 2022, the Company reported $91 in unrealized loss on the fair value of the underlying Processa shares. Net loss over the life of the Processa shares was $17 at March 31, 2022.

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

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(3,696)	$(4,733)

Denominator:
Weighted-average common shares, basic	26,019	26,003
Dilutive effect of stock options	—	—
Dilutive effect of warrants	—	—
Incremental dilutive shares	—	—
Weighted-average common shares, diluted	26,019	26,003
Net loss per share, basic and diluted	$(0.14)	$(0.18)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Options to purchase common shares	4,051	2,952
Warrants to purchase common shares	39	39

4.    Stockholders’ Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three months ended March 31, 2022 and 2021, there were no warrants issued or exercised. Outstanding warrants have a weighted average life of 6.85 years on March 31, 2022. The following tables detail the Company’s warrant activity for the three months ended March 31, 2022 and 2021, respectively:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price $USD
Outstanding December 31, 2021	39	6.80
Issued	—	—
Outstanding March 31, 2022	39	6.80

Equity Incentive Plan

The Compensation Committee of the Board of Directors administers the Company’s equity incentive plan (the “Plan”). The Compensation Committee designates eligible participants to be included under the Plan and approves the number of equity instruments to be granted from time to time under the Plan. Currently, the maximum number of equity instruments issuable under the Plan, together with the Company’s prior stock option plan, is twenty-five percent (25%) of the total

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

number of issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6,510 shares of common stock are authorized for issuance pursuant to stock options or other equity awards granted under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense from equity awards for the three month period ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Contractor options expense recognized	$34	$9
Employee options expense recognized	399	587
Total option expense recognized	$433	$596

Stock Option Activity

The following is a summary of option activity for the three months ended March 31, 2022, and 2021 for stock options denominated in U.S. dollars. Since August of 2020, there have been no Canadian denominated options outstanding.

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding at December 31, 2021	4,259	$5.13
Granted	200	5.64
Exercised	(26)	0.58
Forfeited	(382)	6.13
Outstanding at March 31, 2022	4,051	$5.34

Of the 4,051 U.S. denominated options granted and outstanding at March 31, 2022, 2,769 are fully vested and exercisable.

The value of options issued was estimated using the Black-Scholes option pricing model using the assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the expected term of the award.

Valuation Assumptions
Black-Scholes Model Assumptions	March 31, 2022
Expected dividend	0.00%
Risk free rate	2.15 - 2.61%
Expected volatility	74%
Expected life	6 years

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSU’s”). The following is a summary of RSU activity for the three months ended March 31, 2022, for RSU’s denominated in U.S. dollars. Prior to June 2021, there was no activity

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

involving RSU’s. As of March 31, 2022, none of the awarded RSU’s are vested. During the quarter ended March 31, 2022, there were no RSU’s awarded and 88 were forfeited by terminated employees. All RSU’s vest over one to three years.

Number of Restricted
US Denominated RSUs	Share Units (thousands)
Outstanding at December 31, 2021	219
Awarded	—
Forfeited	(88)
Outstanding at March 31, 2022	131

The value of RSU’s issued was estimated using the share price on the date of the award multiplied by the number of shares granted.

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

	Fair Value Measurement at March 31, 2022 and December 31, 2021
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other				Significant
	Instruments				Observable Inputs				Unobservable Inputs
	Level 1				Level 2				Level 3		Total
	2022		2021		2022		2021		2022	2021	2022	2021
Assets
Cash and cash equivalents	131	(1)	82	(1)	18,128		21,018		—	—	18,259	21,100
Processa common shares	—		—		148	(2)	240	(2)	—	—	148	240
(1)

The Company held approximately $131 in cash as of March 31, 2022, of which approximately $39 was in Canadian funds (translated into U.S. dollars). As of December 31, 2021, the Company held approximately $82 in cash of which approximately $34 was in Canadian funds (translated into U.S. dollars).

(2)

The Company holds 41 unrestricted and 5 restricted common shares of Processa (NASDAQ:PCSA). The restriction on the 5 shares will expire on October 20, 2022. The Company expects to receive another 5 restricted common shares of Processa on October 20, 2022 and will become unrestricted one year after receipt. At October 30, 2020, Processa shares were trading at $4.11 per share. The Company originally applied a 20%, 30% and 40% liquidity discount to the shares and will mark to market at each balance sheet date. The Company will also adjust the liquidity discounts being applied to the share valuation to appropriately reflect the passage of time. Valuation of the shares at March 31, 2022 had a 0%, 15% and 25% liquidity discount applied to the 41, 5 and 5 share tranches, respectively.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

6.    Commitments and Contingencies

Oregon Health & Science University Agreement

On February 20, 2013, Fennec entered into an exclusive license agreement with Oregon Health & Science University (“OHSU”) for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including PEDMARKTM, and their use in oncology (the “OHSU Agreement”). OHSU will receive certain milestone payments, royalty on net sales for licensed products and a royalty on any consideration received from sublicensing of the licensed technology.

On May 18, 2015, Fennec negotiated an amendment (“Amendment 1”) to the OHSU Agreement, which expands Fennec’s exclusive license to include the use of N-acetylcysteine as a standalone therapy and/or in combination with sodium thiosulfate for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product.

The term of the OHSU Agreement as amended by Amendment 1 expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec or 8 years, whichever is later. In the event a licensed product obtains regulatory approval and is covered by the Orphan Drug Designation, the parties will in good faith amend the term of the agreement. Sodium thiosulfate is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expire in the United States in 2038. The OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec also has the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement.

Securities Class Action Suit

Chapman v. Fennec Pharmaceuticals Inc. et al.

On September 3, 2020, plaintiff Jim Chapman filed a putative federal securities class action lawsuit against the Company, our Chief Executive Officer, Rostislav Raykov, and Chief Financial Officer, Robert Andrade, in the United States District Court for the Middle District of North Carolina, captioned Chapman v. Fennec Pharmaceuticals Inc. et al., Case No. 1:20-cv-00812. The complaint alleged that prior to our August 10, 2020 receipt of a CRL from the FDA concerning our NDA for PEDMARKTM, defendants made materially false or misleading statements and failed to disclose material facts about our third-party PEDMARKTM product manufacturing facility and the impact the facility would have on regulatory approval for PEDMARKTM. On December 3, 2020, the court appointed a lead plaintiff to represent the putative class. On February 1, 2021, the lead plaintiff filed an amended complaint. The amended complaint added members of our Board of Directors as defendants, asserts a putative class period from December 20, 2018 through August 10, 2020, makes allegations similar to those in the original complaint, claims the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks an unspecified amount of compensatory damages and attorneys’ fees and costs.

On March 3, 2021, defendants filed a motion to dismiss the amended complaint. On April 2, 2021, plaintiff filed an opposition to the motion to dismiss. On April 16, 2021, defendants filed a reply in support of the motion to dismiss, and on December 16, 2021, the Magistrate Judge entered an order recommending that defendants’ motion to dismiss be granted in its entirety. On January 24, 2022, plaintiff filed objections to the Magistrate Judge’s recommendation, and defendants filed their response on February 3, 2022. On March 2, 2022, the U.S. District Court Judge adopted the Magistrate Judge’s order and recommendation and entered an order and judgment dismissing the amended complaint with prejudice.

On March 30, 2022, plaintiff filed a motion for post judgment relief, seeking leave to file a second amended complaint. In his proposed second amended complaint, plaintiff seeks to add allegations stemming from the receipt of a second CRL following our resubmission of our NDA for PEDMARKTM, which we received on November 29, 2021, among other things. Defendants filed an opposition to plaintiff’s motion for post judgment relief on April 20, 2022. Plaintiff submitted a reply in support of his motion in early May 2022.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

We believe that this lawsuit is without merit and intend to defend it vigorously. We cannot predict the outcome of this lawsuit. Failure by us to obtain a favorable resolution of the lawsuit could have a material adverse effect on our business, results of operations, and financial condition. We have not recorded a liability as of March 31, 2022, because we believe a potential loss is not probable or reasonably estimable given the nature of the proceedings and our success so far by obtaining a dismissal with prejudice of the amended complaint.

Fisher v. Fennec Pharmaceuticals Inc. et al.

On February 9, 2022, plaintiff Jeffrey D. Fisher filed a putative federal securities class action lawsuit against the Company and our CEO and CFO in the United States District Court for the Middle District of North Carolina, captioned Fisher v. Fennec Pharmaceuticals Inc. et al., Case No. 1:22-cv-00115. The complaint asserts a putative class period from May 28, 2021 through November 28, 2021, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making materially false and misleading statements or omissions regarding the status of our third-party PEDMARKTM product manufacturing facility, the facility’s compliance with cGMP, and the impact its status and compliance would have on regulatory approval for PEDMARKTM in the period leading up to the Company’s November 29, 2021 receipt of a CRL for a subsequent NDA for PEDMARKTM. The complaint seeks an unspecified amount of damages and attorneys’ fees and costs. On April 11, 2022, plaintiff Jeffrey D. Fisher filed a motion to be appointed lead plaintiff and represent the putative class. In early May 2022, the Court appointed Fisher as lead plaintiff.

We believe that the lawsuit is without merit and intend to defend it vigorously. We cannot predict the outcome of this lawsuit. Failure by us to obtain a favorable resolution of the lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

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

On January 11, 2022, our licensor OHSU filed a Request for Supplemental Examination of US ‘190 requesting the consideration by the Central Re-examination Unit (“CRU”) of the USPTO of certain prior art references, including references cited by Hope in its Petition for IPR that are relevant to the granted claim of the patent. On January 28, 2022, the CRU found that the cited references constitute a substantial new question of patentability and ordered an ex parte reexamination of the single US ‘190 claim of pursuant to 35 U.S.C. § 257. On March 11, 2022, the CRU issued a substantive Office Action.  We filed a preliminary response to Hope’s Request for IPR of the ‘190 Patent in February 2022, requesting that the ‘190 IPR be denied on the basis that the CRU is already reviewing the relevant issues in the Supplemental Examination Proceeding and is further advanced than PTAB in its consideration.  On May 9, the PTAB granted Hope Medical’s Petition to Institute the IPR against the ‘190 patent and a stayed the Supplemental Examination pending the result of the ‘190 IPR.  We expect a decision in the ‘190 IPR in May 2023, which can be appealed by the losing party.  Separately, the PTAB has until mid-May 2022 to decide whether to institute the ‘363 IPR.

In February and April 2022, the USPTO issued Notices of Allowance to Fennec for two additional patents that cover the PEDMARKTM pharmaceutical formulation. We expect these two additional U.S. patents to issue in mid-2022 and will be listed in the FDA’s Orange Book on approval of PEDMARKTM.  These patents will expire in 2039, unless held invalid or unenforceable by a court or final jurisdiction.

We plan to vigorously defend our intellectual property rights related to PEDMARK™. However, we are unable to predict the outcome of Hope’s IPR petitions, or the Supplemental Examination, and an invalidation of one or both of the ‘190 and ‘363 patents may have a material adverse effect on our ability to protect our rights in PEDMARK™ beyond  periods of

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

marketing exclusivity for PEDMARKTM possible in the United States under Orphan Drug Designation and in Europe under European Market Exclusivity for Pediatric Use (“PUMA”). We obtained U.S. Orphan Drug Designation for the use of PEDMARKTM in the prevention of platinum-induced ototoxicity in pediatric patients in 2004. We plan to pursue PUMA upon approval of the MAA, which would allow for 10 years of market exclusivity upon PUMA approval.

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary ($458 as of March 31, 2022). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to six months of salary ($166 as of March 31, 2022). In the event of her termination with us other than for cause, we would have been obligated to pay Ms. Goel a one-time severance payment equal to six months of salary ($192). Ms. Goel tendered her resignation in January of 2022. Ms. Goel’s resignation was voluntary and there is no severance owed.

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

COVID-19

Our operations may be affected by the ongoing COVID-19 pandemic. The ultimate disruption that may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on our financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to our product launch which includes the ability of sales reps to communicate with oncologists, absenteeism in our labor workforce, unavailability of products and supplies used in operations, and a decline in value of our assets, including inventories, property and equipment, and marketable securities. COVID-19 has not had a material effect on our operations to date as we have historically had a workforce which works remotely, preparations for product launch have been under the assumption of a virtual launch, and product supplies have not been impacted.

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

On June 24, 2021, the Company drew $5,000 from Term Loan A. Term Loan A matures on July 1, 2025. Payments are for interest only through December 31, 2022. The Company shall make equal monthly payments of principal, together

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

with applicable interest, following the interest only period until the maturity date. Interest shall accrue on the outstanding balance at a rate of 1% above prime as published by the Wall Street Journal on the first day of each month. The Company is obligated to maintain a cash balance greater or equal to three times its monthly cash burn as calculated on the last date of the immediately preceding month. If Company fails to maintain the aforementioned cash balance, the bank can call the full amount of loan outstanding.

Collateral for Term Loan A, B and C shall not include any copyrights, patents, trademarks, servicemarks and applications therefor, now owned or hereafter acquired, or any claims for damages by way of any past, present, and future infringement of any of the foregoing (collectively, the “Intellectual Property”); provided, however, that the Collateral shall include all accounts and general intangibles that consist of rights to payment and proceeds from the sale, licensing or disposition of all or any part, or rights in the foregoing (the “Rights to Payment”). Notwithstanding the foregoing, if a judicial authority

(including a U.S. Bankruptcy Court) holds that a security interest in the underlying Intellectual Property is necessary to have a security interest in the Rights to Payment, then the Collateral shall automatically, and effective as of the Effective Date, include the Intellectual Property to the extent necessary to permit perfection of Bank’s security interest in the Rights to Payment.

Aggregate annual payments due on Term Loan A as of March 31, 2022 are as follows (in thousands):

Years Ending December 31,	Amount
2022	$—
2023	2,000
2024	2,000
2025	1,000
Total future payments	5,000
Less: unamortized debt discount	(11)
Total term loan, net of debt discount	$4,989

In the event of default or change of control, all unpaid principal and all accrued and unpaid interest amounts (if any) become immediately due and payable including the prepayment fee. Events of default include, but are not limited to, a payment default, failure to achieve Approval Event before September 30, 2022, a material adverse change, and insolvency. The Bridge Bank facility is secured by all of the Company’s assets, including all capital stock held by the Company.

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

8.    Subsequent Events

Prescription Drug User Fee Act (“PDUFA”) Date Announced

On April 27, 2022, Fennec announced the FDA had set a PDUFA date of September 23, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and the condensed consolidated financial statements and accompanying notes included elsewhere in this report.

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

In the U.S. and Europe, it is estimated that, annually, over 10,000 children may receive platinum-based chemotherapy.  The incidence of ototoxicity depends upon the dose and duration of chemotherapy. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children that suffer ototoxicity at critical stages of development lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

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

In May 2021, we announced the resubmission of our NDA for PEDMARKTM and in June 2021 we further announced that the FDA accepted for filing the resubmission of our NDA and set a PDUFA target action date of November 27, 2021. On November 29, 2021, we announced that we received a CRL from the FDA regarding our NDA for PEDMARKTM, which identified deficiencies in the third-party manufacturing facility that manufactures PEDMARKTM on our behalf. In March 2022, we announced the resubmission of our NDA for PEDMARKTM, and in April 2022, we further announced that the FDA accepted for filing the resubmission of our NDA and set a PDUFA target action date of September 23, 2022.

In August 2018, the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) accepted our pediatric investigation plan (“PIP”) for sodium thiosulfate with the trade name Pedmarqsi for the condition of the prevention of platinum-induced hearing loss. An accepted PIP is a prerequisite for filing a Marketing Authorization Application (“MAA”) for any new medicinal product in Europe. The indication targeted by our PIP is for the prevention of platinum-induced ototoxic hearing loss for standard risk hepatoblastoma (“SR-HB”). Additional tumor types of the proposed indication will be subject to the Committee for Medicinal Products for Human Use (“CHMP”) assessment at the time of the MAA. No deferred clinical studies were required in the positive opinion given by PDCO. We were also advised that sodium thiosulfate (tradename to be determined) is eligible for submission of an application for a Pediatric Use Marketing Authorization (“PUMA”). A PUMA is a dedicated marketing authorization covering the indication and appropriate formulation for medicines developed exclusively for use in the pediatric population and provides data and market protection up to 10 years. Therefore, this decision allows us to proceed with the submission of a PUMA in the European Union (“EU”) with incentives of automatic access to the centralized procedure and up to 10 years of data and market protection. In February 2020, we announced that we had submitted a MAA for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors. The EMA continues its review of our MAA.

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

We generated a net loss of approximately $3.7 million for the three months ended March 31, 2022, and a net loss of $4.7 million for the three months ended March 31, 2021. As of March 31, 2022, our accumulated deficit was approximately $183.2 million ($179.5 million at December 31, 2021).

We believe that our cash and cash equivalents as of March 31, 2022, which totaled $18.3 million, plus the Bridge Bank Loan and Security Agreement, will be sufficient to meet our cash requirements through at least the next twelve months, including anticipated NDA approval and, if approved, the first commercial launch of PEDMARKTM in the United States. Our projections of our capital requirements are subject to substantial uncertainty, and more capital than we currently anticipate may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. We may not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations.

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

Results of Operations

Three months ended March 31, 2022 versus three months ended March 31, 2021:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	March 31, 2022%		March 31, 2021%		Change
Revenue	$—		$—		$—
Operating expenses:
Research and development	1,437	41%	2,416	49%	(979)
General and administration	2,109	59%	2,507	51%	(398)
Total operating expenses	3,546	100%	4,923	100%	(1,377)
Loss from operations	(3,546)		(4,923)		1,377
Unrealized (loss)/gain on securities	(91)		182		(273)
Other losses	(61)		(8)		(53)
Amortization expense	(7)		—		(7)
Interest income	9		16		(7)
Net loss	$(3,696)		$(4,733)		$1,037

Research and development expenses decreased by $979 for the three months ended March 31, 2022, compared to the same period in 2021. The Company’s research and development activities for the first three months of 2022 decreased as the Company’s efforts on a year over year basis were less focused on development and shifted towards pre-commercialization activities. General and administrative expenses decreased by $398 over same period in 2021 as select expenses associated with pre-commercialization activities were previously done in 2021.

The Company holds shares of Processa (NASDAQ: PCSA) which are marked to market each balance sheet date and unrealized gains or losses are recognized at that time. The unrealized loss on those shares for the three months ended March 31, 2022 was $91. Other losses were driven mainly by interest expense and unrealized losses related to the Company’s foreign currency transactions. The Company has vendors that transact in Euros, Great British Pounds and Canadian Dollars. There was an increase of $52 in other losses for the three months ended March 31, 2022, compared to the same period in 2021. Amortization expense is also a non-cash expense and relates to amortization of the deferred issuance cost of the loan facilities with Bridge Bank. Amortization expense increased by $7 for the three months ended March 31, 2022 compared to the same period in 2021. In 2022, the Company is amortizing the capitalized costs associated with the renegotiated Bridge Bank loan facility. During the same period in 2020, the Company had written off the remaining capitalized cost associated with the former facility after it received the CRL from the FDA in August 2020. Interest income was $7 lower for the three months ended March 31, 2022, compared to the same period in 2021. This was driven mainly by lower average cash balances for the three months ended March 31, 2022 compared to the same period in 2021.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through March 31, 2022, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

	Net Loss for the	Basic Net Loss per	Diluted Net Loss per
Period	Period	Common Share	Common Share
June 30, 2020	$(4,845)	$(0.21)	$(0.21)
September 30, 2020	(6,200)	(0.24)	(0.24)
December 31, 2020	(3,238)	(0.13)	(0.13)
March 31, 2021	(4,733)	(0.18)	(0.18)
June 30, 2021	(4,001)	(0.15)	(0.15)
September 30, 2021	(4,185)	(0.16)	(0.16)
December 31, 2021	(4,427)	(0.18)	(0.18)
March 31, 2022	(3,696)	(0.14)	(0.14)

Liquidity and Capital Resources

	As of	As of
Selected Asset and Liability Data (thousands):	March 31, 2022	December 31, 2021
Cash and equivalents	$18,259	$21,100
Other current assets	869	1,287
Current liabilities	2,136	1,654
Working capital (1)	16,992	20,733
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	194,463	194,015
Accumulated deficit	(183,182)	(179,486)
Shareholders’ equity	12,524	15,772

Cash and cash equivalents were $18,259 at March 31, 2022 and $21,100 at December 31, 2021. The decrease in cash and cash equivalents between March 31, 2022 and December 31, 2021 is the result of expenses related to the development and preparation of the NDA resubmission of PEDMARKTM and general and administrative expenses, which was offset by minimal cash inflows of $15 from various option exercises. There was a decrease of $418 in other current assets between March 31, 2022 and December 31, 2021. This is a result of a $249 decrease in deferred charges related to the financing of our director and officer’s insurance policy, a $91 decrease in the value of Processa shares and an decrease in prepaid expenses of $78.

Current liabilities increased primarily due to timing of select manufacturing and regulatory expenses associated with the PEDMARKTM NDA resubmission.

Working capital decreased between December 31, 2021 and March 31, 2022 by $3,741. The decrease relates to cash expenditures for operating activities for the three months ended March 31, 2022, the recognition of $500 reclassification of long-term debt to current liability, offset by the $15 cash inflow from option exercises. The Company expects increases in cash outflows related to pre-commercialization and commercialization activities in the coming quarters upon potential NDA approval.

The following table illustrates a summary of cash flow data for the three-month periods of March 31, 2022 and 2021:

Selected Cash Flow Data	Three Months Ended March 31,
(dollars and shares in thousands)	2022	2021
Net cash used in operating activities	$(2,856)	$(3,593)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	15	—
Net cash flow	$(2,841)	$(3,593)

Net cash used in operating activities for the three months ended March 31, 2022 primarily reflected a net loss of $3,696. The three month loss was adjusted for the add back of non-cash items consisting of $433 in stock-based compensation expense, with unrealized loss on securities of $91 and amortization expense of $7 for the three months ended March 31, 2022. For the three months ended March 31, 2022, there was a net change in prepaid and other assets of $326; coupled with a net decrease in current liabilities of $18 for the three months ended March 31, 2022. Three month cash flows from operating activities were $2,856 and $3,593, respectively, for the periods ended March 31, 2022 and 2021.  Net cash provided by financing activities for the three months ended March 31, 2022 was $15. There was no financing activity cash flows for the same period in 2021. Net cash flows from the three month-periods ended March 31, 2022 and 2021, were negative $2,841 and $3,593, respectively.

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

Outstanding Share Information

Our outstanding share data as of March 31, 2022 and December 31, 2021 was as follows (in thousands):

	March 31,	December 31,
Outstanding Share Type	2022	2021	Change
Common shares	26,040	26,014	26
Warrants	39	39	—
Stock options	4,051	4,259	(208)
Total	30,130	30,312	(182)

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2022, we had approximately $131 in our cash accounts and $18,128 in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

Research and development expenses for the three months ended March 31, 2022 was $1,437. For the same period in 2021 research and development expense was $2,416. We have decreased our research and development expenses related to PEDMARKTM as our efforts have shifted to pre-commercialization activities after the NDA resubmission in March 2022.

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

Critical Accounting Policies and Use of Estimates

A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed February 28, 2022). There have been no material changes to our critical accounting policies and use of estimates during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

At March 31, 2022, we had $18,128 in money market investments and savings accounts as compared to $21,018 at December 31, 2021; these investments typically have minimal risk. The financial markets had been volatile resulting in concerns regarding the recoverability of money market investments, but those conditions have stabilized. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Euro, Great British Pounds and Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At March 31, 2022, we held approximately $49 Canadian dollars ($39  as presented to U.S. dollars). At December 31, 2021, we held approximately $43 Canadian dollars ($34 as presented into U.S. dollars).

Item 4. Controls and Procedures.

(a)                 Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Chapman v. Fennec Pharmaceuticals Inc. et al.

On September 3 2020, plaintiff Jim Chapman filed a putative federal securities class action lawsuit against the Company, our Chief Executive Officer, Rostislav Raykov, and Chief Financial Officer, Robert Andrade, in the United States District Court for the Middle District of North Carolina, captioned Chapman v. Fennec Pharmaceuticals Inc. et al., Case No. 1:20-cv-00812. The complaint alleged that prior to our August 10, 2020 receipt of a CRL from the FDA concerning our NDA for PEDMARKTM, defendants made materially false or misleading statements and failed to disclose material facts about our third-party PEDMARKTM product manufacturing facility and the impact the facility would have on regulatory approval for PEDMARKTM. On December 3, 2020, the court appointed a lead plaintiff to represent the putative class. On February 1, 2021, the lead plaintiff filed an amended complaint. The amended complaint added members of our Board of Directors as defendants, asserts a putative class period from December 20, 2018 through August 10, 2020, makes allegations similar to those in the original complaint, claims the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks an unspecified amount of compensatory damages and attorneys’ fees and costs.

On March 3, 2021, defendants filed a motion to dismiss the amended complaint. On April 2, 2021, plaintiff filed an opposition to the motion to dismiss. On April 16, 2021, defendants filed a reply in support of the motion to dismiss, and on December 16, 2021, the Magistrate Judge entered an order recommending that defendants’ motion to dismiss be granted in its entirety. On January 24, 2022 plaintiff filed objections to the Magistrate Judge’s recommendation, and defendants filed their response on February 3, 2022. On March 2, 2022, the U.S. District Court Judge adopted the Magistrate Judge’s order and recommendation and entered an order and judgment dismissing the amended complaint with prejudice.

On March 30, 2022, plaintiff filed a motion for post judgment relief, seeking leave to file a second amended complaint. In his proposed second amended complaint, plaintiff seeks to add allegations stemming from the receipt of a second CRL following our resubmission of our NDA for PEDMARKTM, which we received on November 29, 2021, among other things. Defendants filed an opposition to plaintiff’s motion for post judgment relief on April 20, 2022. Plaintiff submitted a reply in support of his motion in early May 2022.

We believe that this lawsuit is without merit and intend to defend it vigorously. We cannot predict the outcome of this lawsuit. Failure by us to obtain a favorable resolution of the lawsuit could have a material adverse effect on our business, results of operations, and financial condition. We have not recorded a liability as of March 31, 2022, because we believe a potential loss is not probable or reasonably estimable given the nature of the proceedings and our success so far by obtaining a dismissal with prejudice of the amended complaint.

Fisher v. Fennec Pharmaceuticals Inc. et al.

On February 9, 2022, plaintiff Jeffrey D. Fisher filed a putative federal securities class action lawsuit against the Company and our CEO and CFO in the United States District Court for the Middle District of North Carolina, captioned Fisher v. Fennec Pharmaceuticals Inc. et al., Case No. 1:22-cv-00115. The complaint asserts a putative class period from May 28, 2021 through November 28, 2021, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making materially false and misleading statements or omissions regarding the status of our third-party PEDMARKTM product manufacturing facility, the facility’s compliance with cGMP, and the impact its status and compliance would have on regulatory approval for PEDMARKTM in the period leading up to the Company’s November 29, 2021 receipt of a CRL for a subsequent NDA for PEDMARKTM. The complaint seeks an unspecified amount of damages and attorneys’ fees and costs. On April 11, 2022, plaintiff Jeffrey D. Fisher filed a motion to be appointed lead plaintiff and represent the putative class. In early May 2022, the Court appointed Fisher as lead plaintiff.

We believe that the lawsuit is without merit and intend to defend it vigorously. We cannot predict the outcome of this lawsuit. Failure by us to obtain a favorable resolution of the lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

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

On January 11, 2022, our licensor OHSU filed a Request for Supplemental Examination of US ‘190 requesting the consideration by the Central Re-examination Unit (“CRU”) of the USPTO of certain prior art references, including references cited by Hope in its Petition for IPR that are relevant to the granted claim of the patent. On January 28, 2022, the CRU found that the cited references constitute a substantial new question of patentability and ordered an ex parte reexamination of the single US ‘190 claim of pursuant to 35 U.S.C. § 257. On March 11, 2022, the CRU issued a substantive Office Action.  We filed a preliminary response to Hope’s Request for IPR of the ‘190 Patent in February 2022, requesting that the ‘190 IPR be denied on the basis that the CRU is already reviewing the relevant issues in the Supplemental Examination Proceeding and is further advanced than PTAB in its consideration.  On May 9, the PTAB granted Hope Medical’s Petition to Institute the IPR against the ‘190 patent and a stayed the Supplemental Examination pending the result of the ‘190 IPR.  We expect a decision in the ‘190 IPR in May 2023, which can be appealed by the losing party.  Separately, the PTAB has until mid-May 2022 to decide whether to institute the ‘363 IPR.

In February and April 2022, the USPTO issued Notices of Allowance to Fennec for two additional patents that cover the PEDMARKTM pharmaceutical formulation. We expect these two additional U.S. patents to issue in mid-2022 and will be listed in the FDA’s Orange Book on approval of PEDMARKTM.  These patents will expire in 2039, unless held invalid or unenforceable by a court or final jurisdiction.

We plan to vigorously defend our intellectual property rights related to PEDMARK™. However, we are unable to predict the outcome of Hope’s IPR petitions, or the Supplemental Examination, and an invalidation of one or both of the ‘190 and ‘363 patents may have a material adverse effect on our ability to protect our rights in PEDMARK™ beyond  periods of marketing exclusivity for PEDMARKTM possible in the United States under Orphan Drug Designation and in Europe under European Market Exclusivity for Pediatric Use (“PUMA”). We obtained U.S. Orphan Drug Designation for the use of PEDMARKTM in the prevention of platinum-induced ototoxicity in pediatric patients in 2004. We plan to pursue PUMA upon approval of the MAA, which would allow for 10 years of market exclusivity upon PUMA approval.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, Item 1A – Risk Factors.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this quarterly report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 12, 2022, we issued a press release announcing our financial results for the quarter ended March 31, 2022. A copy of the news release is attached to this report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2022 (filed herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: May 12, 2022	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 12, 2022	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)