Form 10-Q
period 2022-06-30
FENNEC PHARMACEUTICALS INC.
filed 2022-08-12
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 26,067,283 common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	June 30, 2022	December 31,
	(Unaudited)	2021

Assets
Current assets
Cash and cash equivalents	$14,915	$21,100
Prepaid expenses	490	1,034
Other current assets	149	253
Total current assets	15,554	22,387

Non-current assets
Deferred issuance cost, net of amortization	14	27
Total non-current assets	14	27
Total assets	$15,568	$22,414

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,743	$777
Accrued liabilities	294	877
Current portion of long-term debt	1,000	—
Total current liabilities	3,037	1,654

Long-term liabilities
Term loan	4,000	5,000
Debt discount	(10)	(12)
Total long-term liabilities	3,990	4,988
Total liabilities	7,027	6,642

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Common stock, no par value; unlimited shares authorized; 26,067 shares issued and outstanding (2021 ‑ 26,014)	140,922	140,801
Additional paid-in capital	54,630	53,214
Accumulated deficit	(188,254)	(179,486)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	8,541	15,772
Total liabilities and stockholders’ equity	$15,568	$22,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	1,131	800	2,568	3,216
General and administrative	3,878	3,120	5,987	5,627

Loss from operations	(5,009)	(3,920)	(8,555)	(8,843)

Other (expense)/income
Foreign currency transaction gain/(loss)	1	—	(2)	(8)
Amortization expense	(8)	—	(15)	—
Unrealized (loss)/gain on securities	(8)	(84)	(99)	98
Interest income	9	12	18	28
Interest expense	(57)	(9)	(115)	(9)
Total other (expense)/income	(63)	(81)	(213)	109

Net loss	$(5,072)	$(4,001)	$(8,768)	$(8,734)

Basic net loss per common share	$(0.19)	$(0.15)	$(0.34)	$(0.34)
Diluted net loss per common share	$(0.19)	$(0.15)	$(0.34)	$(0.34)
Weighted-average number of common shares outstanding basic	26,052	26,003	26,067	26,003
Weighted-average number of common shares outstanding diluted	26,052	26,003	26,067	26,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2022	2021

Cash flows (used in) provided by:
Operating activities:
Net loss	$(8,768)	$(8,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt access fees	14	—
Amortization of debt discount	1	—
Unrealized loss/(gain) on securities	99	(98)
Stock-based compensation - consultants	69	9
Stock-based compensation - employees	1,407	1,913
Changes in operating assets and liabilities:
Prepaid expenses	544	388
Other assets	5	2
Accounts payable	966	(894)
Accrued liabilities	(583)	(605)
Net cash used in operating activities	(6,246)	(8,019)

Financing activities:
Long-term debt	—	5,000
Debt discount	—	(14)
Capitalized deferred issuance costs	—	(42)
Issuance of shares, options exercise	61	24
Net cash provided by financing activities	61	4,968

(Decrease)/increase in cash and cash equivalents	(6,185)	(3,051)
Cash and cash equivalents - Beginning of period	21,100	30,344
Cash and cash equivalents - End of period	$14,915	$27,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022, and 2021

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2021	26,014	$140,801	$53,214	$(179,486)	$1,243	$15,772
Stock options issued to employees	—	—	399	—	—	399
Stock options issued to contractors	—	—	34	—	—	34
Stock option exercise	26	31	(16)	—	—	15
Net loss	—	—	—	(3,696)	—	(3,696)
Balance at March 31, 2022	26,040	$140,832	$53,631	$(183,182)	$1,243	$12,524
Stock options issued to employees	—	—	1,008	—	—	1,008
Stock options issued to contractors	—	—	35	—	—	35
Stock option exercise	19	90	(44)	—	—	46
Restricted stock unit release	8	—	—	—	—	—
Net loss	—	—	—	(5,072)	—	(5,072)
Balance at June 30, 2022	26,067	$140,922	$54,630	$(188,254)	$1,243	$8,541

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	26,003	$140,733	$49,234	$(162,140)	$1,243	$29,070
Stock options issued to employees	—	—	587	—	—	587
Stock options issued to contractors	—	—	9	—	—	9
Net loss	—	—	—	(4,733)	—	(4,733)
Balance at March 31, 2021	26,003	$140,733	$49,830	$(166,873)	$1,243	$24,933
Stock options issued to employees	—	—	1,326	—	—	1,326
Stock option exercise	4	47	(24)	—	—	23
Net loss	—	—	—	(4,001)	—	(4,001)
Balance at June 30, 2021	26,007	$140,780	$51,132	$(170,874)	$1,243	$22,281

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

During the three and six months ended June 30, 2022, the Company incurred a loss from operations of $5,009 and $8,555, respectively. At June 30, 2022, the Company had an accumulated deficit of $188,254 and had experienced negative cash flows from operating activities during the three and six months ended June 30, 2022 in the amount of $3,390 and $6,246, respectively.

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

On January 31, 2022, the Company announced a third amendment to the Bridge Bank Loan and Security Agreement. This amendment redefines certain definitions in the agreement. The term “Resubmission Event” is the resubmission by Fennec for final NDA approval from the FDA for PEDMARK on or before March 31, 2022. Fennec did achieve the Resubmission Event on March 24, 2022. The “Approval Event” is the receipt of the final NDA approval by Fennec from the U.S. Food and Drug Administration for PEDMARKTM on or before September 30, 2022. The Company intends to use the proceeds from the loans to provide working capital for commercial readiness activities prior to NDA approval as well as commercialization activities for PEDMARKTM, if approved by the FDA.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company believes current funds, along with the funds from the Bridge Bank Loan and Security Agreement or from the securities purchase agreement dated August 1, 2022 with Petrichor Opportunities Fund I LP (the “Petrichor Agreement”) (see Subsequent Events), provide sufficient funding for the Company to carry out its planned activities, including, if PEDMARKTM is approved by the FDA, the commencement of commercialization efforts, for at least the next twelve months as it continues its strategic development of PEDMARKTM.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate or if there was a materially adverse event which affected the Company’s solvency.

2.    Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts. The results of operations for the three and six monthsended June 30. 2022 are not necessarily indicative of results to be expected for the full fiscal year.

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

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the Company’s financial position at June 30, 2022 and to state fairly the results for the periods presented. The most significant estimates utilized during the three and six months ended June 30, 2022 include estimates necessary to value grants of various equity instruments to employees and contractors, as disclosed in Note 4.

New accounting pronouncements

The Company did not adopt any new accounting pronouncements during the quarter ended June 30, 2022.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2022, the Company had $14,915 in cash, savings and money market accounts ($21,100 at December 31, 2021). At June 30, 2022, the Company held $278 in cash of which $37 (as presented in U.S. dollars) was in Canadian dollars ($34 at December 31, 2021 as presented in U.S. dollars). At June 30, 2022, the Company held $14,637 in money market investments. Money market

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial instruments

Financial instruments recognized on the balance sheets at June 30, 2022 and December 31, 2021 consist of cash and cash equivalents, shares of Processa Pharmaceuticals, Inc., accounts payable, accrued liabilities and current portion of long-term debt, the carrying values of which approximate fair value due to their relatively short time to maturity. The Company does not hold or issue financial instruments for trading.

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

Due to the uncertainty associated with the occurrence of any underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of certain initial conditions precedent milestones, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of June 30, 2022, and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

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

Contract assets

The Company did not have any contract assets as of June 30, 2022 or December 31, 2021.

Contract liabilities

The Company did not have any contract liabilities as of June 30, 2022 or December 31, 2021.

Revenue arrangements

Elion

In May 2016, the Company sold its rights in the drug Eniluracil to Elion Oncology, LLC (“Elion”). The agreement called for $40 in cash and 5% royalties to be paid to Fennec for any income derived from the sale of Eniluracil. The agreement was for the sale (not the license) of IP. In addition, the agreement did not call for any additional good or service beyond the transfer of IP and related assets (e.g. “all information and know-how”, documentation, etc.).

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

The Company recognized $200 in revenue associated with the aforementioned cash and shares it became entitled to for the year ended December 31, 2020. Due to the one year lockup provision on the Processa shares, the Company deemed it reasonable to apply a liquidity discount of 20% to the valuation of the shares associated with the achievement of the Condition Precedent. Shares associated with the one- and two-year anniversary milestones had a 30% and 40% liquidity discount applied to their fair market valuations. Recognizing the passage of time, the Company adjusted its liquidity discount to the original shares of 0% and then 0% and 20% for the one- and two-year anniversary tranches.

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities within the condensed consolidated statements of operations. During the quarter ended June 30, 2022, the Company reported $8 in unrealized loss on the fair value of the underlying Processa shares. Net loss over the life of the  Processa shares was $25 at June 30, 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(5,072)	$(4,001)	$(8,768)	$(8,734)

Denominator:
Weighted-average common shares, basic	26,052	26,003	26,067	26,003
Dilutive effect of stock options	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Incremental dilutive shares	—	—	—	—
Weighted-average common shares, diluted	26,052	26,003	26,067	26,003
Net loss per share, basic and diluted	$(0.19)	$(0.15)	$(0.34)	$(0.34)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common shares	4,337	3,653	4,337	3,653
Warrants to purchase common shares	39	39	39	39

4.    Stockholders’ Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three and six months ended June 30, 2022, there were no warrants issued or exercised. Outstanding warrants have a weighted average life of 6.60 years on June 30, 2022. The following tables detail the Company’s warrant activity for the three and six months ended June 30, 2022:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price $USD
Outstanding December 31, 2021	39	$6.80
Issued	—	—
Outstanding June 30, 2022	39	6.80
Issued	—	—
Outstanding June 30, 2022	39	$6.80

Equity Incentive Plan

The Compensation Committee of the Board of Directors administers the Company’s equity incentive plan (the “Plan”). The Compensation Committee designates eligible participants to be included under the Plan and approves the number of equity instruments to be granted from time to time under the Plan. Currently, the maximum number of equity instruments

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

issuable under the Plan, together with the Company’s prior stock option plan, is twenty-five percent (25%) of the total number of issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6,517 shares of common stock are authorized for issuance pursuant to stock options or other equity awards granted under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense from equity awards for the three and six month period ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractor options expense recognized	$35	$—	$69	$9
Employee options expense recognized	1,008	1,326	1,407	1,913
Total option expense recognized	$1,043	$1,326	$1,476	$1,922

Stock Option Activity

The following is a summary of option activity for the three and six months ended June 30, 2022, for stock options denominated in U.S. dollars. Since August of 2020, there have been no Canadian denominated options outstanding.

	Number of	Weighted-Average
US Denominated Options	Options (thousands)	Exercise Price $USD
Outstanding at December 31, 2021	4,259	$5.13
Granted	200	5.64
Exercised	(26)	0.58
Forfeited	(382)	6.13
Outstanding at March 31, 2022	4,051	5.34
Granted	305	5.71
Exercised	(19)	2.38
Outstanding at June 30, 2022	4,337	$5.14

During the three and six month periods ended June 30, 2022, there were 305 and 505 options granted, respectively. During the three and six month periods ended June 30, 2022, there were 26 and 45 exercises of options, respectively. This resulted in a cash inflow of $46 and $61, respectively. Of the 4,337 U.S. denominated options granted and outstanding at June 30, 2022, 3,050 are fully vested and exercisable.

The value of options issued was estimated using the Black-Scholes option pricing model using the assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the expected term of the award.

Valuation Assumptions
Black-Scholes Model Assumptions	June 30, 2022
Expected dividend	0.00%
Risk free rate	2.99 - 3.65%
Expected volatility	69 - 73%
Expected life	5 - 6 years

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSU’s”). The following is a summary of RSU activity for the three and six months ended June 30, 2022, for RSU’s denominated in U.S. dollars. During the quarter ended June 30,

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

2022, there were 8 RSU’s released from restriction. During the six months ended June 30, 2022, there were 88 RSU’s forfeited by departing employees.  All RSU’s vest over one to three years.

Number of Restricted
US Denominated RSUs	Share Units (thousands)
Outstanding at December 31, 2021	219
Awarded	—
Forfeited	(88)
Outstanding at March 31, 2022	131
Awarded	—
Released	(8)
Outstanding at June 30, 2022	123

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

	Fair Value Measurement at June 30, 2022 and December 31, 2021
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other				Significant
	Instruments				Observable Inputs				Unobservable Inputs
	Level 1				Level 2				Level 3		Total
	2022		2021		2022		2021		2022	2021	2022	2021
Assets
Cash and cash equivalents	278	(1)	82	(1)	14,637		21,018		—	—	14,915	21,100
Processa common shares	—		—		148	(2)	240	(2)	—	—	148	240

(1)

The Company held approximately $278 in cash as of June 30, 2022, of which approximately $37 was in Canadian funds (translated into U.S. dollars). As of December 31, 2021, the Company held approximately $82 in cash of which approximately $34 was in Canadian funds (translated into U.S. dollars).

(2)

The Company holds 46 unrestricted common shares of Processa (NASDAQ:PCSA). The Company expects to receive another 5 restricted common shares of Processa on October 20, 2022 which will become unrestricted one year after receipt. At October 30, 2020, Processa shares were trading at $4.11 per share. The Company originally applied a 20%, 30% and 40% liquidity discount to the shares and will mark to market at each balance sheet date. The Company will also adjust the liquidity discounts being applied to the share valuation to appropriately reflect the passage of time and the existence of any restrictions on the shares. Valuation of the shares at June 30, 2022 had a 0%, 0% and 20% liquidity discount applied to the 41, 5 and 5 share tranches, respectively.

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

On March 30, 2022, plaintiff filed a motion for post judgment relief, seeking leave to file a second amended complaint. In his proposed second amended complaint, plaintiff seeks to add allegations stemming from the receipt of a second CRL following our resubmission of our NDA for PEDMARKTM, which we received on November 29, 2021, among other

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

things. Defendants filed an opposition to plaintiff’s motion for post judgment relief on April 20, 2022. On May 4, 2022, lead plaintiff submitted a reply in support of his motion.

We believe that this lawsuit is without merit and intend to defend it vigorously. We cannot predict the outcome of this lawsuit. Failure by us to obtain a favorable resolution of the lawsuit could have a material adverse effect on our business, results of operations, and financial condition. We have not recorded a liability as of June 30, 2022, because we believe a potential loss is not probable or reasonably estimable given the nature of the proceedings and our success so far by obtaining a dismissal with prejudice of the amended complaint.

Fisher v. Fennec Pharmaceuticals Inc. et al.

On February 9, 2022, plaintiff Jeffrey D. Fisher filed a putative federal securities class action lawsuit against the Company and our CEO and CFO in the United States District Court for the Middle District of North Carolina, captioned Fisher v. Fennec Pharmaceuticals Inc. et al., Case No. 1:22-cv-00115. The complaint asserts a putative class period from May 28, 2021 through November 28, 2021, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making materially false and misleading statements or omissions regarding the status of our third-party PEDMARKTM product manufacturing facility, the facility’s compliance with cGMP, and the impact its status and compliance would have on regulatory approval for PEDMARKTM in the period leading up to the Company’s November 29, 2021 receipt of a CRL for a subsequent NDA for PEDMARKTM. The complaint seeks an unspecified amount of damages and attorneys’ fees and costs. On April 11, 2022, plaintiff Jeffrey D. Fisher filed a motion to be appointed lead plaintiff and represent the putative class and on May 9, 2022, the court appointed him as lead plaintiff.

On June 23, 2022, the lead plaintiff filed an amended complaint. The amended complaint asserts the same putative class period from May 28, 2021 through November 28, 2021, is brought against the same defendants, makes allegations similar to those in the original complaint. On August 7, 2022, defendants filed a motion to dismiss the amended complaint.

We believe that the lawsuit is without merit and intend to defend it vigorously. We cannot predict the outcome of this lawsuit. Failure by us to obtain a favorable resolution of the lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

Hope Medical Enterprises, Inc.

On October 29, 2021, Hope Medical Enterprises, Inc. (“Hope”) filed two petitions for inter partes review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the USPTO. In its petitions, Hope seeks to invalidate our U.S. Patent No. 10,596,190 (“US ‘190”), which is exclusively in-licensed from OHSU and relates to a method of using our PEDMARK™ product, and our U.S. Patent No. 10,792,363 (“US ’363”), which relates to an anhydrous form of STS, which is the active pharmaceutical ingredient in our PEDMARK™ product. US ‘190 was issued on March 24, 2020.  US ‘363 was issued on October 6, 2020.

On January 11, 2022, OHSU filed a Request for Supplemental Examination of US ‘190 requesting the consideration by the Central Re-examination Unit (“CRU”) of the USPTO of certain prior art references, including references cited by Hope in its Petition for IPR that are relevant to the granted claim of the patent. On January 28, 2022, the CRU found that the cited references constitute a substantial new question of patentability and ordered an ex parte reexamination of the single US ‘190 claim of pursuant to 35 U.S.C. § 257. On March 11, 2022, the CRU issued a substantive Office Action.  We filed a preliminary response to Hope’s Request for IPR of the ‘190 Patent in February 2022, requesting that the ‘190 IPR be denied on the basis that the CRU is already reviewing the relevant issues in the Supplemental Examination Proceeding and is further advanced than PTAB in its consideration.  On May 9, the PTAB granted Hope Medical’s Petition to Institute the IPR against the ‘190 patent and a stayed the Supplemental Examination pending the result of the ‘190 IPR. We expect a decision in the ‘190 IPR in May 2023, which can be appealed by the losing party.  Further, in May 2022, the PTAB granted Hope Medical’s Petition to Institute the IPR against the ‘363 patent. We expect a decision in the ‘363 IPR in May 2023, which can be appealed by the losing party.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In February and April 2022, the USPTO issued Notices of Allowance to Fennec for two additional patents that cover the PEDMARKTM pharmaceutical formulation. We expect these two additional U.S. patents to issue in the second half of 2022 and will be listed in the FDA’s Orange Book if our ending NDA for PEDMARKTM is approved.  These patents will expire in 2039, unless held invalid or unenforceable by a court or final jurisdiction.

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

Executive Severance

In the event of his termination with us other than for cause, we will be obligated to pay Mr. Raykov a one-time severance payment equal to twelve months of salary ($458 as of June 30, 2022). In the event of his termination with us other than for cause, we will be obligated to pay Mr. Andrade a one-time severance payment equal to six months of salary ($166 as of June 30, 2022).

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

On June 24, 2021, the Company drew $5,000 from Term Loan A. Term Loan A matures on July 1, 2025. Payments are for interest only through December 31, 2022. The Company shall make equal monthly payments of principal, together with applicable interest, following the interest only period until the maturity date. Interest shall accrue on the outstanding balance at a rate of 1% above prime as published by the Wall Street Journal on the first day of each month (5.75% at June 30, 2022). The Company is obligated to maintain a cash balance greater or equal to three times its monthly cash burn as calculated on the last date of the immediately preceding month. If Company fails to maintain the aforementioned cash balance, the bank can call the full amount of loan outstanding.

Collateral for Term Loan A, B and C shall not include any copyrights, patents, trademarks, servicemarks and applications therefor, now owned or hereafter acquired, or any claims for damages by way of any past, present, and future infringement of any of the foregoing (collectively, the “Intellectual Property”); provided, however, that the Collateral shall include all accounts and general intangibles that consist of rights to payment and proceeds from the sale, licensing or disposition of all or any part, or rights in the foregoing (the “Rights to Payment”). Notwithstanding the foregoing, if a judicial authority (including a U.S. Bankruptcy Court) holds that a security interest in the underlying Intellectual Property is necessary to have a security interest in the Rights to Payment, then the Collateral shall automatically, and effective as of the Effective Date, include the Intellectual Property to the extent necessary to permit perfection of Bridge Bank’s security interest in the Rights to Payment.

Aggregate annual payments due on Term Loan A as of June 30, 2022 are as follows (in thousands):

Years Ending December 31,	Amount
2022	$—
2023	2,000
2024	2,000
2025	1,000
Total future payments	5,000
Less: unamortized debt discount	(10)
Total term loan, net of debt discount	$4,990

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

Debt issuance costs amounting to $55 securing access to Term Loans A, B and C were paid in cash to Bridge Bank on June 24, 2021. This amount was capitalized and is being amortized over the access period of the Term Loans. Upon drawing Term Loan A, the Company recorded a debt discount of $14, which was based on a pro-rata allocation of the issue costs to Loan A, reducing the capitalized amount by the same amount. The debt discount is being amortized over the life of Term Loan A.

8.    Subsequent Events

On August 1, 2022, Fennec entered into a Securities Purchase Agreement (the “SPA”) with Petrichor (the “Investor”) in connection with the issuance of up to $45,000 of senior secured floating rate convertible notes (the “Notes”), issuable in multiple tranches. Upon certain closing conditions being satisfied, an initial tranche of $5,000 (the “First Closing Note”) will be issued and convertible at a price per share equal to the Initial Conversion Price equal to $8.11 per share, a 20%

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

premium of the 5-day volume weighted average price (the “VWAP”) of the Company’s common shares as traded on the Nasdaq Capital Market immediately prior announcement of the SPA.

A second tranche (the “Second Closing Notes”) of $20,000 is to be funded upon the approval of the United States Food and Drug Administration of the Company’s PEDMARK and satisfaction of other closing conditions. Subsequent to the funding of the Second Closing Note, and before December 31, 2023, the Company may draw up to $20,000 of additional financing under the SPA, in one or more tranches of $10,000 upon mutual agreement of the Company and the Investor (the “Subsequent Closing Notes”). Each of the Second and Subsequent Closing Notes will be convertible at a price per share equal to a 20% premium to the 5-day VWAP of the Company’s common shares as traded on the Nasdaq Capital Market immediately prior to the date on which the Company obtains FDA approval of PEDMARK (the “Second Closing Trigger”),  provided, however, that the Second Closing Note and Subsequent Closing Notes Conversion Price shall be no more than one hundred and fifty percent (150%)  of the Initial Conversion Price.

A commitment fee of 2.0% of the Notes is payable under the SPA. Half of such fee will be paid by the issuance on the first closing of warrants to purchase 55,498 Fennec common shares and half is payable in cash or warrants, at our election, on the second closing. The warrants will be exercisable at a price per share of $8.11 and will have a term of five years from the date of the grant.The initial $5 million tranche will be used to pay off the outstanding balance of the Bridge Bank Loan Security Agreement (Note 7).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Results:

109 randomized patients (52 Cisplatin only ("Cis") and 57 Cis+STS) were evaluable. The combination of Cis+STS was generally well tolerated. With a patient follow-up time of 52 months, the three-year Event Free Survival ("EFS") for Cis was 78.8% and 82.1% for the Cis + STS. The three-year Overall Survival ("OS") is 92.3% for Cis and 98.2% for Cis + STS. Treatment failure defined as Progressive Disease ("PD") at 4 cycles was equivalent in both arms. Among the first 101 evaluable patients, hearing loss occurred in 29/46=63.0% under Cis and in 18/55=32.7% under Cis +STS, corresponding to a relative risk of 0.52(P=0.002).

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

We generated a net loss of approximately $8.8 million for the six months ended June 30, 2022, and a net loss of $8.7 million for the six months ended June 30, 2021. As of June 30, 2022, our accumulated deficit was approximately $188.3 million ($179.5 million at December 31, 2021).

We believe that our cash and cash equivalents as of June 30, 2022, which totaled $14.9 million, plus the Bridge Bank Loan and Security Agreement or Petrichor Agreement, will be sufficient to meet our cash requirements through at least the next twelve months, including anticipated NDA approval and, if approved, the first commercial launch of PEDMARKTM in the United States. Our projections of our capital requirements are subject to substantial uncertainty, and more capital than we currently anticipate may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations that provide us with funding, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources. We may not be able to raise the necessary capital, or such funding may not be available on financially acceptable terms if at all. If we cannot obtain adequate funding in the future, we might be required to further delay, scale back or eliminate certain research and development studies, consider business combinations, or even shut down some, or all, of our operations.

Our operating expenses will depend on many factors, including the progress of our drug development efforts and efficiency of our operations and current resources. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the development of our product candidate, will depend on the availability of financial resources, the results of our clinical trials, and any directives from regulatory agencies, which are difficult to predict. Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated in support of our drug development programs.

Results of Operations

Three months ended June 30, 2022 versus three months ended June 30, 2021:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	June 30, 2022%		June 30, 2021%		Change
Revenue	$—		$—		$—
Operating expenses:
Research and development	1,131	23%	800	20%	331
General and administration	3,878	77%	3,120	80%	758
Total operating expense	5,009	100%	3,920	100%	1,089
Loss from operations	(5,009)		(3,920)		(1,089)

Unrealized (loss)/gain on securities	(8)		(84)		76
Foreign currency transaction gain/(loss)	1		—		1
Amortization expense	(8)		—		(8)
Interest expense	(57)		(9)		(48)
Interest income	9		12		(3)
Net loss	$(5,072)		$(4,001)		$(1,071)

Research and development expenses increased by $331 for the three months ended June 30, 2022, compared to the same period in 2021. The Company’s research and development activities during these three months increased as the Company’s efforts on a year over year basis were more focused on ongoing development and regulatory activities. The difference is mainly due to the timing of the NDA resubmission over the same period in 2021. General and administrative expenses increased by $758 over same period in 2021. Legal expenses increased $367 over same period in the prior year primarily as a result of the class action suits and patent defense. Sales and marketing activities increased by $620 over the same period in prior year as pre-commercialization activities increased. There was a decrease in non-cash equity compensation of $290 for the three months ended June 30, 2022 over the same period in 2021.

The Company holds shares of Processa (NASDAQ: PCSA) which are marked to market each balance sheet date and unrealized gains or losses are recognized at that time. The unrealized loss on those shares for the three months ended June 30, 2022 was $8. The Company has vendors that transact in Euros, Great British Pounds and Canadian Dollars. There was a foreign currency transaction gain of $1 for the three months ended June 30, 2022, compared to zero for the same period in 2021. Amortization expense is a non-cash expense and relates to amortization of the deferred issuance cost of the loan facilities with Bridge Bank. Amortization expense increased by $8 for the three months ended June 30, 2022 compared to the same period in 2021. Interest expense increased by $48 for the three months ended June 30 2022, over the same period in 2021. The increase relates to the interest being paid on the Bridge Bank loan facility. Interest income was $3 lower for the three months ended June 30, 2022, compared to the same period in 2021. This was driven mainly by lower average cash balances for the three months ended June 30, 2022 compared to the same period in 2021.

Six months ended June 30, 2022 versus six months ended June 30, 2021:

	Six Months Ended		Six Months Ended
In thousands of U.S. Dollars	June 30, 2022%		June 30, 2021%		Change
Revenue	$—		$—		$—
Operating expenses:
Research and development	2,568	30%	3,216	36%	(648)
General and administration	5,987	70%	5,627	64%	360
Total operating expenses	8,555	100%	8,843	100%	(288)
Loss from operations	(8,555)		(8,843)		288

Unrealized (loss)/gain on securities	(99)		98		(197)
Foreign currency transaction gain/(loss)	(2)		(8)		6
Amortization expense	(15)		—		(15)
Interest expense	(115)		(9)		(106)
Interest income	18		28		(10)
Net loss	$(8,768)		$(8,734)		$(34)

Research and development expenses decreased by $648 for the six months ended June 30, 2022, compared to the same period in 2021. The main drivers of this decrease were a decline in manuafacturing activities ($384), and a decline in regulatory expense ($165). General and administrative expenses increased by $360 over same period in 2021 primarily related to legal expenses.

The Company holds shares of Processa (NASDAQ: PCSA) which are marked to market each balance sheet date and unrealized gains or losses are recognized at that time. The unrealized loss on those shares for the six months ended on June 30, 2022 was $99, which is in contrast to the $98 gain for the same period in 2021. Foreign currency transaction loss was $2 for the six months ended June 30, 2022 ($8 loss for same period in 2021). Amortization expense was $15 for the six months ended June 30, 2022 compared to $0 for the same period in 2021. In 2022, the Company is amortizing the capitalized costs associated with the renegotiated Bridge Bank loan facility. Interest expense increased $106 for the six months ended June 30, 2022 over same period in 2021. The expense relates to interest on the Bridge Bank loan facility. Interest income was $10 lower for the six months ended June 30, 2022, compared to the same period in 2021. This was driven mainly by lower average cash balances for the six months ended June 30, 2022 compared to the same period in 2021.

Liquidity and Capital Resources

	As of	As of
Selected Asset and Liability Data (thousands):	June 30, 2022	December 31, 2021
Cash and equivalents	$14,915	$21,100
Other current assets	639	1,287
Current liabilities	3,037	1,654
Working capital (1)	12,517	20,733
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	195,552	194,015
Accumulated deficit	(188,254)	(179,486)
Shareholders’ equity	8,541	15,772

Cash and cash equivalents were $14,915 at June 30, 2022 and $21,100 at December 31, 2021. The decrease in cash and cash equivalents between June 30, 2022 and December 31, 2021 is the result of expenses related to the development and preparation of the NDA resubmission of PEDMARKTM and general and administrative expenses, which was offset by minimal cash inflows of $61 from various option exercises. There was a decrease of $648 in other current assets between June 30, 2022 and December 31, 2021. This is a result of a $463 decrease in deferred charges related to the financing of our director and officer’s insurance policy, a $99 decrease in the value of Processa shares and a decrease in prepaid expenses of $544.

Current liabilities increased by $1,383 between June 30, 2022 and December 31, 2021. The increase was driven mainly by the re-classification of $1,000 from long to short-term debt. Payables and accrued expenses increased $361 due to timing of select manufacturing and expenses associated with the PEDMARKTM pre-commercialization effort.

Working capital decreased between December 31, 2021 and June 30, 2022 by $8,216. The decrease relates to cash expenditures for operating activities for the six months ended June 30, 2022, the $1,000 reclassification of long-term debt to current liability, offset by the $61 cash inflow from option exercises. The Company expects increases in cash outflows related to pre-commercialization and commercialization activities in the coming quarters upon potential NDA approval.

The following table illustrates a summary of cash flow data for the three and six month periods ended  June 30, 2022 and 2021:

Selected Cash Flow Data	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands)	2022	2021	2022	2021
Net cash used in operating activities	$(3,390)	$(4,426)	$(6,246)	$(8,019)
Net cash provided by investing activities	—	—	—	—
Net cash provided by financing activities	46	4,968	61	4,968
Net cash flow	$(3,344)	$542	$(6,185)	$(3,051)

Net cash used in operating activities for the three and six months ended June 30, 2022 primarily reflected a net loss of $5,072 and $8,768, respectively. These three and six month losses were adjusted for the add back of non-cash items consisting of $1,043 and $1,476, respectively, in stock-based compensation expense, with unrealized loss on securities of $8 and $99 added back for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2022, there was a net change in prepaid and other assets of $221 and $548, respectively; coupled with a net increase in current liabilities for the three and six month periods ended June 30, 2022 of $401 and $383, respectively.  Three and six month cash flows from operating activities were negative $3,390 and $6,246, respectively, for the period ended June 30, 2022. Net cash provided by financing activities for the three and six months ended June 30, 2022 was $46 and $61, respectively. Financing activities consisted of proceeds from the exercises of various options. Net cash flows from the three and six month period ended June 30, 2022 were negative $3,344 and $6,185, respectively.

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

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2022, we had approximately $278 in our cash accounts and $14,637 in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

Research and development expenses for the three and six months ended June 30, 2022 was $1,131 and $2,568, respectively. For the same periods in 2021, research and development expense was $800 and $3,216, respectively. We have decreased our research and development expenses related to PEDMARKTM as our efforts have shifted to pre-commercialization activities after the NDA resubmission in March 2022.

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

Critical Accounting Policies and Use of Estimates

A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed February 28, 2022). There have been no material changes to our critical accounting policies and use of estimates during the six months ended June 30, 2022.

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

At June 30, 2022, we had $14,637 in money market investments and savings accounts as compared to $21,018 at December 31, 2021; these investments typically have minimal risk. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Euro, Great British Pounds and Canadian dollars. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars which we use to pay vendors in Canada and other corporate obligations. At June 30, 2022, we held approximately $49 Canadian dollars ($37  as presented to U.S. dollars). At December 31, 2021, we held approximately $43 Canadian dollars ($34 as presented into U.S. dollars).

Item 4. Controls and Procedures.

(a)                 Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Chapman v. Fennec Pharmaceuticals Inc. et al.

On September 3, 2020, plaintiff Jim Chapman filed a putative federal securities class action lawsuit against the Company, our Chief Executive Officer, Rostislav Raykov, and Chief Financial Officer, Robert Andrade, in the United States District Court for the Middle District of North Carolina, captioned Chapman v. Fennec Pharmaceuticals Inc. et al., Case No. 1:20-cv-00812. The complaint alleged that prior to our August 10, 2020 receipt of a CRL from the FDA concerning our NDA for PEDMARK™, defendants made materially false or misleading statements and failed to disclose material facts about our third-party PEDMARK™ product manufacturing facility and the impact the facility would have on regulatory approval for PEDMARK™. On December 3, 2020, the court appointed a lead plaintiff to represent the putative class. On February 1, 2021, the lead plaintiff filed an amended complaint. The amended complaint added members of our Board of Directors as defendants, asserted a putative class period from December 20, 2018 through August 10, 2020, made allegations similar to those in the original complaint, claimed the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and sought an unspecified amount of compensatory damages and attorneys’ fees and costs.

On March 3, 2021, defendants filed a motion to dismiss the amended complaint. On April 2, 2021, lead plaintiff filed an opposition to the motion to dismiss. On April 16, 2021, defendants filed a reply in support of the motion to dismiss, and on December 16, 2021, the Magistrate Judge entered an order recommending that defendants’ motion to dismiss be granted in its entirety. On January 24, 2022, lead plaintiff filed objections to the Magistrate Judge’s recommendation, and defendants filed their response on February 3, 2022. On March 2, 2022, the U.S. District Court Judge adopted the Magistrate Judge’s order and recommendation and entered an order and judgment dismissing the amended complaint with prejudice.

On March 30, 2022, lead plaintiff filed a motion for post judgment relief, seeking leave to file a second amended complaint. In his proposed second amended complaint, lead plaintiff seeks to add allegations stemming from the receipt of a second CRL following our resubmission of our NDA for PEDMARK™, which we received on November 29, 2021, among other things. On April 20, 2022, defendants filed an opposition to lead plaintiff’s motion for post judgment relief. On May 4, 2022, lead plaintiff submitted a reply in support of his motion.

We believe that this lawsuit is without merit and intend to defend it vigorously. We cannot predict the outcome of this lawsuit. Failure by us to obtain a favorable resolution of the lawsuit could have a material adverse effect on our business, results of operations, and financial condition. We have not recorded a liability as of June 30, 2022, because we believe a potential loss is not probable or reasonably estimable given the nature of the proceedings and our success so far by obtaining a dismissal with prejudice of the amended complaint.

Fisher v. Fennec Pharmaceuticals Inc. et al.

On February 9, 2022, plaintiff Jeffrey D. Fisher filed a putative federal securities class action lawsuit against the Company and our CEO and CFO in the United States District Court for the Middle District of North Carolina, captioned Fisher v. Fennec Pharmaceuticals Inc. et al., Case No. 1:22-cv-00115. The complaint asserts a putative class period from May 28, 2021 through November 28, 2021, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making materially false and misleading statements or omissions regarding the status of our third-party PEDMARK™ product manufacturing facility, including the facility’s compliance with cGMP and remediation of deficiencies outlined in the August 10, 2020 CRL, and the impact its status and compliance would have on regulatory approval for PEDMARK™ in the period leading up to the Company’s November 29, 2021 receipt of a CRL for a subsequent NDA for PEDMARK™. The complaint seeks an unspecified amount of damages and attorneys’ fees and costs.

On April 11, 2022, plaintiff Jeffrey D. Fisher filed a motion to be appointed lead plaintiff and represent the putative class, and on May 9, 2022, the court appointed him as lead plaintiff.

On June 23, 2022, the lead plaintiff filed an amended complaint. The amended complaint asserts the same putative class period from May 28, 2021 through November 28, 2021, is brought against the same defendants, makes allegations similar to those in the original complaint. On August 7, 2022, defendants filed a motion to dismiss the amended complaint.

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

On January 11, 2022, our licensor OHSU filed a Request for Supplemental Examination of US ‘190 requesting the consideration by the Central Re-examination Unit (“CRU”) of the USPTO of certain prior art references, including references cited by Hope in its Petition for IPR that are relevant to the granted claim of the patent. On January 28, 2022, the CRU found that the cited references constitute a substantial new question of patentability and ordered an ex parte reexamination of the single US ‘190 claim of pursuant to 35 U.S.C. § 257. On March 11, 2022, the CRU issued a substantive Office Action.  We filed a preliminary response to Hope’s Request for IPR of the ‘190 Patent in February 2022, requesting that the ‘190 IPR be denied on the basis that the CRU is already reviewing the relevant issues in the Supplemental Examination Proceeding and is further advanced than PTAB in its consideration.  On May 9, the PTAB granted Hope Medical’s Petition to Institute the IPR against the ‘190 patent and a stayed the Supplemental Examination pending the result of the ‘190 IPR.  Further, in May 2022, the PTAB granted Hope Medical’s Petition to Institute the IPR against the ‘363 patent.  We expect a decision in the ‘363 IPR in May 2023, which can be appealed by the losing party.

In February and April 2022, the USPTO issued Notices of Allowance to Fennec for two additional patents that cover the PEDMARKTM pharmaceutical formulation. We expect these two additional U.S. patents to issue in the second half of 2022 and will be listed in the FDA’s Orange Book on approval of PEDMARKTM.  These patents will expire in 2039, unless held invalid or unenforceable by a court or final jurisdiction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 12, 2022, we issued a press release announcing our financial results for the quarter ended June 30, 2022. A copy of the news release is attached to this report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or

incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2022 (filed herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 12, 2022	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 12, 2022	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)