Form 10-Q
period 2023-03-31
FENNEC PHARMACEUTICALS INC.
filed 2023-05-12
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023 there were 26,419,511 common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	March 31, 2022	December 31,
	(Unaudited)	2022

Assets
Current assets
Cash and cash equivalents	$18,390	$23,774
Accounts receivable, net	1,683	1,545
Prepaid expenses	639	770
Inventory	918	576
Other current assets	32	63
Total current assets	21,662	26,728

Non-current assets
Deferred issuance cost, net of amortization	159	211
Total non-current assets	159	211
Total assets	$21,821	$26,939

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,947	$2,390
Accrued liabilities	1,073	2,219
Total current liabilities	4,020	4,609

Long term liabilities
Term loan	25,000	25,000
PIK interest	481	260
Debt discount	(341)	(361)
Total long term liabilities	25,140	24,899
Total liabilities	29,160	29,508

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Common stock, no par value; unlimited shares authorized; 26,411 shares issued and outstanding (2022 ‑26,361)	142,804	142,591
Additional paid-in capital	57,866	56,797
Accumulated deficit	(209,252)	(203,200)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ deficit	(7,339)	(2,569)
Total liabilities and stockholders’ deficit	$21,821	$26,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022

Revenue
PEDMARK product sales, net	$1,677	$—
Cost of products sold	(95)	—
Gross profit	1,582	—

Operating expenses:
Research and development	4	1,437
Selling and marketing	2,531	—
General and administrative	4,317	2,109

Total operating expenses	(6,852)	(3,546)
Loss from operations	(5,270)	(3,546)

Other (expense)/income
Unrealized foreign exchange gain/(loss)	9	(3)
Amortization expense	(72)	(7)
Unrealized loss on securities	(30)	(91)
Interest income	109	9
Interest expense	(798)	(58)
Total other expense	(782)	(150)

Net loss	$(6,052)	$(3,696)

Basic net loss per common share	$(0.23)	$(0.14)
Diluted net loss per common share	$(0.23)	$(0.14)
Weighted-average number of common shares outstanding basic	26,559	26,019
Weighted-average number of common shares outstanding diluted	26,559	26,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023 and 2022

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2022	26,361	$142,591	$56,797	$(203,200)	$1,243	$(2,569)
Stock-based compensation - employees	—	—	1,089	—	—	1,089
Stock option exercise	49	213	—	—	—	213
Restricted stock release	1	—	(20)	—	—	(20)
Net loss	—	—	—	(6,052)	—	(6,052)
Balance at March 31, 2023	26,411	$142,804	$57,866	$(209,252)	$1,243	$(7,339)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2021	26,014	$140,801	$53,214	$(179,486)	$1,243	$15,772
Stock-based compensation - employees	—	—	399	—	—	399
Stock-based compensation - consultants	—	—	34	—	—	34
Stock option exercise	26	31	(16)	—	—	15
Net loss	—	—	—	(3,696)	—	(3,696)
Balance at March 31, 2022	26,040	$140,832	$53,631	$(183,182)	$1,243	$12,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022

Cash flows (used in) provided by:
Operating activities:
Net loss	$(6,052)	$(3,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt access fees	52	6
Amortization of debt discount	20	1
Unrealized loss on securities	30	91
Stock-based compensation - consultants	—	34
Stock-based compensation - employees	1,089	399
Changes in operating assets and liabilities:
Accounts receivable	(138)	—
Prepaid expenses	131	319
Inventory	(342)	—
Other assets	—	8
Accounts payable	557	447
Accrued liabilities	(924)	(465)
Net cash used in operating activities	(5,577)	(2,856)

Financing activities:
Issuance of shares, options exercise	213	15
Cash paid for taxes on restricted share release	(20)	—
Net cash provided by financing activities	193	15

Decrease in cash and cash equivalents	(5,384)	(2,841)
Cash and cash equivalents - Beginning of period	23,774	21,100
Cash and cash equivalents - End of period	$18,390	$18,259

Non-cash investing and financing activities:
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Non-cash financing (PIK Interest)	$221	$—
Financed insurance policy	$—	$466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

.

1.    Nature of Business and Going Concern

Fennec Pharmaceuticals Inc. (“Fennec,” “the Company,” “we,” “us,” or “our”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec is a biopharmaceutical company with one U.S. Food and Drug Administration (“FDA”) approved product developed to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. The Company has four wholly owned subsidiaries: Oxiquant, Inc. (“Oxiquant”) and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc. (“CBI”), a Canadian corporation and Fennec Pharmaceuticals (EU) Limited (“Fennec Limited”), an Ireland company, collectively referred to herein as the “Company.” With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

During the three months ended March 31, 2023, the Company incurred a net loss from operations of $5,270. At March 31, 2023, it had an accumulated deficit of $209,252 and had experienced negative cash flows from operating activities in the amount of $5,577 for the period ended March 31, 2023.

On August 1, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Petrichor Opportunities Fund I LP (the “Investor”) in connection with the issuance of up to $45,000 of senior secured floating rate convertible notes (the “Notes”), issuable in multiple tranches (the “Note Financing”).  On August 19, 2022, the Company closed on the initial tranche of $5,000 (the “First Closing Note”) which has an initial conversion price equal to $8.11 per share, which was calculated based on a 20% premium of the 5-day volume weighted average price of the Company’s common shares as traded on the Nasdaq Capital Market (the “VWAP”) immediately prior to the announcement of the SPA dated August 1, 2022. In connection with the first closing, the Company repaid in full its secured indebtedness with Bridge Bank in the amount of $5,000.

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

A commitment fee of 2.0% of the Notes was payable under the SPA. Half of such fee was paid by the issuance on the first closing of warrants to purchase 55,498 Fennec common shares (“First Closing Warrant”) and half was payable in cash or warrants of 55,498 Fennec common shares (“Second Closing Warrant”), at the Company’s election, on the second closing. The warrants are exercisable at a price per share of $8.11 and will have a term of five years from the date of the grant. The Company elected to have all the commitment fee of the Notes payable in warrants.

The Company believes current funds, which include funds from the First Closing Note and the Second Closing Note, provide sufficient funding for the Company to carry out its planned activities, including the continuation of commercialization efforts of PEDMARK® outside the United States for at least the next twelve months.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

2.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include product sales, discounts and allowance against trade receivables, measurement of stock-based compensation and estimates of the Company’s capital requirement over the next twelve months from the date of issuance of the consolidated financial statements. Actual results could differ from those estimates.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of March 31, 2023, the Company held approximately CAD$1,392 ($1,029 as expressed in $USD), located in Canadian banks outside of the United States.

Stock-Based Compensation

Under the Company’s stock-based compensation programs, the Company periodically grants stock options and restricted stock to employees, directors and consultants. The Company also issues shares under an employee stock purchase plan. The fair value of each award is recognized in the Company’s statements of operations over the requisite service period for such award.

The Company uses the Black-Scholes option pricing model to value stock option awards without market conditions, which requires the Company to make certain assumptions regarding the expected volatility of its common stock price, the expected term of the option grants, the risk-free interest rate and the dividend yield with respect to its common stock. The Company calculates volatility using its historical stock price data. Due to the lack of the Company’s own historical data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the Company’s stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate used for each grant is based on the United States Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and at present, has no intention to pay cash dividends.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Inventory

Inventories are valued under a standard costing methodology on a first-in, first-out basis and are stated at the lower of cost or net realizable value. The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors,  information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Capitalized costs of inventories mainly include third party manufacturing, logistics and distribution costs. The Company assesses the recoverability of inventory each reporting period to determine any write down to net realizable value resulting from excess or obsolete inventories. The manufacturing costs for PEDMARK® prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs. The Company expensed pre-launch inventory as it could not reasonably anticipate FDA approval of PEDMARK®.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022, as the Company is a smaller reporting company. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of March 31, 2023, using its expected credit loss evaluation process, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Revenue Recognition

Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company determines it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). As part of the accounting for these arrangements, the Company must make significant judgments, including identifying performance obligations in the contract and estimating the amount of variable consideration to include in the transaction price.

Net Product Revenue

On September 20, 2022, the FDA approved PEDMARK® in the United States to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. PEDMARK® became commercially available on October 17, 2022. PEDMARK® is the Company’s first commercial product. The Company sells its product principally through the following specialty distributors: Amerisource Specialty Distribution (“ASD”), McKesson Plasma and Biologics, McKesson Specialty and Cardinal Health Specialty (collectively the “Customers” and each a “Customer”). Further, the Company sells directly to other customers directly without the use of specialty distributors. These Customers subsequently resell the Company’s products to health care providers and patients. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately- negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Product Sales Discounts and Allowances

The Company records revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the sales of its products. These reserves are based on the amounts to be claimed on the related sales and are classified as a contra-asset or a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, forecasted Customer buying and payment patterns, and the Company’s historical experience that will develop over time as PEDMARK® is the Company’s first commercial product. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty distributor. Contracted customers, which currently consist of Public Health Service institutions and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by its contracted customer. The allowance for chargebacks is based on actual chargebacks received and an estimate of sales by the specialty distributor to its contracted customers.

Discounts for Prompt Payment: The Customers receive a discount of 0.65% for prompt payment. The Company expects its Customers will earn 100% of their prompt payment discounts and, therefore, the Company deducts the full amount of these discounts from total product sales when revenues are recognized.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and other government programs. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contractual discount rates and expected utilization. The Company’s estimates for the expected utilization of rebates are based on Customer and payor data received from the specialty distributors and historical utilization rates that will develop over time as PEDMARK® is the Company’s first commercial product. Rebates are generally invoiced by the payor and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to the Customers, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust its accruals, which would affect net product revenues in the period of adjustment.

Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The Company accrues a liability for co-payment assistance based on actual program participation and estimates of program redemption using Customer data provided by the third party that administers the copay program.

Other Customer Credits: The Company pays fees to its Customers for account management, data management and other administrative services. To the extent the services received are distinct from the sale of products to its Customers, the Company classifies these payments in selling and marketing, and general and administrative expenses in its Consolidated Statements of Operations.

The following table summarizes net product revenues for PEDMARK® in the United States earned in the three months ended March 31, 2023 and 2022, respectively:

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

	Three Months Ended
	March 31,	March 31,
In thousands	2023	2022
Product revenues:
Gross product revenues	$1,895	$—
Discounts and allowances	(218)	—
Net product revenues	$1,677	$—

The following table summarizes the percentage of total product revenues for PEDMARK® in the United States by Customers who individually accounted for 10% or more of total product revenues earned in the three months ended March 31, 2023, and 2022, respectively:

	Three Months Ended
	March 31,	March 31,
Specialty Distributors	2023	2022
Cardinal Health Specialty	20%	—%
ASD	14	—
McKesson	14	—
Subtotal-Specialty Distributors	48	—
Direct Customers	52
	100%	—%

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the three months ended March 31, 2023, was as follows:

	Chargebacks,	Rebates, Customer
	Discounts for	Fees/Credits
	Prompt pay and	and Co-Pay
In thousands	Other allowances	Assistance	Totals
Balance at December 31, 2022	$71	$163	$234
Provision related to sales made in:
Current period	116	117	233
Prior periods	—	—	—
Payments and customer credits issued	(31)	(66)	(97)
Balance at March 31, 2023	$156	$214	$370

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

Trade Receivables

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company records gross trade receivables at the time of product sale to its Customers. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company  determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated to each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer. The Customers are specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low. The Company did not have a material allowance for doubtful accounts as of March 31, 2023.

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory and royalties (1% of net sales) the Company is required to pay to Oregon Health & Science University (“OHSU”) on all net sales of PEDMARK® once it achieves positive earnings before interest, taxes, depreciation and amortization. The cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s product. The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs for PEDMARK® incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs. After FDA approval in September 2022, the Company had various lots of PEDMARK® in various stages of production in connection with the fourth quarter product launch. As of March 31, 2023, the Company capitalized approximately $0.9 million of costs as inventory on the Condensed Consolidated Balance Sheet. Of the items capitalized, $0.4 million was capitalized as work in process, $0.6 million was capitalized into finished goods, with $0.1 million of that being reclassified to cost of products sold.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At March 31, 2023, the Company had $18,390 in cash, savings and money market accounts ($23,774 at December 31, 2022). At March 31, 2023, the Company held $5,686 in cash of which $1,029 (as presented in U.S. dollars) was in Canadian dollars ($34 at December 31, 2022 as presented in U.S. dollars). At March 31, 2023, the Company held $12,704 in money market investments. Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at March 31, 2023 and December 31, 2022 consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and term loans, the carrying values of which approximate fair value due to their relatively short time to maturity or interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

Common Shares and Warrants

The Company has 0.2 million warrants with a weighted average strike price of $7.79 outstanding to purchase common shares that have a weighted average life of 4.80 years.

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

The Company’s trade receivables, include amounts billed to Customers for product sales of PEDMARK®. The Customers are a limited group of specialty distributors with significant financial resources, and accordingly, the Company considers the risk of potential credit losses to be low.

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of March 31, 2023, we maintained a full valuation allowance against our deferred tax assets.

The provisions of the Financial Accounting Standards Board (“FASB”) ASC 740-10, Uncertainty in Income Taxes, address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.

Foreign Currency Transactions

The U.S. dollar is the functional currency for the Company’s consolidated operations. All gains and losses from currency transactions are included in results of operations.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the same method, except the weighted average number of common shares outstanding includes convertible debentures, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods. Accordingly, warrants to purchase 0.2 million of our common shares and options to purchase 5.0 million of our common shares at March 31, 2023, were not included in loss per share. Such instruments would have an antidilutive effect. During the same period in 2022, warrants to purchase 0.04 million of our common shares and options to purchase 4.1 million common shares were excluded from the computation of loss per share as their inclusion would have been antidilutive.

3.    Loss per Share

Earnings per common share is presented under two formats: basic earnings per common share and diluted earnings per common share. Basic earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common stock equivalents (i.e. stock options and warrants). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(6,052)	$(3,696)

Denominator:
Weighted-average common shares, basic	26,559	26,019
Dilutive effect of stock options	—	—
Dilutive effect of warrants	—	—
Incremental dilutive shares	—	—
Weighted-average common shares, diluted	26,559	26,019
Net loss per share, basic and diluted	$(0.23)	$(0.14)

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Options to purchase common shares	5,032	4,051
Warrants to purchase common shares	150	39

4.    Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Warrants to Purchase Common Stock

During the three months ended March 31, 2023 and 2022, there were no warrants issued or exercised. Outstanding warrants have a weighted average life of 4.80 years on March 31, 2023. The following tables detail the Company’s warrant activity for the three months ended March 31, 2023 and 2022, respectively:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price
Outstanding December 31, 2022	150	$7.79
Issued	—	—
Outstanding March 31, 2023	150	$7.79

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price
Outstanding December 31, 2021	0.04	$6.80
Issued	—	—
Outstanding March 31, 2022	0.04	$6.80

Equity Incentive Plan

The Compensation Committee of the Board of Directors administers the Company’s equity incentive plan (the “Plan”). The Compensation Committee designates eligible participants to be included under the Plan and approves the number of equity instruments to be granted from time to time under the Plan. Currently, the maximum number of equity instruments issuable under the Plan, together with the Company’s prior stock option plan, is twenty-five percent (25%) of the total number of issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6,603 shares of common stock are authorized for issuance pursuant to stock options or other equity awards granted under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense from equity awards for the three month period ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Contractor options expense recognized	$—	$34
Employee options expense recognized	1,089	399
Total option expense recognized	$1,089	$433

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Stock Option Activity

The following is a summary of option activity for the three months ended March 31, 2023, and 2022 for stock options denominated in U.S. dollars. Since August of 2020, there have been no Canadian denominated options outstanding.

	Number of	Weighted-Average
	Options (thousands)	Exercise Price
Outstanding at December 31, 2022	4,539	$5.43
Granted	580	8.12
Exercised	(47)	4.36
Forfeited	(40)	6.98
Outstanding at March 31, 2023	5,032	$5.43

	Number of	Weighted-Average
	Options (thousands)	Exercise Price
Outstanding at December 31, 2021	4,259	$5.13
Granted	200	5.64
Exercised	(26)	0.58
Forfeited	(382)	6.13
Outstanding at March 31, 2022	4,051	$5.34

Of the 5,032 U.S. denominated options granted and outstanding at March 31, 2023, 3,546 are fully vested and exercisable.

The value of options issued was estimated using the Black-Scholes option pricing model using the assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the expected term of the award.

Valuation Assumptions
Black-Scholes Model Assumptions	March 31, 2023
Expected dividend	0.00%
Risk free rate	3.50 - 3.59%
Expected volatility	68 - 69%
Expected life	4.58 - 6 years

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the three months ended March 31, 2023, and March 31, 2022, for RSUs denominated in U.S. dollars. As of March 31, 2023,

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

there were 298 RSUs which remained unvested. During the quarter ended March 31, 2023, there were 264 RSUs awarded to employees. All RSUs vest over three years.

Number of Restricted
RSUs Current Year	Share Units (thousands)
Outstanding at December 31, 2022	35
Awarded	264
Released	(1)
Outstanding at March 31, 2023	298

Number of Restricted
RSUs Past Year	Share Units (thousands)
Outstanding at December 31, 2021	219
Forfeited	(88)
Granted	—
Outstanding at March 31, 2022	131

The value of RSUs issued was estimated using the share price on the date of the award multiplied by the number of shares granted.

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

	Fair Value Measurement at March 31, 2023 and December 31, 2022
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other		Significant
	Instruments				Observable Inputs		Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2023		2022		2023	2022	2023	2022	2023	2022
Assets
Cash and cash equivalents	$5,686	(1)	$307	(1)	$12,704	$23,467	$-	$-	$18,390	$23,774
Processa common shares	$25	(2)	$56	(2)	$-	$-	$-	$-	$25	$56
(1)

The Company held approximately $5,686 in cash as of March 31, 2023, of which approximately $1,029 was in Canadian funds (translated into U.S. dollars). As of December 31, 2022, the Company held approximately $307 in cash of which approximately $33 was in Canadian funds (translated into U.S. dollars).

(2)	The Company holds 51 unrestricted common shares of Processa (NASDAQ:PCSA), which it received as part of a royalty arrangement in 2020.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

6.    Commitments and Contingencies

Oregon Health & Science University Agreement

On February 20, 2013, Fennec entered into an exclusive license agreement with OHSU for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including PEDMARK®, and their use in oncology (the "OHSU Agreement"). OHSU will receive certain milestone payments, royalties on net sales for licensed products and a royalty on any consideration received from sublicensing of the licensed technology.

On May 18, 2015, Fennec negotiated an amendment ("Amendment 1") to the OHSU Agreement, which expands Fennec's exclusive license to include the use of N-acetylcysteine as a standalone therapy and/or in combination with PEDMARK® for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, the royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product. Certain milestone payments are due upon FDA approval and achievement of sufficient positive EBITDA over a specified period. PEDMARK® received FDA approval in September 2022, however at this time, due to significant uncertainty surrounding timing and magnitude of certain milestones, the Company has only recorded a royalty liability associated with net revenue.

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

Securities Class Action Suits

Chapman v. Fennec Pharmaceuticals Inc., et al.

On September 3, 2020, plaintiff Jim Chapman filed a putative federal securities class action lawsuit against the Company, our Chief Executive Officer, Rostislav Raykov, and Chief Financial Officer, Robert Andrade, in the United States District Court for the Middle District of North Carolina, captioned Chapman v. Fennec Pharmaceuticals Inc., et al., Case No. 1:20-cv-00812. The complaint alleged that prior to our August 10, 2020 receipt of a CRL from the FDA concerning our NDA for PEDMARK®, defendants made materially false or misleading statements and failed to disclose material facts about our third-party PEDMARK® product manufacturing facility and the impact the facility would have on regulatory approval for PEDMARK®. On December 3, 2020, the court appointed a lead plaintiff to represent the putative class. On February 1, 2021, the lead plaintiff filed an amended complaint. The amended complaint added members of our Board of Directors as defendants, asserted a putative class period from December 20, 2018 through August 10, 2020, made allegations similar to those in the original complaint, claimed that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and sought an unspecified amount of compensatory damages and attorneys’ fees and costs.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

On March 30, 2022, lead plaintiff filed a motion for post judgment relief, seeking leave to file a second amended complaint. In his proposed second amended complaint, lead plaintiff sought to add allegations stemming from the receipt of a second CRL following our resubmission of our NDA for PEDMARK®, which we received on November 29, 2021, among other things. Defendants filed an opposition to plaintiff’s motion for post judgment relief on April 20, 2022. On May 4, 2022, lead plaintiff submitted a reply in support of his motion. On September 27, 2022, defendants filed a request for judicial notice regarding the FDA’s press release announcing that it has approved PEDMARK®. On October 18, 2022, lead plaintiff filed his opposition to request for judicial notice. On October 21, 2022, defendants filed a reply in support of the request for judicial notice. On February 15, 2023, the Magistrate Judge recommended the motion for post judgment relief be denied. Lead plaintiff filed no timely objection to the recommendation, and on March 2, 2023, the U.S. District Court Judge issued an order adopting the Magistrate Judge’s recommendation, denying the motion for post judgment relief, and entering judgment for defendants.  Lead plaintiff had until April 3, 2023 to file a notice of appeal and did not file a notice of appeal.  The case is now closed.

Fisher v. Fennec Pharmaceuticals Inc. et al.

On February 9, 2022, plaintiff Jeffrey D. Fisher filed a putative federal securities class action lawsuit against the Company and our CEO and CFO in the United States District Court for the Middle District of North Carolina, captioned Fisher v. Fennec Pharmaceuticals Inc., et al., Case No. 1:22-cv-00115. The complaint asserted a putative class period from May 28, 2021 through November 28, 2021, and alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making materially false and misleading statements or omissions regarding the status of our third-party PEDMARK® product manufacturing facility, the facility’s compliance with cGMP, and the impact its status and compliance would have on regulatory approval for PEDMARK® in the period leading up to the Company’s November 29, 2021 receipt of a CRL for a subsequent NDA for PEDMARK®. The complaint sought an unspecified amount of damages and attorneys’ fees and costs. On April 11, 2022, plaintiff Jeffrey D. Fisher filed a motion to be appointed lead plaintiff and represent the putative class and on May 9, 2022, the court appointed him as lead plaintiff.

On June 23, 2022, lead plaintiff filed an amended complaint. The amended complaint asserted the same putative class period from May 28, 2021 through November 28, 2021, was brought against the same defendants and made allegations similar to those in the original complaint. On August 5, 2022, defendants filed a motion to dismiss the amended complaint. On August 26, 2022, lead plaintiff filed an opposition to the motion to dismiss.  On September 9, 2022, defendants filed a reply in support of the motion to dismiss.

On September 27, 2022, defendants filed a request for judicial notice regarding the FDA’s press release announcing that it approved PEDMARK®. On September 30, 2022, lead plaintiff filed an opposition to the request for judicial notice. On October 6, 2022, defendants filed a reply in support of the request for judicial notice. On October 12, 2022, the U.S. District Court Judge issued a memorandum opinion and order dismissing the amended complaint in its entirety and with prejudice, and on October 14, 2022, entered judgment. Lead plaintiff had until November 14, 2022 to file a notice of appeal and did not file a notice of appeal. The case is now closed.

Hope Medical Enterprises, Inc. Inter Partes Review Challenges

On October 29, 2021, Hope Medical Enterprises, Inc. (“Hope”) filed two petitions for inter partes review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the USPTO. In its petitions, Hope seeks to invalidate U.S. Patent No. 10,596,190 (“US ‘190 Patent”), which is exclusively in-licensed from Oregon Health & Science University (“OHSU”) and relates to a method of using our PEDMARK® product, and our wholly owned U.S. Patent No. 10,792,363 (“US ’363 Patent”), which relates to an anhydrous form of STS and its method of manufacture, which is the active pharmaceutical ingredient in our PEDMARK® product. The US ‘190 Patent was issued on March 24, 2020.  The US ‘363 Patent was issued on October 6, 2020.

On May 9, 2022, the PTAB granted Hope’s Petition to Institute the IPR against the ‘190 patent. On August 12, 2022, we filed a Motion to Amend the single claim of the ‘190 Patent in the IPR to focus on the treatment of medulloblastoma. On December 5, 2022, we filed a Revised Motion to Amend the single claim of the ‘190 Patent, maintaining the focus on the

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

treatment of medulloblastoma. On April 18, 2023, the PTAB issued a final written decision against the only claim of the‘190 patent..  We have the opportunity to request reconsideration of the PTAB’s final written decision until May 18, 2023, and the opportunity to file an appeal of the PTAB’s final written decision with the United States Court of Appeals for the Federal Circuit until June 20, 2023.

In May 2022, the PTAB granted Hope’s Petition to Institute the IPR against the ‘363 patent. During the ‘363 IPR, we disclaimed the patent claims directed to the anhydrous morphic form of STS and continued with claims directed to its method of manufacture. Because the remaining claims in the ‘363 patent are directed to a method of manufacture, the ‘363 patent is not eligible for listing in the U.S. FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly referred to as the “Orange Book”).  On December 14, 2022, we filed a Revised Motion to Amend the remaining claims in the ‘363 Patent. In April 2023, the PTAB extended the time for a decision on the ‘363 Patent IPR up to an additional 6 months, or November 2023, after which the decision can be reconsidered and/or appealed by the losing party.

In addition to the ‘190 Patent, the USPTO has now granted three additional U.S. patents that cover the  PEDMARK® formulation, each of which have been listed in the U.S. FDA’s “Orange Book” (U.S. Patent No. 11,291,728 (issued April 5, 2022), U.S. Patent No. 11,510,984 (issued November 29, 2022), and U.S. Patent No. 11,617,793 (issued April 4, 2023)).We plan to vigorously defend our intellectual property rights to PEDMARK®.  An invalidation of our patents covering PEDMARK® could have a material adverse effect on our ability to protect our rights in PEDMARK® beyond periods of marketing exclusivity for PEDMARK® in the United States under Orphan Drug Designation.

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

On January 10, 2023 we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:23-cv-00123), for infringement of the ‘190 Patent,  the ‘728 Patent, and the ‘984 Patent.  On April 20, 2023, we filed an Amended Complaint to only assert infringement of the ‘728 patent and the ‘984 Patent. The suit is ongoing.

In Europe, we plan to pursue approval of PEDMARK® under European Market Exclusivity for Pediatric Use (“PUMA”), which would allow for 10 years of market exclusivity in Europe upon PUMA approval.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Executive Severance

In the event of Mr. Raykov's termination with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to twelve months of salary (currently $585). In the event of Mr. Andrade’s termination with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to six months of salary (currently $212).

Leases

The Company has an operating lease in Research Triangle Park, North Carolina utilizing a small space within a commercial building. The operating lease has payments of $0.4 per month with no scheduled increases. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due.

On January 23, 2020, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at in Hoboken, New Jersey. Per the terms of the Office Service Agreement, the monthly rent payments are $1. The Company was required to pay a security deposit of $2, which is the equivalent to two months of rent. The Office Service Agreement commenced on January 27, 2020, and terminated on July 31, 2020, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one months’ advance written notice of termination.

COVID-19

The Company’s operations may be affected by the ongoing COVID-19 pandemic. The ultimate disruption that may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to the Company’s product launch which includes the ability of sales reps to communicate with oncologists, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of the Company’s assets, including inventories, property and equipment, and marketable securities.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Cash interest on outstanding principal shall accrue at a rate of prime, plus 4.5% per annum, from the date of funding (12.5% as of March 31, 2023). Cash interest is due on the first business day of each calendar quarter (“Interest Date”). Payment-in-kind (“PIK”) interest will commence on funding date and accrue at a rate of 3.5% per annum. PIK interest will stop accruing on August 24, 2024. Any accrued PIK interest shall remain outstanding and be payable on each Interest Date and be added to the outstanding principal amount. The Company has accrued $0.48 in PIK interest and has classified the PIK interest in long-term liabilities.

The Notes are convertible into fully paid, non-assessable shares of the Company’s common shares at any point after their issuance dates and before the maturity date. Any amount of the Notes may be converted into the Company’s common shares so long as it does not create partial shares. The conversion rate is determined by dividing the conversion amount by the conversion price. Provisions of the PSA create legal, valid and enforceable liens on, and security interests in, all of the Company’s and each of its subsidiaries assets.

Aggregate annual payments due on the SPA as of March 31, 2023 are as follows (in thousands):

Years Ending December 31,	Amount
2023	$—
2024	—
2025	—
2026	—
2027	25,000
Payment in kind interest	481
Total future payments	25,481
Less: unamortized debt discount	(341)
Total term loan, net of debt discount	$25,140

In the event of default or change of control, all unpaid principal and all accrued and unpaid interest amounts (if any) become immediately due and payable. Events of default include, but are not limited to, a payment default, a material adverse change, and insolvency. The SPA facility is secured by all of the Company’s assets, including all capital stock held by the Company.

Debt issuance costs of $175 were paid in cash for legal fees and to the Investor in 2022 and warrants valued at $441 were granted to the Investor to secure access to the SPA. These amounts were capitalized and are being amortized over the access period of the SPA. Upon closing on the First Closing Note and the Second Closing Note, the Company recorded a debt discount of $314, which was based on a pro-rata allocation of the issue costs to secure the SPA, reducing the capitalized amount by the same amount. The debt discount is being amortized over the life of the SPA.

8. Subsequent Events

Management has evaluated subsequent events through the date of this filing and concluded there are no events of significance which require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Caution Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023 (the “Annual Report”) and our  unaudited interim condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q (the “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to the Company’s plans and strategy for its business, includes forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995,  that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. As a result of many factors, including those factors set forth in Part I, Item 1A of the Annual Report under the heading “Risk Factors”, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and the condensed consolidated financial statements and accompanying notes included elsewhere in this report.

Overview

We are a commercial-stage biopharmaceutical company focused on our only product candidate PEDMARK®. On September 20, 2022, we received approval from the FDA for PEDMARK® (sodium thiosulfate injection) to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. This approval makes PEDMARK®  the first and only treatment approved by the FDA in this area of unmet medical need.  On October 17, 2022, we announced commercial availability of PEDMARK®  in the United States.

We sell our product through an experienced field force including Regional Pediatric Oncology Specialists and medical science liaisons who are helping to educate the medical communities and patients about cisplatin induced ototoxicity and our programs supporting patient access to PEDMARK®.

Further, we have established Fennec HEARS™, a comprehensive single source program designed to connect PEDMARK® patients to both patient financial and product access support. The program offers assistance and resources, regardless of insurance type, that can address co-pays or lack of coverage when certain eligibility requirements are met. Fennec HEARS™ also provides access to care coordinators that can answer insurance questions about coverage for PEDMARK® and provide tips and resources for managing treatment.

We received Orphan Drug Exclusivity for PEMARK in January 2023, which provides seven years of market exclusivity from its FDA approval on September 20, 2022 until September 20, 2029. We currently have four patents listed for PEDMARK® in the FDA’s Orange Book. In March 2020, the United States Patent and Trademark Office (“USPTO”) allowed Patent No. 10,596,190 (“US ‘190 Patent”), which is exclusively in-licensed from Oregon Health & Science University (“OHSU”) and relates to a method using our PEDMARK® product. In September 2022, the USPTO issued Patent No. 11,291,728 (the “US ‘728 Patent”), in December 2022, the USPTO issued Patent No. 11,510,984 (“US ‘984 Patent”) and in April 2023, the USPTO issued Patent No. 11,671,793 (“US ‘793 Patent”) that covers PEDMARK® pharmaceutical formulation. The US ‘728 Patent, US ‘984 Patent and US ‘793 Patent will expire in 2039 and the US ‘190 Patent will expire in 2038. We are also pursuing additional patent applications in both the U.S. and internationally for PEDMARK®.

PEDMARK® Product Overview

PEDMARK® is the first and only therapy approved by the U.S. Food and Drug Administration (“FDA”) indicated to reduce the risk of ototoxicity associated with cisplatin treatment in pediatric patients with localized, non-metastatic, solid tumors. It is a unique formulation of sodium thiosulfate in single-dose, ready-to-use vials for intravenous use in pediatric patients. PEDMARK® is also the only therapeutic agent with proven efficacy and safety data with an established dosing paradigm, across two open-label, randomized Phase 3 clinical studies, the Clinical Oncology Group (“COG”) Protocol ACCL0431 and SIOPEL 6.

In the U.S. and Europe, it is estimated that more than 10,000 children annually may receive platinum-based chemotherapy. The incidence of ototoxicity depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult, and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children that suffer ototoxicity at critical stages of development lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

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

European Marketing Authorization Application

In August 2018, the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) accepted our pediatric investigation plan (“PIP”) for sodium thiosulfate with the trade name Pedmarqsi for the condition of the prevention of platinum-induced hearing loss. An accepted PIP is a prerequisite for filing a Marketing Authorization Application (“MAA”) for any new medicinal product in Europe. The indication targeted by our PIP is for the prevention of platinum-induced ototoxic hearing loss for standard risk hepatoblastoma (“SR-HB”). Additional tumor types of the proposed indication will be subject to the Committee for Medicinal Products for Human Use (“CHMP”) assessment at the time of the MAA. No deferred clinical studies were required in the positive opinion given by PDCO. We were also advised that Pedmarqsi is eligible for submission of an application for a Pediatric Use Marketing Authorization (“PUMA”). A PUMA is a dedicated marketing authorization covering the indication and appropriate formulation for medicines developed exclusively for use in the pediatric population and provides market protection up to 10 years. Therefore, this decision allows us to proceed with the submission of a PUMA in the European Union (“EU”) with incentives of automatic access to the centralized procedure and up to 10 years of data and market protection. In February 2020, we announced that we had submitted a MAA for the prevention of ototoxicity induced by cisplatin chemotherapy patients one month to < 18 years of age with localized, non-metastatic, solid tumors. In March 2023, the CHMP issued a positive opinion and recommended granting a Marketing Authorization for Pedmarqsi for the prevention of ototoxicity (hearing loss) induced by cisplatin chemotherapy in patients one month to <18 years of age with localized, non-metastatic, solid tumors. When formally approved by the European Commission, Pedmarqsi will be the first and only treatment approved in the European Union

EU to address this area of significant unmet medical need. The CHMP’s recommendation will now be reviewed by the European Commission and ratification of the CHMP recommendation is expected by early June 2023.

Now that we have obtained applicable regulatory approval to sell PEDMARK® in the United States and a positive CHMP opinion in the EU, we recognize there may still be a need to establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties, or other revenue.

Liquidity

We generated a net loss of approximately $6.1 million for the three months ended March 31, 2023, and a net loss of $3.7 million for the same period in 2022. As of March 31, 2023, our accumulated deficit was approximately $209.3 million ($203.2 million at December 31, 2022).

We believe that our cash and cash equivalents as of March 31, 2023, which totaled $18.4 million, cash from product sales, plus the remaining Petrichor Financing of $20 million in convertible notes subject to mutual agreement between the Company and Petrichor (see Note 1 and Note 7 to our unaudited interim condensed consolidated financial statements contained elsewhere in this Quarterly Report), will be sufficient to meet our cash requirements through at least the next twelve months. Our projections of our capital requirements are subject to substantial uncertainty, and more capital than we currently anticipate may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources.

Our operating expenses will depend on many factors, including the progress of our commercialization efforts abroad and efficiency of our operations and current resources. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the commercialization of our product, will depend on the availability of financial resources, the results of our clinical trials, and any directives from regulatory agencies, which are difficult to predict. Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, consulting fees, insurance and other administrative matters associated in support primarily of our commercialization of PEDMARK®.

Results of Operations

Three months ended March 31, 2023 versus three months ended March 31, 2022:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	March 31, 2023%		March 31, 2022%		Change
PEDMARK product sales, net	$1,677		$—		$1,677
Cost of product sales	(95)		—		(95)
Gross profit	1,582		—		1,582
Operating expenses:
Research and development	4	0%	1,437	41%	(1,433)
Selling and marketing	2,531	37%	—	—	2,531
General and administration	4,317	63%	2,109	59%	2,208
Total operating expenses	6,852	100%	3,546	100%	3,306
Loss from operations	(5,270)		(3,546)		(1,724)

Unrealized loss on securities	(30)		(91)		61
Other gain/(losses)	9		(61)		70
Amortization expense	(72)		(7)		(65)
Interest expense	(798)		—		(798)
Interest income	109		9		100
Net loss	$(6,052)		$(3,696)		$(2,356)

Research and development expenses decreased by $1,433 for the three months ended March 31, 2023, compared to the same period in 2022. The Company’s research and development activities for the first three months of 2023 consisted of costs associated with investigator initiated clinical trials. During the same period in 2022 and prior to approval of PEDMARK, manufacturing costs pertaining to PEDMARK were expensed to R&D expense in the period incurred, and following approval are reflected in inventory.  Selling and marketing expenses were $2,531 for the three months ended March 31, 2023. Selling and marketing expenses include remuneration of our sales and marketing employees, dollars spent on marketing campaigns (sponsorships, trade shows, presentations, etc.), and any activities to support marketing and sales activities. General and administrative expenses increased by $2,208 compared to the same period in 2022, which was primarily driven by an increase of non-cash employee remuneration of $656, an increase of ongoing product support such as quality control and assurance of $482, an increase of professional and legal expenses of $488, and an increase of salaries and benefits of $432.

Interest expense was up $740 compared to the same period in 2022. This increase is associated with higher interest rates and $20,000 more in funded debt than in the same period in 2022. The Company holds shares of Processa (NASDAQ: PCSA) which are marked to market each balance sheet date and unrealized gains or losses are recognized at that time. The unrealized loss on those shares for the three months ended March 31, 2023 was $30. Other losses were driven mainly by losses related to the Company’s foreign currency transactions. The Company has vendors that transact in Euros, Great British Pounds and Canadian Dollars. There was an decrease of $70 in other losses for the three months ended March 31, 2023, compared to the same period in 2022. Amortization expense is also a non-cash expense and relates to amortization of the deferred issuance cost of the loan facilities with Petrichor. Amortization expense increased by $65 for the three months ended March 31, 2023 compared to the same period in 2022. Interest income was up $100 for the three months ended March 31, 2023, compared to the same period in 2022. This was driven mainly by higher interest rates for the three months ended March 31, 2023 compared to the same period in 2022.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through March 31, 2023, as prepared under U.S. GAAP (U.S. dollars in thousands, except per share information):

	Net (Loss)/Income for the	Basic Net (Loss)/Income per	Diluted Net (Loss)/Income per
Period	Period	Common Share	Common Share
June 30, 2021	$(4,001)	$(0.15)	$(0.15)
September 30, 2021	(4,185)	(0.16)	(0.16)
December 31, 2021	(4,427)	(0.18)	(0.18)
March 31, 2022	(3,696)	(0.14)	(0.14)
June 30, 2022	(5,075)	(0.19)	(0.19)
September 30, 2022	(8,089)	(0.31)	(0.31)
December 31, 2022	(6,857)	(0.26)	(0.26)
March 31, 2023	(6,052)	(0.23)	(0.23)

Liquidity and Capital Resources

	As at	As at
Selected Asset and Liability Data (thousands):	March 31, 2023	December 31, 2022
Cash and equivalents	$18,390	$23,774
Other current assets	3,272	2,954
Current liabilities	4,020	4,609
Working capital (1)	17,642	22,119
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	200,670	199,388
Accumulated deficit	(209,252)	(203,200)
Stockholders’ deficit	(7,339)	(2,569)

Cash and cash equivalents were $18,390 at March 31, 2023 and $23,774 at December 31, 2022. The decrease in cash and cash equivalents between March 31, 2023, and December 31, 2022, is the result of cash outlays for operating expenses related to the promotion of our product, small amounts of research and development and general and administrative expenses, which were offset by cash inflows from product sales of $1,220 and cash inflows of $213 from various option exercises. There was an increase of $318 in other current assets between March 31, 2023, and December 31, 2022, and a decrease in current liabilities of $589. The overall result was a reduction in working capital of $4,478.

The following table illustrates a summary of cash flow data for the three month periods of March 31, 2023 and 2022:

Selected Cash Flow Data	Three Months Ended	Three Months Ended
(dollars and shares in thousands)	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(5,577)	$(2,856)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	193	15
Net cash flow	$(5,384)	$(2,841)

Net cash used in operating activities for the three months ended March 31, 2023 primarily reflected a net loss of $6,052. The three month loss was adjusted for the add back of non-cash items consisting of $1,089 in stock-based compensation expense, with unrealized loss on securities of $30 and amortization expense of $72 for the three months ended March 31, 2023. For the three months ended March 31, 2023, there was a net change in prepaid and other assets of $318; coupled with a net decrease in current liabilities of $589. Three month negative cash flows from operating activities were $5,799 and $2,856, respectively, for the periods ended March 31, 2023 and 2022.  Net cash provided by financing activities for the three months ended March 31, 2023 was $193. During the same period in 2022, there was various option exercises resulting in cash inflows from financing activities of $15. Net cash flows from the three month-periods ended March 31, 2023 and 2022, were negative $5,384 and $2,841, respectively.

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

Outstanding Share Information

Our outstanding share data as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	March 31,	December 31,
Outstanding Share Type	2023	2022	Change
Common shares	26,411	26,361	50
Warrants	150	150	—
Stock options	5,032	4,539	493
Total	31,593	31,050	543

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At March 31, 2023, we had approximately $5.7 million in our cash accounts and $12.7 million in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

Our investment policy is to manage investments to achieve, in the order of importance, the financial objectives of preservation of principal, liquidity and return on investment. Investments may be made in U.S. or Canadian obligations and bank securities, commercial paper of U.S. or Canadian industrial companies, utilities, financial institutions and consumer loan companies, and securities of foreign banks provided the obligations are guaranteed or carry ratings appropriate to the policy. Securities must have a minimum Dun & Bradstreet rating of A for bonds or R1 low for commercial paper. The policy also provides for investment limits on concentrations of securities by issuer and maximum-weighted average time to maturity of twelve months. This policy applies to all of our financial resources. The policy risks are primarily the opportunity cost of the conservative nature of the allowable investments. Until we are cash flow positive from operations, we have chosen to avoid investments of a trading or speculative nature.

We classify fixed income investments with original maturities at the date of purchase greater than three months which mature at or less than twelve months as current. We carry investments at their fair value with unrealized gains and losses included in other comprehensive income (loss); however, we have not held any instruments that were classified as short-term investments during the periods presented in this Quarterly Report.

Off-Balance Sheet Arrangements

Since our inception, we have not had any material off-balance sheet arrangements.

Contractual Obligations and Commitments

None, other than the OHSU royalty agreement mentioned in the financial statements, and the severance amounts as disclosed in our 2022 annual report (10-K) published March 29, 2023.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report. There have been no material changes to our critical accounting policies and use of estimates during the three months ended March 31, 2023.

Item 3. Controls and Procedures.

(a)                 Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

(b)                Changes in Internal Control over Financial Reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Chapman v. Fennec Pharmaceuticals Inc. et al.

On September 3, 2020, plaintiff Jim Chapman filed a putative federal securities class action lawsuit against the Company, our Chief Executive Officer, Rostislav Raykov, and Chief Financial Officer, Robert Andrade, in the United States District Court for the Middle District of North Carolina, captioned Chapman v. Fennec Pharmaceuticals Inc., et al., Case No. 1:20-cv-00812. The complaint alleged that prior to our August 10, 2020 receipt of a CRL from the FDA concerning our NDA for PEDMARK®, defendants made materially false or misleading statements and failed to disclose material facts about our third-party PEDMARK® product manufacturing facility and the impact the facility would have on regulatory approval for PEDMARK®. On December 3, 2020, the court appointed a lead plaintiff to represent the putative class. On February 1, 2021, the lead plaintiff filed an amended complaint. The amended complaint added members of our Board of Directors as defendants, asserted a putative class period from December 20, 2018 through August 10, 2020, made allegations similar to those in the original complaint, claimed that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and sought an unspecified amount of compensatory damages and attorneys’ fees and costs.

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

On March 30, 2022, lead plaintiff filed a motion for post judgment relief, seeking leave to file a second amended complaint. In his proposed second amended complaint, lead plaintiff sought to add allegations stemming from the receipt of a second CRL following our resubmission of our NDA for PEDMARK®, which we received on November 29, 2021, among other things. Defendants filed an opposition to plaintiff’s motion for post judgment relief on April 20, 2022. On May 4, 2022, lead plaintiff submitted a reply in support of his motion. On September 27, 2022, defendants filed a request for judicial notice regarding the FDA’s press release announcing that it has approved PEDMARK®. On October 18, 2022, lead plaintiff filed his opposition to request for judicial notice. On October 21, 2022, defendants filed a reply in support of the request for judicial notice. On February 15, 2023, the Magistrate Judge recommended the motion for post judgment relief be denied. Lead plaintiff filed no timely objection to the recommendation, and on March 2, 2023, the U.S. District Court Judge issued an order adopting the Magistrate Judge’s recommendation, denying the motion for post judgment relief, and entering judgment for defendants.  Lead plaintiff had until April 3, 2023 to file a notice of appeal and did not file a notice of appeal.  The case is now closed.

Fisher v. Fennec Pharmaceuticals Inc. et al.

On February 9, 2022, plaintiff Jeffrey D. Fisher filed a putative federal securities class action lawsuit against the Company and our CEO and CFO in the United States District Court for the Middle District of North Carolina, captioned Fisher v. Fennec Pharmaceuticals Inc., et al., Case No. 1:22-cv-00115. The complaint asserted a putative class period from May 28, 2021 through November 28, 2021, and alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making materially false and misleading statements or omissions regarding the status of our third-party PEDMARK® product manufacturing facility, the facility’s compliance with cGMP, and the impact its status and compliance would have on regulatory approval for PEDMARK® in the period leading up to the Company’s November 29, 2021 receipt of a CRL for a subsequent NDA for PEDMARK®. The complaint sought an unspecified amount of damages and attorneys’ fees and costs. On April 11, 2022, plaintiff Jeffrey D. Fisher filed a motion to be appointed lead plaintiff and represent the putative class and on May 9, 2022, the court appointed him as lead plaintiff.

On June 23, 2022, lead plaintiff filed an amended complaint. The amended complaint asserted the same putative class period from May 28, 2021 through November 28, 2021, was brought against the same defendants and made allegations similar to those in the original complaint. On August 5, 2022, defendants filed a motion to dismiss the amended complaint. On August 26, 2022, lead plaintiff filed an opposition to the motion to dismiss.  On September 9, 2022, defendants filed a reply in support of the motion to dismiss.

On September 27, 2022, defendants filed a request for judicial notice regarding the FDA’s press release announcing that it approved PEDMARK®. On September 30, 2022, lead plaintiff filed an opposition to the request for judicial notice. On October 6, 2022, defendants filed a reply in support of the request for judicial notice. On October 12, 2022, the U.S. District Court Judge issued a memorandum opinion and order dismissing the amended complaint in its entirety and with prejudice, and on October 14, 2022, entered judgment. Lead plaintiff had until November 14, 2022 to file a notice of appeal and did not file a notice of appeal. The case is now closed.

Hope Medical Enterprises, Inc. Inter Partes Review Challenges

On October 29, 2021, Hope Medical Enterprises, Inc. (“Hope”) filed two petitions for inter partes review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the USPTO. In its petitions, Hope seeks to invalidate U.S. Patent No. 10,596,190 (“US ‘190 Patent”), which is exclusively in-licensed from Oregon Health & Science University (“OHSU”) and relates to a method of using our PEDMARK® product, and our wholly owned U.S. Patent No. 10,792,363 (“US ’363 Patent”), which relates to an anhydrous form of STS and its method of manufacture, which is the active pharmaceutical ingredient in our PEDMARK® product. The US ‘190 Patent was issued on March 24, 2020.  The US ‘363 Patent was issued on October 6, 2020.

On May 9, 2022, the PTAB granted Hope’s Petition to Institute the IPR against the ‘190 patent. On August 12, 2022, we filed a Motion to Amend the single claim of the ‘190 Patent in the IPR to focus on the treatment of medulloblastoma. On December 5, 2022, we filed a Revised Motion to Amend the single claim of the ‘190 Patent, maintaining the focus on the treatment of medulloblastoma. On April 18, 2023, the PTAB issued a final written decision against the only claim of the‘190 patent.  We have the opportunity to request reconsideration of the PTAB’s final written decision until May 18, 2023, and the opportunity to file an appeal of the PTAB’s final written decision with the United States Court of Appeals for the Federal Circuit until June 20, 2023.

In May 2022, the PTAB granted Hope’s Petition to Institute the IPR against the ‘363 patent. During the ‘363 IPR, we disclaimed the patent claims directed to the anhydrous morphic form of STS and continued with claims directed to its method of manufacture. Because the remaining claims in the ‘363 patent are directed to a method of manufacture, the ‘363 patent is not eligible for listing in the U.S. FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly referred to as the “Orange Book”).  On December 14, 2022, we filed a Revised Motion to Amend the remaining claims in the ‘363 Patent. In April 2023, the PTAB extended the time for a decision on the ‘363 Patent IPR up to an additional 6 months, or November 2023, after which the decision can be reconsidered and/or appealed by the losing party.

In addition to the ‘190 Patent, the USPTO has now granted three additional U.S. patents that cover the  PEDMARK® formulation, each of which have been listed in the U.S. FDA’s “Orange Book” (U.S. Patent No. 11,291,728 (issued April 5, 2022), U.S. Patent No. 11,510,984 (issued November 29, 2022), and U.S. Patent No. 11,617,793 (issued April 4, 2023)).We plan to vigorously defend our intellectual property rights to PEDMARK®.  An invalidation of our patents covering PEDMARK® could have a material adverse effect on our ability to protect our rights in PEDMARK® beyond periods of marketing exclusivity for PEDMARK® in the United States under Orphan Drug Designation.

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

On January 10, 2023 we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:23-cv-00123), for infringement of the ‘190 Patent,  the ‘728 Patent, and the ‘984 Patent.  On April 20, 2023, we filed an Amended Complaint to only assert infringement of the ‘728 patent and the ‘984 Patent. The suit is ongoing.

In Europe, we plan to pursue approval of PEDMARK® under European Market Exclusivity for Pediatric Use (“PUMA”), which would allow for 10 years of market exclusivity in Europe upon PUMA approval.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, Item 1A – Risk Factors.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this Quarterly Report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 11, 2023, we issued a press release announcing our financial results for the quarter ended March 31, 2023. A copy of the news release is attached to this Quarterly Report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

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

Fennec Pharmaceuticals Inc.

Date: May 12, 2023	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 12, 2023	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)