Form 10-Q
period 2023-06-30
FENNEC PHARMACEUTICALS INC.
filed 2023-08-07
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, there were 26,566,467 of the registrant's common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	June 30, 2023	December 31,
	(Unaudited)	2022

Assets
Current assets
Cash and cash equivalents	$14,958	$23,774
Accounts receivable, net	2,445	1,545
Prepaid expenses	457	770
Inventory	1,439	576
Other current assets	32	63
Total current assets	19,331	26,728

Non-current assets
Deferred issuance costs, net of amortization	106	211
Total non-current assets	106	211
Total assets	$19,437	$26,939

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,005	$2,390
Accrued liabilities	773	2,219
Total current liabilities	3,778	4,609

Long term liabilities
Term loan	25,000	25,000
PIK interest	707	260
Debt discount	(321)	(361)
Total long term liabilities	25,386	24,899
Total liabilities	29,164	29,508

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Common stock, no par value; unlimited shares authorized; 26,509 shares issued and outstanding (2022 ‑26,361)	143,345	142,591
Additional paid-in capital	60,381	56,797
Accumulated deficit	(214,696)	(203,200)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ deficit	(9,727)	(2,569)
Total liabilities and holders’ deficit	$19,437	$26,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenue
PEDMARK product sales, net	$3,325	$—	$5,002	$—
Cost of products sold	(148)	—	(243)	—
Gross profit	3,177	—	4,759	—

Operating expenses:
Research and development	8	1,131	12	2,568
Selling and marketing	2,340	—	4,871	—
General and administrative	5,495	3,878	9,812	5,987

Total operating expenses	(7,843)	(5,009)	14,695	8,555
Loss from operations	(4,666)	(5,009)	(9,936)	(8,555)

Other (expense)/income
Unrealized foreign exchange gain/(loss)	5	1	14	(2)
Amortization expense	(73)	(8)	(145)	(15)
Unrealized loss on securities	—	(8)	(30)	(99)
Interest income	115	9	224	18
Interest expense	(825)	(57)	(1,623)	(115)
Total other expense	(778)	(63)	(1,560)	(213)
Net loss	$(5,444)	$(5,072)	$(11,496)	$(8,768)

Basic net loss per common share	$(0.21)	$(0.19)	$(0.43)	$(0.34)
Diluted net loss per common share	$(0.21)	$(0.19)	$(0.43)	$(0.34)
Weighted-average number of common shares outstanding basic	26,458	26,052	26,471	26,067
Weighted-average number of common shares outstanding diluted	26,458	26,052	26,471	26,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023, and 2022

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2022	26,361	$142,591	$56,797	$(203,200)	$1,243	$(2,569)
Stock-based compensation - employees	—	—	1,089	—	—	1,089
Stock option exercise	49	213	—	—	—	213
Restricted stock release	1	—	(20)	—	—	(20)
Net loss	—	—	—	(6,052)	—	(6,052)
Balance at March 31, 2023	26,411	142,804	57,866	(209,252)	1,243	(7,339)
Stock-based compensation - employees	—	—	2,543	—	—	2,543
Stock option exercise	95	541	—	—	—	541
Restricted stock release	3	—	(28)	—	—	(28)
Net loss	—	—	—	(5,444)	—	(5,444)
Balance at June 30, 2023	26,509	$143,345	$60,381	$(214,696)	$1,243	$(9,727)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2021	26,014	$140,801	$53,214	$(179,486)	$1,243	$15,772
Stock-based compensation - employees	—	—	399	—	—	399
Stock-based compensation - consultants	—	—	34	—	—	34
Stock option exercise	26	31	(16)	—	—	15
Restricted stock release	—	—	—	—	—	—
Net loss	—	—	—	(3,696)	—	(3,696)
Balance at March 31, 2022	26,040	140,832	53,631	(183,182)	1,243	12,524
Stock-based compensation - employees	—	—	1,008	—	—	1,008
Stock-based compensation - consultants	—	—	35	—	—	35
Stock option exercise	19	90	(44)	—	—	46
Restricted stock release	8	—	—	—	—	—
Net loss	—	—	—	(5,072)	—	(5,072)
Balance at June 30, 2022	26,067	$140,922	$54,630	$(188,254)	$1,243	$8,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2023	2022

Cash flows (used in) provided by:
Operating activities:
Net loss	$(11,496)	$(8,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt access fees	113	14
Amortization of debt discount	32	1
Unrealized loss on securities	30	99
Stock-based compensation - consultants	—	69
Stock-based compensation - employees	3,632	1,407
Changes in operating assets and liabilities:
Accounts receivable	(900)	—
Prepaid expenses	313	544
Inventory	(863)	—
Other assets	—	5
Accounts payable	615	966
Accrued liabilities and PIK interest	(999)	(583)
Net cash used in operating activities	(9,523)	(6,246)

Financing activities:
Issuance of shares, options exercise	754	61
Cash paid for taxes on restricted share release	(47)	—
Net cash provided by financing activities	707	61

Decrease in cash and cash equivalents	(8,816)	(6,185)
Cash and cash equivalents - Beginning of period	23,774	21,100
Cash and cash equivalents - End of period	$14,958	$14,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.	Nature of Business and Going Concern

Fennec Pharmaceuticals Inc. (“Fennec,” “the Company,” “we,” “us,” or “our”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec is a commercial stage specialty pharmaceutical company with one U.S. Food and Drug Administration (“FDA”) approved and European Commission approved product , PEDMARK®, developed to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. The Company has four wholly owned subsidiaries: Oxiquant, Inc. (“Oxiquant”) and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc. (“CBI”), a Canadian corporation and Fennec Pharmaceuticals (EU) Limited (“Fennec Limited”), an Ireland company, collectively referred to herein as the “Company.” With the exception of Fennec Pharmaceuticals, Inc. all subsidiaries are inactive.

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

During the three and six months ended June 30, 2023, the Company incurred a loss from operations of $4,666 and $9,936, respectively. At June 30, 2023, it had an accumulated deficit of $214,696 and had experienced negative cash flows from operating activities during the six months ended June 30, 2023, in the amount of $9,523.

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

On September 23, 2022, the Company closed on the second tranche of the Note Financing in the amount of $20,000 the “Second Closing Note”), which has an initial conversion price equal to $7.89 per share, which was calculated based on a 20% premium of the 5-day VWAP immediately prior to September 20, 2022, which was the date the Company obtained FDA approval of PEDMARK®.

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

The Company believes current funds, which include funds from the First Closing Note and the Second Closing Note, provide sufficient funding for the Company to carry out its planned activities, including the continuation of commercialization efforts of PEDMARK® in the United States and preparation for commercialization of PEDMARK outside of the United States for at least the next twelve months.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

2.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by US GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of results to be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include product sales discounts and allowances, allowance against trade receivables, measurement of stock-based compensation and estimates of the Company’s capital requirement over the next twelve months from the date of issuance of the consolidated financial statements. Actual results could differ from those estimates.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of June 30, 2023, the Company has no assets located outside of the United States.

Stock-Based Compensation

Under the Company’s stock-based compensation programs, the Company periodically grants stock options and restricted stock to employees, directors, and consultants. The Company also issues shares under an employee stock purchase plan. The fair value of each award is recognized in the Company’s statements of operations over the requisite service period for such award.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022, as the Company is a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of June 30, 2023, using its expected credit loss evaluation process, resulted in no adjustments to the provision for credit losses and no cumulative effect adjustment to accumulated deficit on the adoption date of the standard.

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

Net Product Revenue

On September 20, 2022, the FDA approved PEDMARK® in the United States to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. PEDMARK® became commercially available on October 17, 2022. PEDMARK® is the Company’s first commercial product. The Company sells its product through the following specialty distributors: Amerisource Specialty Distribution (“ASD”), McKesson Plasma and Biologics, McKesson Specialty, and Cardinal Health Specialty (collectively the “Customers” and each a “Customer”). Further, the Company sells directly to other customers without the use of specialty distributors. These Customers subsequently resell the Company’s products to health care providers and patients. In addition to distribution agreements with Customers, the Company enters arrangements with health care providers and payors that provide for government-mandated and/or privately- negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products. Revenues from product sales are recognized when the Customer obtains control of the Company’s

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

product, which occurs at a point in time, typically upon delivery to the Customer. The amount of revenue recognized is net of these discounts in an amount equal to the cash expected to be collected.

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

Other Customer Credits: The Company pays fees to certain of its Customers for account management, data management and other administrative services. To the extent the services received are distinct from the sale of products to its Customers, the Company classifies these payments in selling and marketing, general and administrative expenses in its Consolidated Statements of Operations.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following table summarizes net product revenues for PEDMARK® in the United States and abroad earned during the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In thousands	2023	2022	2023	2022
Product revenues:
Gross product revenues	$3,711	$—	$5,606	$—
Discounts and allowances	(386)	—	(604)	—
Net product revenues	$3,325	$—	$5,002	$—

The following table summarizes the percentage of total product revenues for PEDMARK® in the United States and abroad by Customers who individually accounted for 10% or more of total product revenues earned in the three and six months ended June 30, 2023, and 2022, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Specialty Distributors	2023	2022	2023	2022
ASD	34%	—%	43%	—
McKesson	12	—	11	—
Subtotal-Specialty Distributors	46	—	54	—
Direct Customers and those less than 10%	54	—	46	—
	100%	—%	100%	—

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the six months ended June 30, 2023, was as follows:

	Chargebacks,	Rebates, Customer
	Discounts for	Fees/Credits
	Prompt pay and	and Co-Pay
In thousands	Other allowances	Assistance	Totals
Balance at December 31, 2022	$71	$163	$234
Provision related to sales made in:
Current period	116	117	233
Prior periods	—	—	—
Payments and customer credits issued	(31)	(66)	(97)
Balance at March 31, 2023	$156	$214	$370
Provision related to sales made in:
Current period	246	148	394
Prior periods	—	—	—
Payments and customer credits issued	(193)	(124)	(317)
Balance at June 30, 2023	$209	$238	$447

The allowances for chargebacks, fees due to Customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Trade Receivables

The Company records gross trade receivables at the time of product sale to its Customers. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company  determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated to each Customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer.  The Customers are mainly specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low. It is the policy of the Company to reserve 1% of its net sales to non-specialty distributors, as such the Company had an immaterial balance in allowance for doubtful accounts as of June 30, 2023.

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory and royalties (1% of net sales) the Company is required to pay to Oregon Health & Science University (“OHSU”) on all net sales of PEDMARK®. The cost of products sold also consists of shipping and other third party logistics and distribution costs for the Company’s product. The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs for PEDMARK® incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs. After FDA approval in September 2022, the Company had various lots of PEDMARK® in various stages of production in connection with the fourth quarter product launch. As of June 30, 2023, the Company capitalized approximately $1.4 million of costs as inventory on the Condensed Consolidated Balance Sheet. Of the items capitalized, $0.1 million was capitalized as raw materials, $0.6 million was capitalized as work in process, $0.7 million was capitalized into finished goods, with $0.2 million of that being reclassified to cost of products sold.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2023, the Company had $14,958 in cash, savings and money market accounts ($23,774 at December 31, 2022). At June 30, 2023, the Company held $3,501 in cash of which $507 (as presented in U.S. dollars) was in Canadian dollars ($34 at December 31, 2022 as presented in U.S. dollars). At June 30, 2023, the Company held $11,457 in money market investments. Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at June 30, 2023 and December 31, 2022 consist of cash and cash equivalents, accounts receivable, accounts payable and term loans, the carrying values of which approximate fair value due to their relatively short time to maturity or interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

The policy risks are primarily the opportunity cost of the conservative nature of the allowable investments. Until the company is cash flow positive from operations, the Company has chosen to avoid investments of a trading or speculative nature.

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

The Company’s trade receivables: include amounts billed to Customers for product sales of PEDMARK®. The Customers are a limited group of specialty distributors and select customers abroad, with substantial financial resources, and accordingly, the Company considers the risk of potential credit losses to be low.

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of June 30, 2023, we maintained a full valuation allowance against our deferred tax assets.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the same method, except the weighted average number of common shares outstanding includes convertible debentures, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods. Accordingly, warrants to purchase 0.2 million of our common shares and options to purchase 4.9 million of our common shares at June 30, 2023, were not included in loss per share. Such instruments would have an antidilutive effect. During the same period in 2022, warrants to purchase 0.04 million of our common shares and options to purchase 4.3 million common shares were excluded from the computation of loss per share as their inclusion would have been antidilutive.

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

The following outstanding options and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2023	2022
Options to purchase common shares	4,887	4,337
Warrants to purchase common shares	150	39

4.    Stockholders’ Equity

Authorized capital stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three and six months ended June 30, 2023 and 2022, there were no warrants issued or exercised. Outstanding warrants have a weighted average life of 4.56 years, and a weighted average strike price of $7.79, on June 30, 2023.

Equity Incentive Plan

The Compensation Committee of the Board of Directors administers the Company’s equity incentive plan (the “Plan”). The Compensation Committee designates eligible participants to be included under the Plan and approves the number of equity instruments to be granted from time to time under the Plan. Currently, the maximum number of equity instruments issuable under the Plan, together with the Company’s prior stock option plan, is twenty-five percent (25%) of the total number of issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6,627 shares of common stock are authorized for issuance pursuant to stock options or other equity awards granted under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense from equity awards for the three and six month periods ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Contractor options expense recognized	$—	$35	$—	$69
Employee options expense recognized	2,543	1,008	3,632	1,407
Total option expense recognized	$2,543	$1,043	$3,632	$1,476

Stock Option Activity

The following is a summary of option activity for the three and six months ended June 30, 2023 for stock options denominated in U.S. dollars. Since August of 2020, there have been no Canadian denominated options outstanding.

	Number of	Weighted-Average
Options	Options (thousands)	Exercise Price $USD
Outstanding at December 31, 2022	4,539	$5.13
Granted	580	8.12
Exercised	(49)	4.36
Forfeited	(38)	6.98
Outstanding at March 31, 2023	5,032	5.43
Granted	125	8.80
Exercised	(95)	5.60
Forfeited	(175)	7.51
Outstanding at June 30, 2023	4,887	$5.77

Of the 4,887 U.S. denominated options granted and outstanding at June 30, 2023, 3,870 are fully vested and exercisable.

The value of options issued was estimated using the Black-Scholes option pricing model using the assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the expected term of the award.

Valuation
Assumptions
Black-Scholes Model Assumptions	June 30, 2023
Expected dividend	0.00%
Risk free rate	3.56 - 3.89%
Expected volatility	49 - 77%
Expected life	1.5 - 6.0 years

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSU’s”). The following is a summary of RSU activity for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023, there were 1 and 4 RSU’s

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

released from restriction, respectively. During the three and six months ended June 30, 2023, there were 0 and 17 RSU’s forfeited by departing employees.  RSU’s vesting vary from one to three years.

Number of
Restricted Share
RSUs Current Year	Units (thousands)
Outstanding at December 31, 2022	35
Awarded	264
Released	(1)
Outstanding at March 31, 2023	298
Awarded	98
Released	(3)
Forfeited	(17)
Outstanding at June 30, 2023	376

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

	Fair Value Measurement at June 30, 2023 and December 31, 2022
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other		Significant
	Instruments				Observable Inputs		Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2023		2022		2023	2022	2023	2022	2023	2022
Assets
Cash and cash equivalents	$3,501	(1)	$307	(1)	$11,457	$23,467	$—	$—	$14,958	$23,774
Processa common shares	$25	(2)	$56	(2)	$—	$—	$—	$—	$25	$56

(1)

The Company held approximately $3,501 in cash as of June 30, 2023, of which approximately $507 was in Canadian funds (translated into U.S. dollars). As of December 31, 2022, the Company held approximately $307 in cash of which approximately $33 was in Canadian funds (translated into U.S. dollars).

(2)	The Company holds 51 unrestricted common shares of Processa Pharmaceuticals, Inc. (NASDAQ:PCSA), which it received as part of a royalty arrangement in 2020.

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

Hope Medical Enterprises, Inc. Inter Partes Review Challenges

On October 29, 2021, Hope Medical Enterprises, Inc. (“Hope”) filed a Petition for inter partes review (IPR2022-00123) with the Patent Trial and Appeal Board (“PTAB”) of the USPTO to invalidate U.S. Patent No. 10,596,190 (the “‘190 Patent”), which is exclusively in-licensed from Oregon Health & Science University (“OHSU”) and relates to a method of using PEDMARK®. The ‘190 Patent was issued on March 24, 2020.  On May 9, 2022, the PTAB granted Hope’s Petition to Institute the IPR against the ‘190 Patent. On August 12, 2022, a Motion to Amend the single claim of the ‘190 Patent was filed in the IPR to focus on the treatment of medulloblastoma. On December 5, 2022, a Revised Motion to Amend the single claim of the ‘190 Patent was filed in the IPR, maintaining the focus on the treatment of medulloblastoma. On April 18, 2023, the PTAB issued a final written decision denying the Motion to Amend the claim of the ‘190 Patent, and invalidating the only claim of the‘190 Patent.  The final written decision became effective June 20, 2023.  The ‘190 Patent was previously listed in the United States Approved Drug Products with Therapeutic Equivalence Evaluations (also known as the “Orange Book”).  In light of PTAB’s final written decision on the invalidity of the ‘190 Patent, we requested that the FDA remove the ’190 Patent from the Orange Book. Two United States patent applications claiming priority through the ‘190 Patent remain pending at the United States Patent and Trademark Office (“USPTO”).

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

On October 29, 2021, Hope Medical Enterprises, Inc. (“Hope”) filed a Petition for inter partes review (IPR2022-00125) to invalidate our wholly owned U.S. Patent No. 10,792,363 (the “’363 Patent”), which relates to an anhydrous form of STS and its method of manufacture, which is the active pharmaceutical ingredient in the PEDMARK® product. The ‘363 Patent was issued on October 6, 2020.  In May 2022, the PTAB granted Hope’s Petition to Institute the IPR against the ‘363 patent. During the ‘363 IPR, we disclaimed the patent claims directed to the anhydrous morphic form of STS and continued with claims directed to its method of manufacture. Because the remaining claims in the ‘363 patent are directed to a method of manufacture, the ‘363 patent is not eligible for listing in the Orange Book.  On December 14, 2022, we filed a Revised Motion to Amend the remaining claims in the ‘363 Patent. In April 2023, the PTAB extended the time for a decision on the ‘363 Patent IPR up to an additional 6 months, or November 2023, after which the decision can be reconsidered and/or appealed by the losing party.

The USPTO has now granted three additional U.S. patents that cover the  PEDMARK® formulation, each of which have been listed in the U.S. FDA’s “Orange Book” (U.S. Patent No. 11,291,728 (issued April 5, 2022), U.S. Patent No. 11,510,984 (issued November 29, 2022), and U.S. Patent No. 11,617,794 (issued April 4, 2023)), and additional United States patent applications from this family remain pending at the USPTO. We plan to vigorously defend our intellectual property rights to PEDMARK®.  An invalidation of our patents covering PEDMARK® could have a material adverse effect on our ability to protect our rights in PEDMARK® beyond periods of marketing exclusivity for PEDMARK® in the United States under Orphan Drug Designation.

CIPLA ANDA Litigation

On December 1, 2022, we received a letter dated November 30, 2022, notifying us that CIPLA Ltd. and CIPLA USA (“CIPLA”) submitted to the FDA an ANDA (ANDA No. 218028) for a generic version of PEDMARK® (sodium thiosulfate solution) that contains Paragraph IV Certifications on two of our patents covering PEDMARK®: the OHSU licensed ‘190 Patent, expiration date January 2038; and our US 11,291,728 Patent (the “’728 Patent”), expiration date July 2039. On January 6, 2023, we received a letter dated January 5, 2023, notifying us that CIPLA submitted to the FDA a Paragraph IV Certification on our newly issued US 11,510,984 Patent (the “’984 Patent”). These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for PEDMARK®. The certifications allege these patents are invalid or will not be infringed by the manufacture, use, or sale of CIPLA’s sodium thiosulfate solution.

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

On January 10, 2023, we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:23-cv-00123), for infringement of the ‘190 Patent, the ‘728 Patent, and the ‘984 Patent.  On April 20, 2023, we filed an Amended Complaint to only assert infringement of the ‘728 patent and the ‘984 Patent. On April 4, 2023, we were granted US 11,617,793 Patent (the “’793 Patent”) covering the formulation of the PEDMARK® product, which was listed in the Orange Book on or around April 17, 2023, and has an expiration date of July 2039.  On May 11, 2023, we received written notice of CIPLA’s Paragraph IV Certification as to the ’793 Patent, which was dated May 10, 2023, along with an enclosed statement of alleged factual and legal bases for stating that the ’793 Patent is invalid, unenforceable, and/or will not be infringed by CIPLA’s ANDA Product.  On July 27, 2023, we filed a Second Amended Complaint to assert the ‘793 Patent. The suit is ongoing.

PEDMARQSI (EU Brand name for PEDMARK) received European Commission approval in June 2023 and was granted 10 years of market exclusivity in Europe under Pediatric Use (“PUMA”).

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

Cash interest on outstanding principal shall accrue at a rate of prime, plus 4.5% per annum, from the date of funding (12.75% at June 30, 2023 and 12% as of December 31, 2022). Cash interest is due on the first business day of each calendar quarter (“Interest Date”). Payment-in-kind (“PIK”) interest will commence on funding date and accrue at a rate of 3.5% per annum. PIK interest will stop accruing on August 24, 2024. Any accrued PIK interest shall remain outstanding and be payable on each Interest Date and be added to the outstanding principal amount. The Company has accrued $0.71 million in PIK interest and has classified the PIK interest in long-term liabilities.

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

Aggregate annual payments due on the SPA as of June 30, 2023 are as follows (in thousands):

Years Ending December 31,	Amount
2023	$—
2024	—
2025	—
2026	—
2027	25,000
Payment in kind interest	707
Total future payments	25,707
Less: unamortized debt discount	(321)
Total term loan, net of debt discount	$25,386

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

8.    Subsequent Events

On August 3, Fennec announced the appointment of Adrian Haigh as Chief Operating Officer of Fennec. Further, with Adrian’s appointment he will be stepping down from Fennec’s board.  Adrian had been a board member of Fennec since 2014 and recently retired from PTC Therapeutics where his last role was Senior Vice President and Head of International. Previously, Mr. Haigh served as Chief Operating Officer at Gentium GmbH where he built and managed the company’s commercial and medical affairs organization and was also responsible for business development, playing a pivotal role in the sale of Gentium to Jazz Pharmaceuticals for $1 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Caution Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023 (the “Annual Report”) and our  unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to the Company’s plans and strategy for its business, includes, and our officers and representatives may from time to time make, forward looking statements, within the meaning of the of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995,  that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “seeks,” “goals,” “projects,” “strategy,” “likely,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. As a result of many factors, including those factors set forth in Part I, Item 1A of the Annual Report under the heading “Risk Factors”, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and the condensed consolidated financial statements and accompanying notes included elsewhere in this report.

Overview

We are a commercial-stage biopharmaceutical company focused on our only product candidate PEDMARK®. On September 20, 2022, we received approval from the FDA for PEDMARK® (sodium thiosulfate injection) to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. This approval makes PEDMARK®  the first and only treatment approved by the FDA in this area of unmet medical need.  On October 17, 2022, we announced commercial availability of PEDMARK®  in the U. S.

In June 2023, we announced European Commission Marketing Authorization for PEDMARQSITM – known as PEDMARK in the U.S. Therefore, this decision allows us to proceed with the submission of a PUMA in the European Union (“EU”) with up to 10 years of data and market protection.

In the U.S., we sell our product through an experienced field force including Regional Pediatric Oncology Specialists and medical science liaisons who are helping to educate the medical communities and patients about cisplatin induced ototoxicity and our programs supporting patient access to PEDMARK®. Now that we have obtained applicable regulatory approval to sell PEDMARK® in the U. S. and authorization from the European Commission Marketing Authorization for PedmarqsiTM in the EU, we recognize there may still be a need to establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties, or other revenue.

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

We received Orphan Drug Exclusivity for PEMARK in January 2023, which provides seven years of market exclusivity from its FDA approval on September 20, 2022 until September 20, 2029. We currently have three patents listed for PEDMARK® in the FDA’s Orange Book. In September 2022, the USPTO issued Patent No. 11,291,728 (the “US ‘728 Patent”), in December 2022, the USPTO issued Patent No. 11,510,984 (“US ‘984 Patent”) and in April 2023, the USPTO

issued Patent No. 11,671,793 (“US ‘793 Patent”) that covers PEDMARK® pharmaceutical formulation. The US ‘728 Patent, US ‘984 Patent and US ‘793 Patent will expire in 2039. We are also pursuing additional patent applications in both the U.S. and internationally for PEDMARK®.

PEDMARK® Product Overview

PEDMARK® is the first and only therapy approved by the U.S. Food and Drug Administration (“FDA”) indicated to reduce the risk of ototoxicity associated with cisplatin treatment in pediatric patients with localized, non-metastatic, solid tumors. Further, Pedmarqsi, known as PEDMARK in the U.S. was granted marketing authorization by the European Commission in June 2023.  PEDMARK is a unique formulation of sodium thiosulfate in single-dose, ready-to-use vials for intravenous use in pediatric patients. PEDMARK® is also the only therapeutic agent with proven efficacy and safety data with an established dosing paradigm, across two open-label, randomized Phase 3 clinical studies, the Clinical Oncology Group (“COG”) Protocol ACCL0431 and SIOPEL 6.

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

Liquidity

We generated a net loss of approximately $11.3 million for the six months ended June 30, 2023, and a net loss of $8.8 million for the same period in 2022. As of June 30, 2023, our accumulated deficit was approximately $214.5 million ($203.2 million at December 31, 2022). We believe that our cash and cash equivalents as of June 30, 2023, which totaled $15.0 million, cash from product sales, plus the remaining Petrichor Financing of $20 million in convertible notes subject to mutual agreement between us and Petrichor (see Note 1 and Note 7 to our unaudited interim condensed consolidated financial statements contained elsewhere in this Quarterly Report), will be sufficient to meet our cash requirements through at least the next twelve months. Our projections of our capital requirements are subject to substantial uncertainty, and more capital than we currently anticipate may be required thereafter. To finance our continuing operations, we may need to raise substantial additional funds through either the sale of additional equity, the issuance of debt, the establishment of collaborations, the out-license or sale of certain aspects of our intellectual property portfolio or from other sources.

Our operating expenses will depend on many factors, including the progress of our commercialization efforts abroad and efficiency of our operations and current resources. Our research and development expenses, which include expenses associated with our clinical trials, drug manufacturing to support clinical programs, consulting fees, sponsored research costs, toxicology studies, license fees, milestone payments, and other fees and costs related to the commercialization of our product, will depend on the availability of financial resources, the results of our clinical trials, and any directives from regulatory agencies, which are difficult to predict. Our general and administration expenses include expenses associated with the compensation of employees, stock-based compensation, professional fees, which include legal fees, consulting fees, insurance and other administrative matters associated in support primarily of our commercialization of PEDMARK®.

Results of Operations

Three months ended June 30, 2023 versus three months ended June 30, 2022:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	June 30, 2023%		June 30, 2022%		Change
PEDMARK product sales, net	3,325		—		3,325
Cost of product sales	(148)	5%	—	—%	(148)
Gross profit	$3,177		$—		$3,177
Operating expenses:
Research and development	8	—%	1,131	23%	(1,123)
Selling and marketing	2,340	30%	—	—%	2,340
General and administration	5,495	70%	3,878	77%	1,617
Total operating expense	7,843	100%	5,009	100%	2,834
Loss from operations	(4,666)		(5,009)		343
Unrealized loss on securities	—		(8)		8
Amortization expense	(73)		(8)		(65)
Interest expense	(825)		(57)		(768)
Unrealized foreign exchange loss	5		1		4
Interest income	115		9		106
Net loss	$(5,444)		$(5,072)		$(372)

We reported net product sales for the three month period ended June 30, 2023 of $3,325 and gross profit of $3,177 after applying cost of product sales of $148. Research and development expenses decreased by $1,123 for the three months ended June 30, 2023, compared to the same period in 2022. Our research and development activities for this period consisted of costs associated with investigator initiated clinical trials. During the same period in 2022 and prior to approval of PEDMARK, manufacturing costs pertaining to PEDMARK were expensed to R&D expense in the period incurred, and following approval are reflected in inventory.  Selling and marketing expenses were $2,340 for the three months ended June 30, 2023. Selling and marketing expenses include remuneration of our sales and marketing employees, dollars spent on marketing campaigns (sponsorships, trade shows, presentations, etc.), and any activities to support marketing and sales activities. General and administrative expenses increased by $1,617 compared to the same period in 2022, which was primarily driven by an increase of non-cash employee remuneration of $1,500, an increase of salaries and benefits of $331 from an increased headcount and a decrease of professional and legal expenses of $161.

Interest expense increased $768 compared to the same period in 2022. This increase is associated with higher interest rates and $20,000 more in funded debt than in the same period in 2022. Further, we hold shares of Processa (NASDAQ: PCSA) which are marked to market each balance sheet date and unrealized gains or losses are recognized at that time. There was no change in the unrealized loss on those shares for the three months ended June 30, 2023. Other losses were driven mainly by unrealized losses related to the our foreign currency transactions. We have vendors that transact in Euros, Great British Pounds and Canadian Dollars. There was an increase of $4 in other losses for the three months ended June 30, 2023, compared to the same period in 2022. Amortization expense is also a non-cash expense and relates to amortization of the deferred issuance costs of the loan facilities with Petrichor. Amortization expense increased by $65 for the three months ended June 30, 2023 compared to the same period in 2022. Interest income was up $106 for the three months ended June

30, 2023, compared to the same period in 2022. This was driven mainly by higher interest rates for the three months ended June 30, 2023 compared to the same period in 2022.

Six months ended June 30, 2023 versus six months ended June 30, 2022:

	Six Months Ended		Six Months Ended
In thousands of U.S. Dollars	June 30, 2023%		June 30, 2022%		Change
PEDMARK product sales, net	$5,002		$—		$5,002
Cost of product sales	(243)	5%	—	—%	(243)
Gross profit	4,759		—		4,759
Operating expenses:
Research and development	12	—%	2,568	30%	(2,556)
Selling and marketing	4,871	33%	—	—%	4,871
General and administration	9,812	67%	5,987	70%	3,825
Total operating expenses	14,695	100%	8,555	100%	6,140
Loss from operations	(9,936)		(8,555)		(1,381)
Unrealized loss on securities	(30)		(99)		69
Other gain/(losses)	14		(2)		16
Amortization expense	(145)		(15)		(130)
Interest expense	(1,623)		(115)		(1,508)
Interest income	224		18		206
Net loss	$(11,496)		$(8,768)		$(2,728)

We reported net product sales for the six month period ended June 30, 2023 of $5,002 and gross profit of $4,759 after applying cost of product sales of $243. Research and development expenses decreased by $2,556 for the six months ended June 30, 2023, compared to the same period in 2022. Research activities, since the launch of PEDMARK® have been limited to investigator initiated clinical trials. Selling and marketing expenses were $4,871 for the six months ended June 30, 2023. Selling and marketing expenses include remuneration of our sales and marketing employees, dollars spent on marketing campaigns (sponsorships, trade shows, presentations, etc.), and any activities to support marketing and sales activities. General and administrative expenses increased by $3,825 over the same period in 2022 primarily related to legal expenses, non-cash equity compensation and higher wages from increased headcount.

The unrealized loss on our shares of Processa for the six months ended on June 30, 2023 was $30, which is in contrast to the $99 loss for the same period in 2022. Foreign currency transaction gain was $14 for the six months ended June 30, 2023 ($2 loss for same period in 2022). Amortization expense was $145 for the six months ended June 30, 2023, compared to $15 for the same period in 2022. Our amortization expense relates to the capitalized debt issuance costs associated with the Petrichor notes. Interest expense increased $1,508 for the six months ended June 30, 2023, over same period in 2022. We replaced the $5 million loan facility with Bridge Bank with a larger facility, $25 million, with Petrichor. We took on this convertible debt load in a rising interest rate environment. Interest income was $206 higher for the six months ended June 30, 2023, compared to the same period in 2022. This was driven mainly by higher interest rates for the six months ended June 30, 2023 compared to the same period in 2022.

Liquidity and Capital Resources

	As of	As of
Selected Asset and Liability Data (thousands):	June 30, 2023	December 31, 2022
Cash and equivalents	$14,958	$23,774
Other current assets	4,373	2,954
Current liabilities	(3,778)	(4,608)
Working capital (1)	15,553	22,120
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	203,726	199,388
Accumulated deficit	(214,696)	(203,200)
Stockholders’ deficit	(9,727)	(2,569)

Cash and cash equivalents were $14,958 at June 30, 2023 and $23,774 at December 31, 2022. The decrease in cash and cash equivalents between June 30, 2023 and December 31, 2022 is the result of expenses related to our normal operations, offset by inflows of cash generated from net product sales of $5,002 and $754 from various option exercises. There was an increase of $1,419 in other current assets between June 30, 2023 and December 31, 2022.

Current liabilities decreased by $830 between June 30, 2023, and December 31, 2022. The decrease was driven mainly by an increase in accounts payable ($615), offset by a large decrease of $1,446 in accrued expenses.

Working capital decreased between December 31, 2022, and June 30, 2023, by $6,567. The decrease relates to a net cash inflow from product sales and various option exercises, offset by expenditures for operating activities for the six months ended June 30, 2023.

The following table illustrates a summary of cash flow data for the six month period ended June 30, 2023 and 2022:

Selected Cash Flow Data	Six Months Ended June 30,
(dollars and shares in thousands)	2023	2022
Net cash used in operating activities	$(9,523)	$(6,246)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	707	61
Net cash flow	$(8,816)	$(6,185)

Net cash used in operating activities for the six months ended June 30, 2023 and 2022, primarily reflected a net loss of $11,496 and $8,768, respectively. The six month losses were adjusted for the add back of non-cash items consisting of $3,632 and $1,476, respectively, in stock-based compensation expense, with unrealized loss on securities of $30 and $99, respectively, and amortization expense of $145 and $15, respectively for the six months ended June 30, 2023, and 2022. For the six months ended June 30, 2023 there was an increase in current assets of $1,450 and a decrease of $648 during the same period in 2022. For the six months ended June 30, 2023 there was a net decrease in current liabilities of $831, with a net increase of $1,383 during that same period in 2022. Six month negative cash flows from operating activities were $9,523 and $6,246, respectively, for the periods ended June 30, 2023 and 2022.  Net cash provided by financing activities for the six months ended June 30, 2023, were $707 and $61, respectively. Net cash flows from the six month period ended June 30, 2023 and 2022, were negative $8,816, and $6,185, respectively.

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

Outstanding Share Information

Our outstanding share data as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	June 30,	December 31,
Outstanding Share Type	2023	2022	Change
Common shares	26,509	26,361	148
Warrants	150	150	—
Stock options	4,887	4,539	348
Total	31,546	31,050	496

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2023, we had approximately $3.5 million in our cash accounts and $11.5 million in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

Contractual Obligations and Commitments

None, other than the OHSU Agreement and lease agreements described in our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the severance amounts as disclosed in the Annual Report.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report. There have been no material changes to our critical accounting policies and use of estimates during the six months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)                 Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote (Note 6) to our unaudited interim condensed consolidated financial statements included in Part 1. of this Quarterly Report.

Item 1A. Risk Factors.

Our Annual Report includes a detailed discussion of our risk factors under the heading “PART I, Item 1A – Risk Factors.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this Quarterly Report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 3, 2023, we issued a press release announcing our financial results for the quarter ended June 30, 2023. A copy of the news release is attached to this Quarterly Report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2023 (filed herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 7, 2023	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 7, 2023	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)