Form 10-K
period 2023-12-31
FENNEC PHARMACEUTICALS INC.
filed 2024-03-29
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the registrant’s Common Shares as reported on the Nasdaq Capital Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $137,895,876 based upon a total of 15,616,747 shares held as of June 30, 2023 by persons believed to be non-affiliates of the registrant (for purposes of this calculation, all of the registrant’s officers, directors and 10% owners known to the registrant are deemed to be affiliates of the registrant).

As of March 25, 2024, there were 27,099,908 shares of the registrant’s Common Shares outstanding.

FENNEC PHARMACEUTICALS INC.

2023 FORM 10-K ANNUAL REPORT

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

“We,” “our,” “ours,” “us,” “Fennec,” or the “Company,” when used herein, refers to Fennec Pharmaceuticals Inc., a British Columbia corporation, and its wholly-owned subsidiary, Fennec Pharmaceuticals, Inc., a Delaware corporation.

Forward-Looking Statements

This Annual Report contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, “believes”, “anticipates”, “proposes”, “plans”, “expects”, “intends”, “may”, and other similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or other achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors” and those discussed in the section entitled “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Caution Concerning Forward-Looking Statements.”

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. A more thorough discussion of these and other risks follows this summary.

Risks Related to Our Business

●	We have a history of significant losses and have generated limited revenue from the sale of products since our inception.
●	We may be required to conduct additional clinical trials for PEDMARK®, which would be costly and time-consuming to complete.
●	We may require additional financing to obtain regulatory approval for and commercialize PEDMARK®, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate further product development, other operations, or commercialization efforts.
●	We are currently and may in the future be the target of securities litigation, which may be costly and time-consuming to defend.
●	We have only recently transitioned from a development stage biopharmaceutical company to a commercial stage biopharmaceutical company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	Our business may be adversely affected by the ongoing COVID-19 pandemic.
●	Our business involves environmental risks and potential exposure to environmental liabilities.

Risks Related to Marketing Approval of Our Product Candidate

●	PEDMARK® has received marketing approval from the FDA and from the European Commission, but not from any additional foreign authorities. These approval processes are costly, time-consuming, and inherently unpredictable, and it is possible that our applications for marketing approval will be denied.

Risks Related to Commercialization of Our Product Candidate

●	Our success depends on our ability to successfully commercialize PEDMARK®. We are a single product company with only limited commercial experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
●	If we are unable to successfully commercialize PEDMARK®, our business, results of operations and financial condition may be materially adversely affected.
●	Our business is subject to substantial competition.
●	Our business may require additional capital.
●	The obligations incident to being a public company place significant demands on our management.
●	We are highly dependent on our small number of key personnel and advisors.
●	The ongoing COVID-19 pandemic and the worldwide attempts to contain it could harm our business and results of operations and financial condition and we could be adversely impacted by it.
●	We face a risk of product liability claims and may not be able to obtain adequate insurance.
●	Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
●	Now that we have received regulatory approvals for PEDMARK®, it remains subject to continued regulatory review and could be subject to labeling and other restrictions.
●	Sales of PEDMARK® will depend on reimbursement by payers and these payers are subject to pressures to contain costs. In addition, coverage and reimbursement for PEDMARK® may be limited or unavailable in certain market segments.
●	PEDMARK® targets diseases with small patient populations and we may not be effective at identifying patients.
●	We may not be able to gain or maintain market acceptance of PEDMARK® among the medical community, patients, or payers.
●	If we fail to comply with applicable healthcare laws and regulations, we may be subject to investigations and civil or criminal penalties and could lose any regulatory approvals that we obtain for PEDMARK®.
●	Changes in healthcare laws and regulations, as well as changes in healthcare policy, could adversely affect our business.

Risks Related to Third Parties

●	We rely on third parties to supply raw materials, to conduct clinical trials, and to manufacture PEDMARK®. If these third parties fail to satisfactorily perform for us, or if they fail to comply with applicable legal and regulatory requirements, it could have a material adverse effect on our business.

Risks Related to Government Regulation

●	The regulatory approval process is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize PEDMARK® in all areas in which we are licensed to supply it.
●	We may face significant delays in our clinical studies and trials due to an inability to recruit patients for our clinical studies and trials or to retain patients in the clinical studies and trials we may perform.
●	If our third-party suppliers or contract manufacturers do not maintain appropriate standards of manufacturing in accordance with cGMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.
●	PEDMARK® is subject to ongoing regulatory review. If we fail to comply with continuing United States and applicable foreign regulations, we could lose those approvals, and our business would be severely harmed.
●	Enacted and future legislation or judicial action may increase the difficulty and cost for us to commercialize PEDMARK® or any other drug candidates we may acquire or license and affect the prices we may obtain.
●	If we fail to obtain or subsequently maintain orphan drug exclusivity or regulatory exclusivity for PEDMARK® and any other orphan drug candidates we may acquire or license, our competitors may sell products to treat the same conditions at greatly reduced prices, and our revenues would be significantly adversely affected.
●	Changes to the Orphan Drug Act or successful legal challenges to the FDA’s interpretation of the Orphan Drug Act may affect our ability to obtain or subsequently maintain orphan drug exclusivity or may affect the scope orphan drug exclusivity for our product.
●	Our operations and relationships with healthcare providers, healthcare organizations, customers and third-party payors are subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Risks Related to Our Intellectual Property

●	We are dependent on our relationships and license agreements, and we rely upon the patent rights granted to us pursuant to the license agreements.
●	Our success will depend significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
●	If we cannot obtain new patents, maintain our existing patents, and protect our trade secrets and other intellectual property, our business and competitive position may be harmed.
●	Patent protection for PEDMARK® may expire before we are able to fully realize its commercial value.
●	We are currently and may in the future be the target of patent litigation, which may be costly and time-consuming to defend.
●	Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect PEDMARK®.

●	If we are found to be infringing third-party patents, we may be forced to pay damages and/or obtain a license. If we cannot obtain a license, we may be prevented from the manufacture and sale of PEDMARK®.
●	It is possible that we could lose market exclusivity for PEDMARK® earlier than expected.

Risks Related to Our Industry

●	Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	The biotechnology and pharmaceutical industry, and in particular the field of cancer therapeutics where we are focused, is highly competitive. We face significant competition from other pharmaceutical, biopharmaceutical, and biotechnology companies, many of which have significantly greater financial, technical, and human resources than we do and may be better equipped to develop, manufacture, and market products.

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

Item 1.      Business

Overview

We are a commercial-stage biopharmaceutical company focused on our only product candidate PEDMARK®. On September 20, 2022, we received approval from the FDA for PEDMARK® (sodium thiosulfate injection) to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. This approval makes PEDMARK® the first and only treatment approved by the FDA in this area of significant unmet medical need.  On October 17, 2022, we announced commercial availability of PEDMARK® in the United States. Further, PEDMARQSI® (PEDMARK® brand name outside of U.S.) received European Commission Marketing Authorization in June 2023 and received U.K. approval in October 2023.

In March 2024, we announced that we entered into an agreement with Norgine, a leading European specialist pharmaceutical company. This is an exclusive licensing agreement under which Norgine will commercialize PEDMARQSI® in Europe, Australia and New Zealand. PEDMARQSI® is the first and only approved therapy in the EU and U.K. for the prevention of ototoxicity (hearing loss) induced by cisplatin chemotherapy in patients 1 month to < 18 years of age with localized, non-metastatic solid tumors.

Under the terms of the licensing agreement, Fennec will receive approximately $43 million in upfront consideration and up to approximately $230 million in additional commercial and regulatory milestone payments and double-digit tiered royalties on net sales of PEDMARQSI® in the licensed territories up to the mid-twenties. Norgine will be responsible for all commercialization activities in the licensed territories and will hold all marketing authorizations in the licensed territories.

We sell our product through an experienced field force including Regional Pediatric Oncology Specialists and medical science liaisons who are helping to educate the medical communities and patients about cisplatin induced ototoxicity and our programs supporting patient access to PEDMARK®.

Further, we have established Fennec HEARS®, a comprehensive single source program designed to connect PEDMARK® patients to both patient financial and product access support. The program offers assistance and resources, regardless of insurance type, that can address co-pays or lack of coverage when certain eligibility requirements are met. Fennec

HEARS® also provides access to care coordinators that can answer insurance questions about coverage for PEDMARK® and provide tips and resources for managing treatment.

We received Orphan Drug Exclusivity for PEDMARK© in January 2023, which provides seven years of market exclusivity from its FDA approval on September 20, 2022, until September 20, 2029. We have been granted three additional U.S. patents that cover the PEDMARK® formulation, each of which have been listed in the U.S. FDA’s “Orange Book” (U.S. Patent No. 11,291,728 (issued April 5, 2022), U.S. Patent No. 11,510,984 (issued November 29, 2022), and U.S. Patent No. 11,617,793 (issued April 4, 2023)), and additional United States patent applications from this family remain pending at the USPTO. Our ‘363 issued patent covers a process of manufacture, which is a patent category that does not qualify for FDA orange book listing.  Seven additional US patent applications are pending, three of which cover methods of using our PEDMARK® formulation and are eligible for listing on the FDA Orange Book if issued. We are also pursuing additional patent applications in both the U.S. and internationally for PEDMARK®.

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

In the U.S. and Europe, it is estimated that more than 10,000 children may receive platinum-based chemotherapy on an annual basis. The incidence of ototoxicity depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. There is currently no established preventive agent for this hearing loss and only expensive, technically difficult, and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children that suffer ototoxicity at critical stages of development lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

PEDMARK® has been studied by co-operative groups in two Phase 3 clinical studies of survival and reduction of ototoxicity, COG ACCL0431 and SIOPEL 6. Both studies have been completed. The COG ACCL0431 protocol enrolled childhood cancer patients typically treated with intensive cisplatin therapy for localized and disseminated disease, including newly diagnosed hepatoblastoma, germ cell tumor, osteosarcoma, neuroblastoma, medulloblastoma, and other solid tumors. SIOPEL 6 enrolled only hepatoblastoma patients with localized tumors.

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

European Commission Marketing Authorization

In August 2018, the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) accepted our pediatric investigation plan (“PIP”) for sodium thiosulfate with the trade name PEDMARQSI® for the condition of the prevention of platinum-induced hearing loss. An accepted PIP is a prerequisite for filing a Marketing Authorization Application (“MAA”) for any new medicinal product in Europe. The indication targeted by our PIP is for the prevention of platinum-induced ototoxic hearing loss for standard risk hepatoblastoma (“SR-HB”). Additional tumor types of the proposed indication will be subject to the Committee for Medicinal Products for Human Use (“CHMP”) assessment at the time of the MAA. No deferred clinical studies were required in the positive opinion given by PDCO. We were also advised that PEDMARQSI® is eligible for submission of an application for a Pediatric Use Marketing Authorization (“PUMA”). A PUMA is a dedicated marketing authorization covering the indication and appropriate formulation for medicines developed exclusively for use in the pediatric population and provides market protection up to10 years of exclusivity (8 years of data exclusivity + 2 years of market exclusivity).  Therefore, this decision allows us to proceed with the submission of a PUMA in the European Union (“EU”) with incentives of automatic access to the centralized procedure and up to 10 years of data and market protection.

In February 2020, we announced that we had submitted a MAA for the prevention of ototoxicity induced by cisplatin chemotherapy patients 1 month to < 18 years of age with localized, non-metastatic, solid tumors. The EMA continues its review of our MAA. In June 2023, we received European Commission Marketing Authorization for PEDMARQSI® (known as PEDMARK® in the U.S.) Further, the decision included the receipt of a PUMA in the European Union (“EU”).  This PUMA exclusivity is effective until May 26, 2033. As stated earlier, in March 2024, Fennec and Norgine announced an exclusive licensing agreement under which Norgine will commercialize PEDMARQSI® in Europe, Australia and New Zealand.

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

Our current patent portfolio reflects our strategy to expand and diversify our intellectual property to obtain protection for our PEDMARK® product. We currently wholly own two patent families directed to formulations that cover PEDMARK® and other potential future sodium thiosulfate formulations, and methods of using and manufacturing the same. The USPTO has now granted three additional U.S. patents that cover the PEDMARK® formulation, each of which have been listed in the U.S. FDA’s “Orange Book” (U.S. Patent No. 11,291,728 (issued April 5, 2022), U.S. Patent No. 11,510,984 (issued

November 29, 2022), and U.S. Patent No. 11,617,793 (issued April 4, 2023)), and additional United States patent applications from this family remain pending at the USPTO. Our ‘363 issued patent covers a process of manufacture, which is a patent category that does not qualify for FDA orange book listing.  Seven additional US patent applications are pending, three of which cover methods of using our PEDMARK® formulation and are eligible for listing on the FDA Orange Book if issued.  The four other applications cover additional sodium thiosulfate formulations for potential future use. A patent in this family has been granted in Indonesia. Additional applications from these families are pending in Australia, Brazil, Canada, China, the European Patent Office (EPO), Hong Kong, Israel, Japan, South Korea, Mexico, Malaysia, New Zealand, Russia, Singapore, and Thailand. Applications from these patent families, where granted, valid, and enforceable, will expire in July 2039, exclusive of any patent term adjustment or extension.

We have exclusively in-licensed from Oregon Health & Science University (“OHSU”) one patent family directed to the use of sodium thiosulfate to reduce the occurrence of ototoxicity.  This family includes the granted US ‘190 Patent and two pending US patent application. The US ‘190 Patent had been listed in the FDA Orange Book.  On April 18, 2023, the PTAB invalidated the only claim of the‘190 Patent.  The final written decision became effective June 20, 2023.  In light of PTAB’s final written decision on the invalidity of the ‘190 Patent, we requested that the FDA remove the ’190 Patent from the Orange Book. Two United States patent applications claiming priority through the ‘190 Patent remain pending at the United States Patent and Trademark Office (“USPTO”).

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

FDA Orange Book Listings

On April 5, 2022, the USPTO issued U.S. Patent No. 11,291,728 (the “US ‘728 Patent”) that covers the PEDMARK® pharmaceutical formulation. On November 9, 2022, the USPTO issued U.S. Patent No. 11,510,984 (the “US ‘984 Patent”) that also covers the PEDMARK® pharmaceutical formulation.  On April 4, 2023, the USPTO issued U.S. Patent No. 11,617,793 (the “US ‘793”) that covers the PEDMARK® pharmaceutical formulation.  We own three additional pending US patent applications directed to methods of treatment using the PEDMARK® formulation, which, if granted, will be eligible for listing in the Orange Book.  These patents where granted will expire in July 2039, exclusive of patent term adjustment and/or extension, unless held invalid or unenforceable by a court of final jurisdiction.

We have exclusively licensed from OHSU U.S. Patent No. 10,596,190 (“the US ‘190 Patent”) and two pending US patent application directed to a method of reducing ototoxicity using sodium thiosulfate.

On April 18, 2023, the PTAB invalidated the only claim of the‘190 Patent.  The final written decision became effective June 20, 2023.  The ‘190 Patent was previously listed in Orange Book.  In light of PTAB’s final written decision on the invalidity of the ‘190 Patent, we requested that the FDA remove the ’190 Patent from the Orange Book. Two United States patent applications claiming priority through the ‘190 Patent remain pending at the United States Patent and Trademark Office (“USPTO”), and if granted, will be eligible for listing in the Orange Book.

Orphan Drug Exclusivity and European Union Pediatric-Use marketing Exclusivity

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

Following the approval of PEDMARQSI® (EU Brand name for PEDMARK®) in Europe on May 26, 2023, we were granted PUMA in the European Union pursuant to Regulation (EC) No. 1901/2006 and Regulation (EC) No. 1902/2006, which provides for 10 years of exclusivity (8 years of data exclusivity + 2 years of market exclusivity).  This exclusivity is effective until May 26, 2033.

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

The USPTO has now granted three additional U.S. patents that cover the PEDMARK® formulation, each of which have been listed in the U.S. FDA’s “Orange Book” (U.S. Patent No. 11,291,728 (issued April 5, 2022), U.S. Patent No. 11,510,984 (issued November 29, 2022), and U.S. Patent No. 11,617,793 (issued April 4, 2023)), and seven additional United States patent applications from this family are pending at the USPTO. We plan to vigorously defend our intellectual property rights to PEDMARK® if challenged.  An invalidation of our patents covering PEDMARK® could have a material adverse effect on our ability to protect our rights in PEDMARK® beyond periods of marketing exclusivity for PEDMARK® in the United States under Orphan Drug Designation.

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

PEDMARQSI® (EU Brand name for PEDMARK®) received European Commission approval in June 2023 and was granted 10 years of market exclusivity in Europe under PUMA.

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

We have entered into agreements with a supplier of the active pharmaceutical ingredient (API) contained in PEDMARK® for future requirements and we have contracted with a third-party contract manufacturer to manufacture PEDMARK® vials for us.

Any significant change that we make for PEDMARK® must be approved by the FDA in a supplemental new drug application (“sNDA”). If the manufacturing plan and data are insufficient, any sNDA we submit will not be approved. Before an sNDA can be approved, our manufacturers must also demonstrate compliance with the FDA’s cGMPs regulations and policies. Further, even if we receive approval of any sNDAs for PEDMARK®, if our manufacturers do not follow cGMPs in the manufacture of our product, it may delay product launches or shipments and adversely affect our business.

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

Corporate Relationships

License Agreement with Oregon Health & Science University

On February 20, 2013, we entered into an exclusive license agreement with OHSU for exclusive worldwide license rights to intellectual property directed to thiol-based compounds, including PEDMARK®, and their use in oncology (the “OHSU Agreement”). OHSU will receive certain milestone payments, royalty on net sales for licensed products and a royalty on any consideration received from sublicensing of the licensed technology.

On May 18, 2015, we negotiated an amendment (“Amendment 1”) to the OHSU Agreement, which expands our exclusive license to include the use of N-acetylcysteine as a standalone therapy and/or in combination with sodium thiosulfate for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product.

The term of the OHSU Agreement, as amended by Amendment 1, expires on the date of the last to expire claim(s) covered in the patents licensed to us or 8 years, whichever is later. In the event a licensed product obtains regulatory approval and is covered by the Orphan Drug Designation, the parties will in good faith amend the term of the agreement. PEDMARK® is currently protected by methods of use patents that we exclusively license from OHSU that expire in the U.S. in 2038. The OHSU Agreement is terminable by either us or OHSU in the event of a material breach of the agreement by the other party after 45 days prior written notice. We also have the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement.

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

Factors affecting competition generally

In general, our ability to compete depends in large part upon:

●	our ability to obtain regulatory approvals for our drug candidate outside the U.S.;
●	the demonstrated efficacy, safety and reliability of our drug candidate;
●	the timing and scope of regulatory approvals;
●	product acceptance by physicians and other health care providers;
●	the willingness of payors to reimburse for our product;
●	protection of our proprietary rights and the level of generic competition;
●	our ability to supply commercial quantities of our product to the market;
●	our ability to obtain reimbursement from private and/or public insurance entities for product use in approved indications;
●	our ability to recruit and retain skilled employees; and
●	the availability of capital resources to fund our development and commercialization activities, including the availability of funding from the federal government.

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

While European, U.S. and Canadian regulatory systems require that medical products be safe, effective, and manufactured according to high quality standards, the drug approval process in Europe differs from that in the U.S. and Canada and may require us to perform additional preclinical or clinical testing regardless of whether FDA or TPD approval has been obtained. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA or TPD approval. European Union Regulations and Directives generally classify health care products either as medicinal products, medical devices or in vitro diagnostics. For medicinal products, marketing approval may be sought using either the centralized procedure of the European Agency for the Evaluation of Medicinal Products (“EMEA”), or the decentralized, mutual recognition process. The centralized procedure, which is mandatory for some biotechnology derived products, results in an approval recommendation from the EMEA to all member states, while the European Union mutual recognition process involves country by country approval.

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

Orphan Drug Act

Under the Orphan Drug Act of 1983, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product which has an orphan drug designation subsequently receives the first FDA approval for that drug for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other application submitted by a different applicant to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the approved product with orphan drug exclusivity. Legislation similar to the Orphan Drug Act has been enacted in other countries, including within the European Union.

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

The PUMA process was established to make it more efficient for pharmaceutical companies to invest in the development of drugs for children. PUMA drugs receive eight years of data protection plus two years of marketing protection and the applications are, in part, exempt from fees. The regulatory protection does not prevent off-label use of other drugs with the same active substance and indication for adults, nor pharmacy compounding.

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

Orange Book Listing

In seeking approval for a drug through a New Drug Application (“NDA”), applicants are required to list with the FDA each patent with claims covering the applicant’s product or approved methods of using the product. Upon approval of a drug, each of the patents listed in the application for the drug are then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Exclusivity

Upon NDA approval of a new chemical entity (“NCE”), which is a drug product that contains an active moiety that has never been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. A drug may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for the previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. During this period of exclusivity, FDA cannot approve an ANDA for a generic drug that includes the change.

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

There are also user fees for ANDA applicants, sponsors, and manufacturers. For fiscal year 2023, the application fees are $240,582 per ANDA application and the facility fees are $213,134 per domestic finished dosage form facility, $228,134 per foreign finished dosage form facility, $37,544 per domestic active pharmaceutical ingredient facility, and $52,544 per foreign active pharmaceutical ingredient facility. In addition, there is a new annual program fee based on the size of the generic drug applicant. These user fees typically increase each fiscal year.

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

We anticipate that in the United States, Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures could include:

●	controls on government-funded reimbursement for drugs;
●	mandatory rebates or additional charges to manufacturers for their products to be covered on Medicare Part D formularies;
●	controls on healthcare providers;

●	controls on pricing of drug products, including the possible reference of the pricing of United States drugs to non-United States drug pricing for the same product;
●	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;
●	reform of drug importation laws;
●	entering into contractual
●	agreements with payors; and
●	expansion of use of managed-care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

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

Orphan Drug Designation and Orphan Drug Exclusivity and Pediatric Exclusivity Designation

Some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the ODA, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. In the United States, Orphan Drug Designation must be requested before submitting an application for marketing approval. An Orphan Drug Designation does not shorten the duration of the regulatory review and approval process. The grant of an Orphan Drug Designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies. If a product which has been granted Orphan Drug Designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to an orphan drug exclusivity period, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

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

The European Orphan Drug Regulation is considered for drugs intended to diagnose, prevent or treat a life-threatening or very serious condition afflicting five or fewer per 10,000 people in the EU, including compounds that for serious and chronic conditions would likely not be marketed without incentives due to low market return on the sponsor’s development investment. The medicinal product considered should be of significant benefit to those affected by the condition. Benefits of being granted Orphan Medicinal Product Designation are significant, including eight years of data exclusivity, two years of marketing exclusivity and a potential one-year extension of both. The EU Community and Member States may not accept or grant for ten years a new marketing authorization or application for another drug for the same therapeutic indication as the orphan drug, although the ten-year period can be reduced to six years if, after the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of the marketing exclusivity. A supplementary protection certificate may extend the protection six months beyond patent expiration if that is later than the orphan drug exclusivity period. To apply for the supplementary protection, a pediatric investigation plan, or PIP, must be included in the market application. In Europe all drugs now seeking marketing authorization need to have a PIP agreed with the European Medicines Agency (EMA) before it can be approved, even if it is a drug being developed specifically for a pediatric indication. If a product is developed solely for use in the pediatric population, then a Pediatric Use Marketing Authorization, or PUMA, may provide eight years of data exclusivity plus two additional years of marketing exclusivity.

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

Employee Profile

As of December 31, 2023, we had approximately 29 employees, 21 of whom are in our commercial organization, two of whom are in our R&D organization, and the rest of whom are in our G&A organization. We also utilize the services of several full-time consultants who work with our commercial organization. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

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

Research and development expenses totaled $0.1 million and $3.5 million for the fiscal years ended December 31, 2023 and 2022, respectively. We have decreased our research and development expenses related to PEDMARK® as our efforts have shifted to commercial readiness and launch activities.

PEDMARK® still requires significant, time-consuming and costly research and development, testing and regulatory clearances. In developing PEDMARK®, we are subject to risks of failure that are inherent in the development of products based on innovative technologies. For example, it is possible that our product candidate will be ineffective or toxic, or will otherwise fail to receive the necessary regulatory clearances. There is a risk that PEDMARK® will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our product candidate or that others will market a superior or equivalent product. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete future development of PEDMARK®.

Company Information

We incorporated under the Canada Business Corporations Act ("CBCA”) in September 1996. In August 2011, we continued from the CBCA to the Business Corporations Act (British Columbia) (the “Continuance”). We have four wholly-owned subsidiaries: Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian company, and Fennec Pharmaceuticals (EU) Limited (“Fennec Limited”), an Ireland company. With the exception of Fennec Pharmaceuticals, Inc. and Fennec Limited all subsidiaries are inactive.

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

To date, we have been engaged primarily in research and development activities. We have incurred significant operating losses every year since our inception in September 1996. We reported a net loss of approximately $16.05 million for the year ended December 31, 2023 and reported a net loss of approximately $23.71 million for the year ended December 31, 2022. At December 31, 2023, we had an accumulated deficit of approximately $219.2 million. We anticipate incurring substantial additional losses due to the need to spend substantial amounts on activities required for commercialization of PEDMARK®  in the U.S. and regulatory approval of PEDMARK® outside of the U.S., as well as commercial launch preparation of PEDMARK® outside of the U.S., anticipated research and development activities, and general and administrative expenses, among other factors.  We may never achieve or sustain profitability on an ongoing basis.

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

Based on available resources, we believe that our cash and cash equivalents of $13.3 million available as of December 31, 2023 are sufficient to fund our anticipated operating and capital requirements for at least the next 12 months. Moreover, we expect to continue to incur losses for the foreseeable future as we continue our development of and seek marketing approvals for PEDMARK® outside of the United States. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed. If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common shares or other securities. If we cannot raise sufficient capital when necessary, we will likely have to curtail operations and you may lose part or all of your investment.

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

Moreover, our ability to effectively generate significant product revenue from PEDMARK® will depend on our ability to, among other things:

●	educate patients and physicians successfully about efficacy expectations, side effects expectations, and how to successfully dose and titrate the medication to optimal patient benefit in order to minimize discontinuation due to perceived lack of efficacy or side effects;

●	educate pediatric cancer patients who will have cisplatin administration, and the physicians who treat them, as to the benefits to such patients of treatment using PEDMARK® (in addition to the treatments they are receiving for their cancer);
●	achieve and maintain compliance with regulatory requirements, including those related to our required post-approval studies, promotion and advertising requirements;
●	increase awareness for and achieve market acceptance of PEDMARK® through our sales and marketing activities and other arrangements established for the promotion of PEDMARK®;
●	train, deploy, support, and retain a qualified field sales and marketing force;
●	secure continued formulary approvals for PEDMARK® with a substantial number of targeted payors;
●	ensure that our third-party manufacturers manufacture PEDMARK® in sufficient quantities, in compliance with requirements of the FDA and at acceptable quality and pricing levels, in order to meet commercial demand;
●	ensure that our third-party manufacturers develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP regulations;
●	implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
●	ensure that our entire supply chain efficiently and consistently delivers PEDMARK® to our customers;
●	provide co-pay assistance to help qualified patients with out-of-pocket costs associated with their PEDMARK® prescription, and/or other programs to ensure patient access to our product, educate physicians and patients about the benefits, administration and use of PEDMARK®, and obtain acceptance of PEDMARK® as safe and effective by patients and the medical community;
●	receive adequate levels of coverage and reimbursement for PEDMARK® from commercial health plans and governmental health programs;
●	generate positive experience with our Fennec HEARS® program in helping patients obtain access to PEDMARK® at an acceptable patient out-of-pocket cost;
●	maintain quality relationships with patient advocacy groups;
●	influence the nature of publicity related to our product relative to the publicity related to our competitors’ products; and
●	obtain regulatory approvals for additional indications for the use of PEDMARK® in treating other patient populations.

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

Regulatory approval of our product is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our product in the U.S. and abroad.

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

We and our third-party manufacturers are also required to comply with the applicable cGMP regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities, which we outsource to third parties, must be approved by the FDA before they can be used to manufacture our product, and they are subject to additional FDA inspection. The CRL that we received from the FDA in August 2020 and in November 2021 as a result of deficiencies in the third-party manufacturing facility that manufactures PEDMARK® on our behalf is a specific example of the risks associated with our third-party manufacturers.

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

PEDMARK® is currently protected by three patents owned by us that expires in 2039. Further, patents are currently pending in the United States and other territories. In addition, periods of marketing exclusivity for PEDMARK® have been granted in the United States under orphan drug exclusivity and in Europe under PUMA.

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

Litigation may also be necessary to enforce or defend patents issued or licensed to us or our collaborators or to determine the scope and validity of a third party’s proprietary rights. By example we have outstanding litigation against CIPLA. We could incur substantial costs if litigation is required to defend ourselves in patent suits brought by third parties, if we participate in patent suits brought against or initiated by our collaborators, or if we initiate such suits. We might not prevail in any such action. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject us to significant liabilities, require disputed rights to be licensed from other parties or require us or our collaborators to cease using certain technology or products. Any of these events would likely have a material adverse effect on our business, financial condition and results of operations.

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

We have been in the past and may in the future be the target of securities litigation, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security purchasers have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like us have experienced significant stock price volatility in recent years. Specifically, we were named in putative securities class action complaints as a result of the decline in our stock price following the August 10, 2020 announcement that we had received a CRL from the FDA regarding our NDA for PEDMARK® and as result of the decline in our stock price following the November 29, 2021 announcement that we expected to receive another CRL from the

FDA regarding our NDA for PEDMARK®. Both of these cases have been dismissed and closed. Our insurance coverage may be insufficient to cover all legal fees, judgments or settlements. If the outcome of any such litigation is unfavorable, it could result in us paying significant damages or settlement payments, which could have a material adverse effect on our financial condition.

We have only recently transitioned from a development stage biopharmaceutical company to a commercial stage biopharmaceutical company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Other than the FDA approval for PEDMARK® received in the United States in September 2022 and in the European Commission in June 2023 of PEDMARQSI®, we have no other product candidates in the development stage. We have only recently demonstrated our ability, or our ability to arrange for a third party, to manufacture a commercial scale medicine and conduct the sales and marketing activities necessary to commercialize a product. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience commercializing PEDMARK®. In addition, as a relatively new commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To be profitable, we will need to continue to successfully transition from a company with a research and development focus to a company capable of supporting commercial activities. Ultimately, we may not be successful in such a transition.

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

Our business and operations could be adversely affected by the effects of health epidemics, like the recent COVID-19 pandemic.

Future health epidemics may affect the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. The extent of the impact on our operations depends in part on the time these restrictions remain in place, and whether restrictions are reinstated as a result of rising cases. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition. Possible effects may include, but are not limited to, disruption to our product launch outside the United States, which includes the ability of sales reps to communicate with oncologists, absenteeism in our labor workforce, unavailability of products and supplies used in operations, and a decline in value of our assets, including inventories, property and equipment, and marketable securities.

The global pandemic of COVID-19, and the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full impact of potential delays or effects on our business, our clinical trials, our ability to access the capital markets, or supply chains or on the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and/or sale of our drug products. Patients have received substantial damage awards in some jurisdictions against pharmaceutical companies based on claims for injuries allegedly caused by the use of drug products used in clinical trials or after FDA approval. Liability claims may be expensive to defend and may result in large judgments against us. We currently carry liability insurance that we believe to be adequate. Our insurance may not reimburse us for certain claims or the coverage may not be sufficient to cover claims made against us. We cannot predict all of the possible harms or side effects that may result from the use of our current drug candidates, or any potential future products we may acquire and use in clinical trials or after FDA approval and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our product, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price.

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

Our current product has gained marketing approval for sale in the United States and in the European Commission, and we cannot guarantee that we will ever have regulatory approval outside the United States and European Commission. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our product candidate in abroad a timely manner. We cannot commercialize our product candidate outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Our product could fail to receive marketing approval for many reasons, including the following:

●	FDA comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	FDA comparable foreign regulatory authorities may find the human subject protections for our clinical trials inadequate and place a clinical hold on an IND at the time of its submission precluding commencement of any trials or a clinical hold on one or more clinical trials at any time during the conduct of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product’s clinical and other benefits outweigh its safety risks;
●	FDA comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product may not be sufficient to obtain marketing approval outside of the United States;
●	FDA comparable foreign regulatory authorities may find inadequate the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies (for example, see the discussion elsewhere concerning the CRLs we received from the FDA in August 2020 and November 2021); and

●	the approval policies or regulations of the FDA comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval.

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval outside the United States, to the satisfaction of the foreign regulatory authorities, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In September 2022, we obtained approval of our NDA from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission of an NDA, but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate generally must be inspected by the FDA to ensure compliance with the applicable cGMP requirements (for example, see the discussion elsewhere concerning the CRL we received from the FDA in August, 2020). The FDA and the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, cGCP. In June 2023, we obtained approval for PEDMARQSI® in the European Union.

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

Regulatory authorities like the FDA and national competition laws in Europe strictly regulate the promotional claims that may be made about prescription products, such as PEDMARK®. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling, known as “off-label” use, nor may it be promoted prior to obtaining marketing approval. If we receive marketing approval for our product for our proposed indications, physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved label if the physicians personally believe in their professional medical judgment it could be used in such manner. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

Risks Related to Commercialization of Our Product

After regulatory approvals in the United States, European Union and other territories, the commercial success of our product will depend on market awareness and acceptance of our product.

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

The market opportunities that our product is being developed to address are rare. Our projections of both the number of people who are administered cisplatin, as well as the subset of people who have the potential to benefit from treatment with our product, and our assumptions relating to pricing are based on estimates. Given the small number of patients that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product, which could make it difficult for us to sell our product profitably.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved pharmaceuticals. Market acceptance and sales of our product will depend significantly on the availability of coverage and adequate reimbursement from third-party payors and may be affected by existing and future healthcare reform measures. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-

party payors to reimburse all or part of the associated healthcare costs. Government authorities and third-party payors, such as private health insurers, health maintenance organizations, and government payors like Medicare and Medicaid, decide which drugs they will pay for and establish reimbursement levels. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for PEDMARK® and, even if coverage is provided, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, PEDMARK®.

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

Many of our potential competitors have significantly greater financial, manufacturing, marketing, development, technical and human resources than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing clinical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established companies may also invest heavily to accelerate discovery and development of compounds that could make our product obsolete. As a result of all of these factors, maintaining orphan drug designation for our product is essential to our viability since our competitors may, among other things:

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

Finally, there can be no assurance that the exclusivity provisions currently in the law may not be changed in the future and the impact of any such changes (if made) on us. The orphan drug exclusivity contained in the Orphan Drug Act has been the subject of recent scrutiny from the press, from some members of Congress and from some in the medical community. There can be no assurance that the exclusivity granted in the Orphan Drug Act to orphan drugs approved by the FDA will not be modified in the future, and as to how any such change might affect our product.

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

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our product successfully and could harm our reputation and lead to reduced acceptance of our product by the market. These enforcement actions include not only civil and criminal penalties, but also exclusion from participation in government-funded healthcare programs, and exclusion from eligibility for the award of government contracts for our product.

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

Our commercial success will rely upon the strength of our patents to exclude competition.

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

While we are not currently aware of any third-party patents which we may infringe, there can be no assurance that we do not or will not infringe on patents held by third parties or that third parties will not claim that we have infringed on their patents. In the event that our product infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of our product. There may be patents held by others of which we are unaware that contain claims that our product or operations infringe. In addition, given the complexities and uncertainties of patent laws, there may be patents of which we are aware that we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believe them to be. Adding to this uncertainty, in the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not publicly available until the patent issues. As a result, avoiding patent infringement may be difficult.

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

As discussed above under the section entitled “Item 3. Business– Intellectual Property,” we received a letter dated November 30, 2022, notifying us that CIPLA submitted to the FDA an ANDA (ANDA No. 218028) for a generic version of PEDMARK® (sodium thiosulfate solution) that contains Paragraph IV Certifications on two of our patents covering PEDMARK®: the OHSU licensed 190 patent, expiration date January 2038; and the 728 patent, expiration date July 2039. We received a letter dated January 5, 2023, notifying us that CIPLA submitted to the FDA a Paragraph IV Certification on the 984 patent. These patents are listed in the FDA’s Orange Book for PEDMARK®. The certifications allege these patents are invalid or will not be infringed by the manufacture, use, or sale of CIPLA’s sodium thiosulfate solution.

We plan to vigorously defend our intellectual property rights related to PEDMARK®. However, we are unable to predict the outcome of these petitions, and an invalidation of one or both of these patents may have a material adverse effect on our ability to protect our rights in PEDMARK® beyond the market exclusivity granted from Orphan Drug Designation and PUMA.

Further, on October 29, 2021, Hope filed a petition for inter partes review (IPR2022-00123) with the PTAB to invalidate the 190 patent, which is exclusively in-licensed from OHSU and relates to a method of using PEDMARK®. The 190 patent was issued on March 24, 2020.  On December 5, 2022, we filed a Motion to Amend the single claim of the 190 patent focusing on the treatment of medulloblastoma. On April 18, 2023, the PTAB invalidated the only claim of the 190 patent.  The final written decision became effective June 20, 2023.  The 190 patent was listed in the Orange Book, but in light of PTAB’s final written decision on the invalidity of the 190 patent, we requested that the FDA remove the 190 patent from the Orange Book. Two U.S. patent applications claiming priority through the 190 patent remain pending at the USPTO.

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

Third parties may seek approval to market their own products similar to or otherwise competitive with our product. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement. For example, we have received a Paragraph IV certification notice letter from CIPLA, Inc., or CIPLA, indicating that it has submitted to FDA an abbreviated new drug application, or ANDA, seeking approval to manufacture and sell a generic version PEDMARK® (sodium thiosulfate solution) prior to the expiration of certain Orange Book-listed patents protecting PEDMARK®. In an ANDA, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patent or that such patent is invalid is known as a Paragraph IV certification. The CIPLA ANDA contains Paragraph IV certifications with respect to two of our patents covering PEDMAR, U.S. Patent ‘190, expiration date May 2038; and ‘728, expiration date May 2039. We filed a patent infringement lawsuit against CIPLA, and vigorously defend and enforce our intellectual property rights protecting PEDMARK®, but we can offer no assurance that our efforts we will be successful in which case our business may be materially and adversely affected.

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

There can be no assurance that if our clinical trials are successfully initiated and completed, we will be able to obtain approval by regulatory authorities elsewhere in the world in a timely manner, if at all. For example, as described elsewhere, we received a CRL from the FDA in August 2020 and November 2021, regarding our NDA for PEDMARK®, stating that it was unable to approve the application in its current form based on deficiencies identified by the FDA after completion of a pre-approval inspection of the manufacturing facility of our third-party drug product manufacturer. Although we are successful in resolving the matters raised by the FDA in the CRL, there is no guarantee we will receive regulatory approval elsewhere in the world for PEDMARK® on a timely basis or at all. If we fail to successfully develop and commercialize PEDMARK® outside of the United States, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time-to-time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From January 1, 2018 to March 25, 2024, the closing trading price of our stock fluctuated from a high of $18.45 Canadian dollars (“CAD”) per share to a low of CAD$4.38 per share on the TSX. From September 13, 2017 (the date our common shares were first listed on the Nasdaq Capital Market) to March 25, 2024, the closing trading price of our stock fluctuated from a high of $14.33 per share to a low of $3.30 on the Nasdaq Capital Market. Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

At March 25, 2024, our current shareholders separately representing more than 5% ownership of our common shares collectively represented beneficial ownership of approximately 47.03% of our common shares. In particular, Southpoint Capital Advisors LP (“Southpoint Capital”) owns or exercises control over approximately 4.0 million shares, representing approximately 15.09% of our issued and outstanding common shares; Essetifin SpA, owns approximately 3.2 million shares, or approximately 11.94% of our issued and outstanding common shares; Sonic Fund II, LP, owns approximately 2.4 million shares, or approximately 8.91% of our issued and outstanding common shares; and Solas Capital Management, owns approximately 1.4 million shares, or approximately 5.1% of our issued and outstanding common shares; and Southpoint Capital, Essetifin SpA, Sonic Fund II, LP, Solas Capital Management, and our other significant shareholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our shareholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These shareholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our Company, which could adversely affect the market price of our common shares or deprive our other shareholders of an opportunity to receive a premium for our common shares as part of a sale of our Company.

There are a large number of our common shares underlying outstanding options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our shares and result in substantial dilution to the holders of our common shares.

The sale or issuance of a substantial amount of our common shares in the future could cause the market price of our common shares to decline. It may also impair our ability to obtain additional financing. At March 25, 2024, we had outstanding warrants to purchase approximately 0.2 million shares of our common shares at an exercise price of $11.00 per common share. In addition, as of March 25, 2024, there were approximately 4.8 million common shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $6.27 per common share. We may also issue further warrants as part of any future financings in addition to the additional 2.1 million options to acquire our common shares currently remaining and available for future awards under our stock option plan.

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

As part of the evaluation undertaken by management pursuant to Section 404, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

Item 1B.      Unresolved Staff Comments

None.

Item 1C.      Cybersecurity

Cybersecurity Risk Management and Strategy

We, through our third-party service provider that manages our information technology systems and networks, have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our security policies and processes are based on industry best practices and are revisited regularly to ensure their appropriateness based on risk, threats and current technological capabilities. We regularly assess our threat landscape and monitor our systems and other technical security controls, maintain information security policies and procedures, including a breach response plan, ensure maintenance of backup and protective systems, and engage with a Managed Service Provider who has a team of security personnel managing our efforts and initiatives. We review System and Organization Controls 1 (SOC 1 Type II) certifications where relevant from key third party partners and other service providers with access to information assets at least annually.

We maintain Information Systems Incident Management Standards that are intended to ensure information security events and weaknesses associated with information systems are communicated and acted on in a timely manner. Our internal controls and procedures address cybersecurity and include processes intended to ensure that security breaches are reported to appropriate personnel and, if warranted, analyzed for potential disclosure. While we have experienced cybersecurity attacks, such attacks to date have not materially affected the Company or our business strategy, results of operations, or financial condition.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	designated team members are responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	Maintain insurance coverage that is intended to address certain aspects of cybersecurity risks.

To date, there have not been any cybersecurity threats that have materially affected the Company.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and oversees our cybersecurity and other information technology risks and management’s implementation of our cybersecurity risk management program.

Our Board receives periodic reports from management on our cybersecurity risks. In addition, management updates the Board and the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team, including our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Financial Officer has primary responsibility for our overall cybersecurity risk management program and supervises our retained provider of IT services and external cybersecurity consultants. Our Chief Financial Officer has experience supervising and managing company security and privacy departments.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from external security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

On August 1, 2023, the Company entered into a second Office Service Agreement (the “Second Office Service Agreement”) with Regus to lease office space in Dublin, Ireland. Per  the terms of the Second Office Service Agreement, the monthly rent payments are  €2,000. The Company was required to pay a security deposit of €4,000, which is the equivalent of two months rent. The Second Office Service Agreement commenced on August 1, 2023 and terminates on January 31, 2025, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one months’ advance written notice of termination.

Item 3.      Legal Proceedings

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

The USPTO has now granted three additional U.S. patents that cover the PEDMARK® formulation, each of which have been listed in the U.S. FDA’s “Orange Book” (U.S. Patent No. 11,291,728 (issued April 5, 2022), U.S. Patent No. 11,510,984 (issued November 29, 2022), and U.S. Patent No. 11,617,793 (issued April 4, 2023)), and seven additional United States patent applications from this family are pending at the USPTO. We plan to vigorously defend our intellectual property rights to PEDMARK® if challenged.  An invalidation of our patents covering PEDMARK® could have a material adverse effect on our ability to protect our rights in PEDMARK® beyond periods of marketing exclusivity for PEDMARK® in the United States under Orphan Drug Designation.

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

PEDMARQSI® (EU Brand name for PEDMARK®) received European Commission approval in June 2023 and was granted eight year of market exclusivity plus two years of data exclusivity in Europe under PUMA.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares currently trade in the U.S. on the Nasdaq Capital Market under the trading symbol “FENC” and in Canada on the TSX under the trading symbol “FRX”.

Record Holders

As of March 25, 2024, there were approximately 26 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited (“CDS”). All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. and CDS, respectively; in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A - Risk Factors” of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a commercial-stage biopharmaceutical company focused on our only product candidate PEDMARK®. On September 20, 2022, we received approval from the FDA for PEDMARK® (sodium thiosulfate injection) to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. This approval makes PEDMARK®  the first and only treatment approved by the FDA in this area of unmet medical need.  On October 17, 2022, we announced commercial availability of PEDMARK®  in the U. S. In addition, in January 2023, PEDMARK® was included in the National Comprehensive Cancer Network (“NCCN”) clinical practice guidelines for Adolescent and Young Adult (“AYA”) Oncology with a category 2A recommendation.

In June 2023, we received European Commission Marketing Authorization for PEDMARQSI® (known as PEDMARK® in the U.S.) Further, the decision included the receipt of a PUMA in the EU with up to 8 years of data exclusivity plus 2 years of market protection. In March 2024, the Company announced an exclusive licensing agreement with Norgine, which will commercialize PEDMARQSI® in in Europe, Australia and New Zealand in 2024.

In the U.S., we sell our product through an experienced field force including Regional Pediatric Oncology Specialists and medical science liaisons who are helping to educate the medical communities and patients about cisplatin induced ototoxicity and our programs supporting patient access to PEDMARK®. We have obtained applicable regulatory approval to sell PEDMARK® in the U.S. and authorization from the European Commission Marketing Authorization for PEDMARQSI® in the EU. Commercialization of PEDMARQSI® in Europe, Australia and New Zealand will be undertaken by Norgine. The Company recognizes there may still be a need to establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties, or other revenue to further commercialize our product around the world.

Further, we have established Fennec HEARS®, a comprehensive single source program designed to connect PEDMARK® patients to both patient financial and product access support. The program offers assistance and resources, regardless of insurance type, that can address co-pays or lack of coverage when certain eligibility requirements are met. Fennec HEAR® also provides access to care coordinators that can answer insurance questions about coverage for PEDMARK® and provide tips and resources for managing treatment.

We received Orphan Drug Exclusivity for PEDMARK® in January 2023, which provides seven years of market exclusivity from the date of its FDA approval on September 20, 2022 until September 20, 2029. We currently have three patents listed for PEDMARK® in the FDA’s Orange Book. In September 2022, the USPTO issued the 728 patent, in December 2022, the USPTO issued the 984 patent and in April 2023, the USPTO issued the 793 patent, each that cover PEDMARK® pharmaceutical formulation. The 728 patent, the 984 patent and the 793 patent will expire in 2039. We are also pursuing additional patent applications in both the U.S. and abroad for PEDMARK®.

PEDMARK® Product Overview

PEDMARK® is the first and only therapy approved by the FDA indicated to reduce the risk of ototoxicity associated with cisplatin treatment in pediatric patients with localized, non-metastatic, solid tumors. Further, PEDMARQSI®, known as PEDMARK®  in the U.S. was granted marketing authorization by the European Commission in June 2023.  PEDMARK®  is a unique formulation of sodium thiosulfate in single-dose, ready-to-use vials for intravenous use in pediatric patients. PEDMARK® is also the only therapeutic agent with proven efficacy and safety data with an established dosing paradigm, across two open-label, randomized Phase 3 clinical studies, the Clinical Oncology Group (“COG”) Protocol ACCL0431 and SIOPEL 6.

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

PEDMARK® has been studied by co-operative groups in two Phase 3 clinical studies of survival and reduction of ototoxicity, COG ACCL0431 and SIOPEL 6. Both studies have been completed. The COG ACCL0431 protocol enrolled pediatric patients with cancers typically treated with intensive cisplatin therapy for localized and disseminated disease, including newly diagnosed hepatoblastoma, germ cell tumor, osteosarcoma, neuroblastoma, medulloblastoma, and other solid tumors. SIOPEL 6 enrolled only hepatoblastoma patients with localized tumors.

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

We generated a net loss of approximately $16.05 million for the fiscal year ended December 31, 2023, and a net loss of $23.71 million for the fiscal year ended December 31, 2022. As of December 31, 2023, our accumulated deficit was approximately $219.2 million ($203.2 million at December 31, 2022).

We believe that our cash and cash equivalents as of December 31, 2023, which totaled $13.3 million, cash from product sales, plus the remaining Petrichor Financing of $15 million in convertible notes, which are subject to mutual agreement between us and Petrichor (see Note 1 and Note 8 to consolidated financial statements contained elsewhere in this Annual Report), along with the approximately $43 million we received in the Norgine licensing deal will be sufficient to meet our cash requirements through at least the next twelve months. We anticipate the Norgine licensing deal will alleviate the need to find alternative sources of financing and help us to fund operations while we expand our markets to areas outside of U.S., Europe, Australia and New Zealand. We continue to look to establish collaborations that will provide us with funding, for the out-license or sale of certain aspects of our intellectual property portfolio or from other sources.

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

Results of Operations

Fiscal 2023 versus Fiscal 2022

	Fiscal Year Ended		Fiscal Year Ended		Increase
In thousands of U.S. Dollars	December 31, 2023%		December 31, 2022%		(Decrease)
PEDMARK(R) product sales, net	$21,252		$1,535		$19,717
Cost of product sales	(1,259)		(86)		(1,173)
Gross profit	19,993		1,449		18,544
Operating expenses:
Research and development	56	0%	3,531	14%	(3,475)
Selling and marketing	12,123	37%	2,785	12%	9,338
General and administrative	20,585	63%	17,722	74%	2,863
Total operating expense	32,764	100%	24,038	100%	8,726
Loss from operations	12,771		22,589		(9,818)

Unrealized loss on securities	(39)		(184)		145
Amortization expense	(287)		(149)		(138)
Interest expense	(3,394)		(978)		(2,416)
Unrealized foreign exchange gain/(loss)	5		(9)		14
Interest income	441		195		246
Net loss	$(16,045)		$(23,714)		$7,669

●	Commercial launch of PEDMARK® commenced in October 2022. The Company recorded net product sales of $21.3 million in fiscal 2023 compared to $1.5 million in 2022. The Company recorded discounts and allowances against sales in the amount of $2.5 million and cost of products sold of $1.3 million in 2023. The Company had gross profit of $20.0 million for fiscal year ended 2023. In fiscal 2022, the Company had gross profit of $1.4 million.

●	Research and development expense decreased by $3.5 million in fiscal 2023 as compared to fiscal 2022. The Company reduced research and development costs when it received FDA approval of PEDMARK®. Once FDA approval was obtained for PEDMARK®, almost all research and development activities ceased.
●	The Company began incurring selling and marketing expenses when it expanded its payroll to include an internal sales force. Selling and marketing expenses include distribution costs, logistics, shipping and insurance, advertising, wages commissions and out-of-pocket expenses. The Company recorded $12.1 million in selling and marketing expenses in fiscal 2023, compared to $2.8 million in fiscal year 2022. The increase relates to increased headcount and marketing expenses associated with the launch of PEDMARK as well as distribution and other fees paid to certain distributors in connection with the sales of our products.
●	There was a $2.9 million increase in general and administrative expenses in fiscal 2023 compared to fiscal 2022. Non-cash expenses associated with equity remuneration increased by $1.3 million in fiscal year 2023 over 2022. Payroll and benefits related expenses rose by $0.7 million in fiscal 2023 compared to fiscal 2022. There was an increase in consulting and professional costs of $0.8 million in fiscal 2023 over fiscal 2022.
●	The value of our Processa shares declined by $0.04 million for the year ended December 31, 2023. For fiscal year ended December 31, 2022, there was a loss of $0.2 million. We acquired the Processa shares on October 30, 2020. The Processa shares are marked to market at each balance sheet date with the resulting change in value being booked as an unrealized gain or loss.
●	Amortization expense increased $0.1 million in fiscal 2023.
●	Interest expenses were up by $2.4 million in fiscal 2023 compared to fiscal 2022. The increase was driven mainly by higher average debt balances and higher interest rates on long-term debt.
●	Interest income increased in fiscal 2023 as compared to fiscal 2022 by $0.2 million, due to higher rates on money market accounts for the comparable periods.

Quarterly Information

The following table presents selected consolidated financial data for each of the last eight quarters through December 31, 2023, as prepared under generally accepted accounting principles within the United States, or U.S. GAAP (dollars in thousands, except per share information).

	Net (Loss)/Income for the	Basic Net (Loss)/Income per	Diluted Net (Loss)/Income per
Period	Period	Common Share	Common Share
March 31, 2022	(3,696)	(0.14)	(0.14)
June 30, 2022	(5,072)	(0.19)	(0.19)
September 30, 2022	(8,089)	(0.31)	(0.31)
December 31, 2022	(6,857)	(0.26)	(0.26)
March 31, 2023	(6,052)	(0.23)	(0.23)
June 30, 2023	(5,444)	(0.21)	(0.21)
September 30, 2023	(1,867)	(0.07)	(0.07)
December 31, 2023	(2,682)	(0.10)	(0.10)

Quarter ended December 31, 2023 versus 2022

	Quarter Ended		Quarter Ended		Increase
In thousands of U.S. Dollars	December 31, 2023%		December 31, 2022%		(Decrease)
PEDMARK(R) product sales, net	$9,735		$1,535		$8,200
Cost of product sales	(685)		(86)		(599)
Gross profit	9,050		1,449		7,601
Operating expenses:
Research and development	32	0.3%	117	36%	(85)
Selling and marketing	3,868	36%	2,785	—%	1,083
General and administration	6,968	64%	4,682	64%	2,286
Total operating expense	10,868	100%	7,584	100%	3,284
Loss from operations	1,818		6,135		(4,317)
Unrealized (loss)/gain on securities	4		(58)		62
Interest income	115		153		(38)
Amortization expense	(70)		(70)		—
Interest expense	(915)		(744)		(171)
Other (loss), net	2		(3)		5
Net loss	$(2,682)		$(6,857)		$4,175

Revenues reported for the three months ended December 31, 2023, were $9.7 million, which is an increase of $8.2 million over the same period in 2022. Gross profit from sales of PEDMARK® increased by $7.6 million for the three months ended December 31, 2023, over the same period in 2022. We reported a loss from operations of $1.8 million for the three months ended December 31, 2023, compared to a loss from operations of $6.1 million for the same period in 2022. Research and development expenses decreased by $0.09 for the three months ended December 31, 2023, over the same period in 2022. The Company recorded selling and marketing expenses of $3.9 million in the quarter ended December 31, 2023, as compared to $2.8 million in the same period in 2022. General and administrative expenses increased by $2.3 million in the three months ended December 31, 2023, as compared to the same period in 2022. There was an increase of $1.8 million related to commercial spending and consulting, $0.3 million related to increased payroll and benefits and $0.1 million in legal fees. These increases were offset by a decrease in non-cash equity expenses of $318. There was an unrealized loss of $0.004 million on the Processa shares for the quarter ended December 31, 2023. Interest income increased $0.04 million for the quarter ended December 31, 2023, compared to the same period a year prior. Amortization and interest expenses were up $0.17 million for the quarter ended December 31, 2023 over the same period in 2022. The vast majority of this is interest and is driven by larger debt load and higher interest rates.

	As at	As at
Selected Asset and Liability Data (thousands):	December 31, 2023	December 31, 2022
Cash and equivalents	$13,269	$23,774
Other current assets	13,589	2,954
Current liabilities	(7,553)	(4,608)
Working capital (1)	19,305	22,120
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	206,380	199,388
Accumulated deficit	(219,245)	(203,200)
Shareholders’ (deficit) equity	(11,622)	(2,569)

Liquidity and Capital Resources

●	There was a $10.5 million net decrease in cash and cash equivalents between December 31, 2023, and December 31, 2022. The net decrease was the result of cash operating expenses, offset by the collection of accounts receivable in the amount of $7.8 million, net $5.0 million received from the Petrichor note and $1.7 million received from the exercise of 2,058 options. During the period ended December 31, 2023, cash for operations was used mainly on the pre-commercialization activities of PEDMARK® prior to FDA approval and then commercialization activities post NDA approval.
●	The increase in other current assets of $10.6 million between December 31, 2022, and December 31, 2023, primarily relates to an increase of $7.3 million in accounts receivable, an increase of $1.6 million in inventory and an increase of $1.8 million in pre-paid expenses and the value of Processa shares.
●	Current liabilities at December 31, 2023 increased $2.9 million compared to December 31, 2022. Accounts payable was up $1.4 million over prior year highlighting EU commercialization activity. Accrued expenses were up $1.5 million over prior year primarily due to a $0.7 million increase in sales and inventory related items and $0.5 million increase in anticipated bonus payments and employee paid time off.
●	Working capital decreased by $2.8 million between December 31, 2023, and December 31, 2022. The decrease was a result of cash used in operations offset by net inflow of cash from collections of accounts receivable of $7.8 million, $5.0 million received from the Petrichor Note, and $1.7 million received from stock option exercises and interest income.

Selected Cash Flow Data	Year Ended	Year Ended
(dollars and shares in thousands)	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(17,143)	$(18,058)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	6,638	20,732
Net cash flow	$(10,505)	$2,674

The net cash flow used in operating activities for the year ended December 31, 2023 was approximately $17.1 million as compared to $18.1 million in 2022. There was a decrease in net loss of $7.7 million in fiscal 2023 compared to fiscal 2022. In 2023, non-cash items added back to net loss increased by $1.1 million over 2022 and net changes in balance sheet accounts subtracted $6.8 million in 2023. Net financing activities in 2023 provided approximately $14.1 million less than in 2022. This was mainly from the funding of the Petrichor Note, net of fees, and approximately $0.8 million arising from various option exercises.

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

We had cash and cash equivalents of approximately $13.3 million as of December 31, 2023. We currently anticipate that our available capital resources, including our existing cash and cash equivalents, accounts receivable balances and the remaining $15 million available under the SPA and subject to mutual agreement between the Company and Petrichor, will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months. In March of 2024, we announced a licensing deal with Norgine. The deal with Norgine provided the Company with approximately $43 million cash with approximately another $229 million in the future from milestone payments and royalties.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At December 31, 2023, we had approximately $1.4 million in our cash accounts and $11.9 million in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

Contractual Obligations and Commitments

None, other than the OHSU Agreement and lease agreements described in notes to our consolidated financial statements contained elsewhere in this Annual Report, and the severance amounts as disclosed in the Annual Report.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2023 consolidated financial statements.

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

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the fiscal years ended December 31, 2023 and 2022, we used the following weighted average assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Expected dividend	—%	—%
Risk-free interest rate	3.58 - 5.31% %	1.18 - 3.96%
Expected volatility	59 - 167%	150 - 181%
Expected life	1.50 - 6 years	5 - 6 years

Common shares and warrants

Common shares are recorded as the net proceeds received on issuance after deducting all share issuance costs and the relative fair value of investor warrants. Warrants are recorded at relative fair value and are deducted from the proceeds of common shares and recorded on the consolidated statements of shareholders’ equity as additional paid-in capital.

Outstanding Share Information

Our outstanding comparative share data at December 31, 2023 and December 31, 2022 is as follows (in thousands):

	December 31,	December 31,
Outstanding Share Type	2023	2022	Change
Common shares	27,027	26,361	666
Warrants	150	150	—
Stock options	4,798	4,539	259
Total	31,975	31,050	925

Newly Adopted and Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. This ASU will be effective for the year ended December 31, 2024. The Company adopted this ASU in Q1 of 2023.

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

In June 2022, the FASB issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security.  This ASU will be effective for the year ended December 31, 2024. The Company adopted this ASU in 2023.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. The Company is currently evaluating the effect the adoption of this ASU will have on the consolidated financial statements.

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

At December 31, 2023, we had $11.9 million in money market investments and savings accounts as compared to $23.5 million at December 31, 2022; these investments typically have minimal risk. We have not experienced any loss or write down of our money market investments for the years ended December 31, 2023 and 2022; however, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars and Euros. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars and Euros which we use to pay vendors in Canada and the EU in addition to other corporate obligations. At December 31, 2023, we held approximately CAD$0.47 and €0.1.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2023.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were not effective because of a material weakness in the Company's internal control over financial reporting related to fees and allowances paid to distributors for distinct services.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management has concluded that, as of December 31, 2023, our internal controls over financial reporting were not effective because of the existence of a material weakness in internal control over financial reporting related to fees and allowances paid to distributors for distinct services.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

With respect to the fees and allowances paid to distributors for distinct services, the execution of the controls over the application of accounting literature did not operate effectively with respect to:

●	Measurement and classification of fees paid to customers for distinct services under ASC 606 Revenue from Contracts with Customers.

●	Measurement of services received and expensed in a reporting period, measurement of services that pertain to future periods, and the periods of attribution for those future services.

Remediation Process

The Company is evaluating the material weaknesses and developing a plan of remediation to strengthen the effectiveness of the design and operation of its internal control environment. The remediation plan will include the following actions:

●	Enhance the formality of its review procedures with respect to accounting for new contracts with customers.

●	Strengthen the review process to improve the operation of accounting and review controls with respect to complex and non-recurring ransactions, as well as those transactions that require significant estimates and judgments.

●	Engaging additional service providers or hiring additional full-time employees may be necessary and advisable to address these weaknesses.

The actions that the Company is taking are subject to ongoing senior management review as well as Audit Committee oversight. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in its controls. The Company has started to implement these steps; however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.      Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2023, Rostislav Raykov, informed us of the adoption of a 10b5-1 trading arrangement for 133,000 shares to be sold with a termination date of December 13, 2024. No additional directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Our Board has an Audit Committee, a Compensation Committee, and a Governance Committee. The current members of such committees are noted in the table below:

Name and Province/State and Country of Residence, Position	Current Principal Occupation and Principal Occupation For Previous Five Years	Director Since	Age
Rostislav Raykov, New Jersey, USA Chief Executive Officer, Director	CEO of Fennec Pharmaceuticals Inc.	July 2009	47
Robert Andrade, Texas, USA Chief Financial Officer	CFO of Fennec Pharmaceuticals	N/A	48
Adrian J. Haigh, Dublin, Ireland Chief Operating Officer	Senior Vice President and General Manager of EMEA Region at PTC Therapeutics; previously Chief Operating Officer at Gentium GmbH; previously Regional VP Commercial Operations at Biogen Idec	N/A	64
Chris A. Rallis, North Carolina, USA Director(1)(2)(3)	Executive-in-residence at Pappas Capital; previously CEO of ImmunoBiosciences	August 2011	70
Marco Brughera, Milano, Italy Director(1(2)(3)	Former Group CEO of Leadiant Biosciences SpA; previously Global Head Rare Disease and R&D at Sigma-tau; VP Preclinical Development at Nerviano Medical Sciences.	August, 2016	68
Khalid Islam, Lugano, Switzerland Chairman of Board, Director(1)	Founder and Chairman of Gain Therapeutics ; previously Chairman and CEO of Gentium S.p.A.; previously CEO of Arpida AG	April 2014	68
Jodi A. Cook, PhD South Carolina, USA, Director(2)(3)	CEO of Skylark Bio Inc, Former SVP, Head of Gene Therapy Strategy PTC Therapeutics, Inc, Former COO Agilis Biotherapeutics, Former Assistant Professor of Audiology Mayo Clinic	September 2019	56
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance Committee

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

Robert Andrade

Mr. Andrade has served as Chief Financial Officer of Fennec since November 2015. Mr. Andrade was previously Chief Financial Officer and a director of Fennec from September 2009 until August 2013. In addition to his role with Fennec, Mr. Andrade was a private investor in 2015, and a senior analyst at Magnetar Capital from 2013 - 2014. Mr. Andrade graduated from University of Southern California, where he earned a Masters of Arts degree and Bachelor of Arts degree in economics.

Adrian J. Haigh

Mr. Haigh has served as Chief Operating Officer of Fennec since August 2023. Mr. Haigh served as a director of Fennec from April 2014 through July of 2023. Mr. Haigh retired from PTC Therapeutics on December 31, 2022, where his last role at PTC was Senior Vice President and Head of International. He joined PTC in 2014 as Head of EMEA and built its international organization. Previously, Mr. Haigh served as Chief Operating Officer at Gentium GmbH since March 2011. Prior to joining Gentium, Mr. Haigh served as Regional VP Commercial Operations at Biogen Idec where he managed several affiliates and also the global distributor business and prior to that he was the General Manager of Amgen Nordic and Portugal. He served as the Executive Vice President of Global Marketing and Corporate Planning at EUSA Pharma and joined EUSA from Amgen where he led the international oncology franchise. Mr. Haigh previously has held senior commercial and marketing positions at SmithKline Beecham, Schering Plough, Organon and Novo Nordisk. He has been a director of Fennec since April 2014. He received a Bachelor of Arts with Honors in Economic History from Huddersfield Polytechnic, West Yorkshire, England, a Diploma in Marketing from the Institute of Marketing and a Diploma in Company Direction from the Institute of Directors.

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

Insider Trading Policy

The Company has adopted an insider trading policy which governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees (or the company itself) that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. The policy has been filed as Exhibit 10.16 to this Annual Report.

Item 11.      Executive Compensation

Summary Compensation Table

The following table sets out certain information respecting the compensation paid to our Chief Executive Officer, our Chief Financial Officer, and our former Chief Commercial Officer (“Named Executive Officers”) for the fiscal years ended December 31, 2023 and December 31, 2022.

				Restricted Share	Option Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($)(2)	($)(1)	Total ($)
Rostislav Raykov, CEO	2023	607,061	278,006	728,000	927,873	2,540,940
	2022	503,436	110,725	—	—	614,161
Robert Andrade, CFO	2023	439,764	161,113	312,000	397,660	1,310,537
	2022	364,698	64,221	—	—	428,919
Adrian Haigh, COO	2023	183,940	167,753	—	1,003,009	1,354,702
	2022	—	—	—	—	—
Shubh Goel, CCO	2023	—	—	—	—	—
	2022	8,637	—	—	—	8,637

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Dollar value amounts are based on individual grants to each of Mr. Raykov, Mr. Andrade and Mr. Haigh of 175,000, 75,000 and 200,000 options, respectively. Such option grants were received on March 31, 2023 for Mr. Raykov and Mr. Andrade and August 7, 2023 for Mr. Haigh. March grants have an exercise price of $8.32, while the August grant was at an exercise price of $8.03. On March 31, 2023, Mr. Raykov and Mr. Andrade were also awarded 87,500 and 37,500 Restricted Share Units each, respectively. All option grants expire 10 years after the grant date. All equity awards vest in the following manner: one-third of these options shall vest and may be exercised one year after the grant date (the “Vesting Commencement Date”). The remaining two-thirds of the options shall vest monthly at a rate of 1/24th of the remaining grant and shall be exercisable as of the last day of each following month after the Vesting Commencement Date. As of the third anniversary of the grant date, all of the options shall be vested.

Rostislav Raykov

Mr. Raykov has been employed by us since July 2009. Pursuant to an employment agreement dated May 3, 2010 between Mr. Raykov and Fennec, Mr. Raykov is employed as our Chief Executive Officer and: (a) received an initial annual salary in the amount of $140,000, subject to annual adjustment by our Board of Directors, (b) upon approval by shareholders of our amended stock option plan was granted options to purchase up to 5.0% of our common shares estimated by us to be outstanding upon completion of our 2010 rights offering, and (c) may receive annual bonuses at the sole discretion of the Board. If Mr. Raykov’s employment terminates due to a change of control of Fennec, Mr. Raykov’s remaining unvested equity shall immediately vest and be fully exercisable. If Mr. Raykov is dismissed from employment by us for any reason other than “for cause,” we are obligated to pay Mr. Raykov severance compensation equal to twelve months of salary. The initial term of the agreement was for one year and the agreement automatically extends for additional one-year periods unless terminated by either party in accordance with the agreement. Effective December 31, 2023, Mr. Raykov’s salary is $585,276 per year.

Robert Andrade

Mr. Andrade has been employed by us since November 2015. Pursuant to an employment agreement dated November 13, 2015, Mr. Andrade is employed as our Chief Financial Officer and: (a) received an initial annual salary in the amount of $165,000, and (b) may receive annual bonuses at the sole discretion of the Board. If Mr. Andrade’s employment terminates due to a change of control of Fennec, Mr. Andrade’s remaining unvested equity shall immediately vest and be fully exercisable. If Mr. Andrade is dismissed from employment by us for any reason other than “for cause,” we are obligated to pay Mr. Andrade severance compensation equal to six months of salary. Effective December 31, 2023, Mr. Andrade’s salary is $423,982 per year.

Adrian Haigh

Mr. Haigh has been employed by us since August of 2023. Mr. Haigh was a director of the Company from April 2014 through July of 2023. Mr. Haigh is employed by us as our Chief Operating Officer and: (a) received an initial annual salary in the amount of €400,000 (Approximately $441,000 translated on December 31, 2023), and (b) may receive annual bonuses at the sole discretion of the Board. If Mr. Haigh’s employment terminates due to a change of control of Fennec, Mr. Haigh’s remaining unvested options shall immediately vest and be fully exercisable. If Mr. Haigh is dismissed from employment by us for any reason other than “for cause,” we are obligated to pay Mr. Haigh severance compensation equal to three month’s salary. Effective December 31, 2023, Mr. Haigh’s salary is €400,000 per year.

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

In addition to their employment agreements, Mr. Raykov, Mr. Andrade, Mr. Haigh and Ms. Goel are a party to a confidentiality and intellectual property agreement with the Company.

In the employment agreements for each of Mr. Raykov, Mr. Andrade, Mr. Haigh and Ms. Goel, “for cause” is generally defined as (1) material breach of the terms of the employment or intellectual property agreements; (2) failure to perform the duties inherent in their position in good faith and in a reasonable and appropriate manner; or (3) acts of fraud or embezzlement or other intentional misconduct which adversely affects our business.

Payments on Termination

The following table provides details regarding the estimated incremental payments from us to each of the Named Executive Officers assuming termination without cause on December 31, 2023. Ms. Goel’s resignation was voluntary and there is no severance owed.

Name	Severance	Estimated Bonus	Value of benefits
Rostislav Raykov, CEO	$607,061	$278,006	$885,067
Robert Andrade, CFO	$219,882	$161,113	$380,995
Adrian Haigh, COO[1]	$110,364	$167,753	$278,117
(1)	Mr. Haigh’s severance figures translated to U.S. dollars as of December 31, 2023.

Payments on Change of Control

The following table provides details regarding the estimated incremental payments from us to each of the Named Executive Officers upon change of control.

	Change of Control
Name	Multiple	Estimated Bonus(1)	Value of benefits
Rostislav Raykov, CEO	2 X	$1,645,204	$1,645,204
Robert Andrade, CFO	1.25 X	$696,463	$696,463
Adrian Haigh, COO	0.5X	$87,923	$87,923
(1)	Change of control payments are calculated based on the two-year annualized average salary plus cash bonus as calculated as of December 31, 2023. Mr. Haigh’s figures translated to U.S. dollars as of December 31, 2023.

In addition to the payments above, an incentive plan has been established pursuant to which, upon completion of a change in control transaction prior to December 31, 2024, 1% of the transaction value up to $350 million and 1.25% of the transaction value in excess of $350 million up to $400 million  and 1.5% of transaction value in excess of $400 million, with 50% of such incentive pool being payable to the CEO, 30% to the CFO and the balance to other key personnel as determined by the CEO in consultation with the Compensation Committee.

Equity Grants, Exercises and Holdings

The following table sets forth information concerning the number and value of unexercised options held by each Named Executive Officer as of December 31, 2023. All executive awards, with the exception of those expiring 03/31/2033, 06/02/2031 and 08/07/2033, are exercisable immediately. Grants expiring 12/20/2031 fully vested upon FDA approval of PEDMARK®.  Our current stock option plan provides for equity awards and grants denominated in US and CAD dollars.

	Number of Options
Name	Granted	Exercisable	Option Exercise Price		Expiration Date
Rostislav Raykov	175,000	—	USD$	8.32	03/31/2033
	300,000	275,491	USD$	4.08	12/20/2031
	250,000	215,280	USD$	7.53	06/02/2031
	250,000	222,224	USD$	6.93	05/15/2030
	150,000	150,000	USD$	4.83	04/04/2029
	100,000	100,000	USD$	8.38	02/06/2028
	100,000	100,000	USD$	5.10	06/27/2027
	150,000	150,000	USD$	2.45	07/05/2026
	25,000	25,000	USD$	2.69	12/31/2024
	83,333	83,333	USD$	1.59	01/24/2024
	16,666	—	USD$	0.72	08/23/2023
	50,000	—	USD$	1.05	11/20/2022
Robert Andrade	75,000	—	USD$	8.32	03/31/2033
	75,000	50,491	USD$	4.08	12/20/2031
	100,000	85,617	USD$	7.53	06/02/2031
	125,000	23,671	USD$	6.93	05/15/2030
	80,000	24,961	USD$	4.83	04/04/2029
	50,000	39,116	USD$	8.38	02/06/2028
	50,000	50,000	USD$	5.10	06/27/2027
	75,000	15,816	USD$	2.45	07/05/2026
Adrian Haigh	200,000	—	USD$	8.03	08/07/2033
	20,000	20,000	USD$	8.78	06/12/2033
	20,000	20,000	USD$	5.59	06/14/2032
	20,000	20,000	USD$	7.52	06/29/2031
	20,000	20,000	USD$	6.17	08/13/2030
	20,000	20,000	USD$	4.26	06/18/2029
	20,000	20,000	USD$	10.93	06/08/2028
	20,000	20,000	USD$	5.10	06/27/2027
	10,246	10,246	USD$	2.44	06/09/2026
	10,000	10,000	USD$	2.69	12/31/2024
	133,333	133,333	USD$	2.31	04/25/2024

Compensation of Directors

Director Compensation Table

The following table summarizes the compensation earned by our non-executive directors for the year ended December 31, 2023.

Name	Fees paid in Cash	Stock Awards	Option Awards(1)(2)	Total
Dr. Islam	96,250	—	128,979	225,229
Mr. Brughera	63,125	—	103,183	166,308
Mr. Haigh	42,500	—	103,183	145,683
Dr. Cook	50,625	—	103,183	153,808
Mr. Rallis	70,000	—	103,183	173,183
Total	$322,500	$—	$541,711	$864,211

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Detail of option grants are presented in the following table:

Name	Date of Grant	Number of Options Granted	Option Exercise Price $USD
Mr. Rallis	June 12, 2023	20,000	8.78
Mr. Brughera	June 12, 2023	20,000	8.78
Mr. Haigh	June 12, 2023	20,000	8.78
Dr. Islam	June 12, 2023	25,000	8.78
Dr. Cook	June 12, 2023	20,000	8.78
Total		105,000

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

Each of current directors Khalid Islam, Marco Brughera, Jodi Cook and Chris A. Rallis has entered into an Independent Director Agreement with the Company, which provides for cash compensation as set forth by the Compensation Committee commensurate with that member’s responsibilities. The Compensation Committee may also remunerate members in the form of a grant of options to purchase shares of our common shares. The options immediately vest when granted and are otherwise subject to the terms and conditions of our stock option plan, as amended. The Independent Director Agreements also provide for the reimbursement of such director’s reasonable travel and related expenses incurred in the course of attending board meetings.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our common shares beneficially owned as of March 25, 2024 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of our outstanding common shares. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person. Except as otherwise indicated below, the address for each listed shareholder is c/o Fennec Pharmaceuticals Inc., 68 TW Alexander Drive, PO Box 13628, Research Triangle Park, North Carolina 27709.

			Common shares
		Common shares	Purchase
		Options	Warrants	Total Stock and
		Exercisable	Exercisable	Stock Based	%
Name	Common shares	Within 60 Days	Within 60 Days	Holdings(1)	Ownership(1)
Adrian J. Haigh	—	293,579	—	293,579	1.07%
Dr. Khalid Islam	213,825	175,000	—	388,825	1.43%
Robert Andrade	105,746	556,391	—	662,137	2.39%
Marco Brughera	—	175,545	—	175,545	0.64%
Jodi Cook	—	100,000	—	100,000	0.37%
Chris A. Rallis	51,896	178,450	—	230,346	0.84%
Rostislav Raykov	287,471	1,386,114	—	1,673,585	588.00%
All Officers and Directors as a Group	658,938	2,865,079	—	3,524,017	12.04%
Southpoint Capital Advisors, LP.(2)	4,077,214	—	—	4,077,214	15.05%
Essetifin SpA(3)	3,225,694	—	—	3,225,694	11.90%
Sonic Fund II, LP.(4)	2,407,357	—	—	2,407,357	8.88%
Solas Capital Management, LLC(5)	1,378,513	—	—	1,378,513	5.09%

(1)	For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after March 25, 2023. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 25, 2023 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 25, 2024 there were 27,099,908 common shares issued and outstanding.
(2)	Southpoint Capital Advisors, LP, 623 Fifth Avenue, Suite 2503, New York, New York 10022. John S. Clark, II holds voting and investment power over the shares owned by Southpoint Capital Advisors, LP.
(3)	Essetifin SpA, Via Sudafrica 20, Rome, Italy 00144. Roberto Capriata holds voting and investment power over the shares owned by Essetifin SpA.
(4)	Sonic Fund II, LP, 400 Hobron Lane, Suite 3709, Honolulu, HI 96815. Lawrence Kam holds voting and investment power over the shares held by Sonic Fund II, LP.
(5)	Solas Capital Management, LLC, 1063 Post Road, 2nd Floor Darien, CT 06820. Frederick Tucker Golden hold voting and investment power over the shares held by Solas Capital Management, LLC.

Equity Compensation Plan Information

The following table provides certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2023.

(share amounts are in thousands):

			(c)
			Number of securities remaining
	(a)	(b)	available for future issuance under
	Number of securities to be issued	Weighted-average exercise price of	equity compensation plans
	upon exercise of outstanding	outstanding options, warrants and	(excluding securities reflected in
Plan Category	options warrants and rights	rights	Column (a))
Equity compensation plans approved by security holders	4,948	USD $6.31	1,741
Total	4,948	—	1,741
*

Our current stock option plan allows for the issuance of equity awards and grants denominated in both U.S. dollars and Canadian dollars. As of December 31, 2023, there were 1.7 million common shares available for future grants under our current stock option plan.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

There were no reportable transactions with related parties during the year ended December 31, 2023 in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

Indemnifications Related to Officers and the Board of Directors.

We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications. Presently, we are defending a suit against our Board and certain named officers. Management is unable to estimate a dollar value related to the suit, nor can it determine the probability of an outcome either in favour or against the Company. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2023. In addition, as a result of D&O insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

Item 14.      Principal Accounting Fees and Services

The following presents the aggregate fees for professional services and other services rendered by our independent auditors, Haskell & White LLP (PCAOB ID# 200), in fiscal year 2023 and 2022:

	Fiscal Year	Fiscal Year
	2023	2022
Audit Fees(1)	$132,750	$86,250
Audit-Related Fees(2)	14,000	7,500
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$146,750	$93,750
(1)	Audit Fees include fees for the standard audit work that needs to be performed each year in order to issue an opinion on the consolidated financial statements of the Company. It also includes fees for services that can only be provided by the Company’s auditor such as auditing of non-recurring transactions.
(2)	Audit-Related Fees include fees assurance and related services that are reasonably related to the performance of the audit or review and are traditionally performed by the independent accountant.
(3)	Tax Fees
(4)	All Other Fees include fees for products and services other than Audit Fees, Audit Related Fees and Tax Fees.

The Audit Committee does not have formal pre-approval policies and procedures; however, prior to their engagement by us, the Audit Committee approved all of the services performed by Haskell & White LLP as required by SEC regulation.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)	The following documents are included as part of this Annual Report:
1.	Financial Statements – See Index to Financial Statements on page F-1.
2.	All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.
3.	Exhibits:
Exhibit No.	Description	Location

3.1	Notice of Articles dated August 25, 2011	Exhibit 3.2I to the Form 8-K of the Company filed August 26, 2011

3.2	Articles dated August 25, 2011	Exhibit 3.2II to the Form 8-K of the Company filed August 26, 2011

3.3	Notice of Alteration Dated September 3, 2014	Exhibit 3.1 to the Form 8-K of the Company filed September 9, 2014

4.1	Fennec Pharmaceuticlas, Inc. Description of the Registrant’s Securities	Filed herewith

10.1	Fennec Amended and Restated Stock Option Plan*	Exhibit 10.1 to the Form 8-K of the Company filed September 29, 2017

10.2	Executive Employment Agreement dated May 3, 2010 by and between Fennec and Rostislav Raykov*	Exhibit 10.28 to the Form 10-Q of the Company filed May 14, 2010

10.3	Form of Independent Director Agreement, dated May 3, 2010	Exhibit 10.31 to the Form 10-Q of the Company filed May 14, 2010

10.4	Executive Employment Agreement dated November 12, 2015 by and between Fennec and Robert Andrade*	Exhibit 10.40 to the Form 10-Q of the Company filed November 12, 2015

10.5	Purchase Agreement, dated May 9, 2016, between Fennec Pharmaceuticals Inc. and Elion Oncology, LLC.	Exhibit 10.42 to the Form 10-Q of the Company filed May 12, 2016

10.6	Loan and Security Agreement dated as of February 1, 2019 by and between Fennec Pharmaceuticals, Inc. and Western Alliance Bank	Exhibit 10.1 to the Form 8-K of the Company filed February 4, 2019

10.7	First Amendment to Loan and Security Agreement dated as of June 25, 2020 by and between Fennec Pharmaceuticals, Inc. and Western Alliance Bank	Exhibit 10.1 to the Form 8-K of the Company filed June 26, 2020

10.8	Second Amendment to Loan and Security Agreement dated as of June 24, 2021 by and between Fennec Pharmaceuticals, Inc and Western Alliance Bank	Exhibit 10.1 to the form 8-K of the Company filed June 24, 2021

10.9	Third Amendment to Loan and Security Agreement dated as of January 27, 2022 by and between Fennec Pharmaceuticals, Inc and Western Alliance Bank	Exhibit 10.1 to the form 8-K of the Company filed January 31, `

Exhibit No.	Description	Location
10.10	At The Market Offering Agreement, dated October 30, 2020, between Fennec Pharmaceuticals Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to the Form 8-K of the Company filed October 30, 2020

10.11	Executive Employment Agreement of Shubh Goel	Exhibit 10.1 to the form 8-K of the Company filed September 9, 2019

10.12	First Closing of Financing Transaction, dated August 22, 2022, by and between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 4.1 to the form 8-K of the Company filed August 22, 2022

10.13	Second Closing of Financing Transaction, dated September 23, 2022, by and between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 4.1 to the form 8-K of the Company filed September 26, 2022

10.14	Share Registration Agreement, dated as of December 1, 2022, between Fennec Pharmaceuticals, Inc. and Petrichor Opportunities Fund I LP	Exhibit 4.5 to the Form S-3 of the Company filed December 1, 2022
10.15	First Amendment to Securities Purchase Agreement and Third Closing of Financing Transaction, dated as of December 4, 2023, between Fennec Pharmaceuticals, Inc. and Petrichor Opportunities Fund I LP	Exhibit 4.6 to the form 8-K of the Company filed December 6, 2023.

10.16	Fennec Pharmaceuticals, Inc. Insider Trading Policy, dated July 11, 2009.	Filed herewith

16.1	Letter Regarding Change in Certifying Accountant	Exhibit 16.1 to the Form 8-K of the Company filed May 17, 2017

21	Subsidiaries	Exhibit 21 to the 10-K of the Company filed February 14, 2020

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97	Fennec Pharmaceuticals, Inc. Incentive Compensation Recovery Policy	Filed herewith

99.1	Press Release for Fiscal Year Ended December 31, 2022	Filed herewith

101.1	Interactive Data File	Filed herewith

Exhibit No.	Description	Location
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
*	Indicates a management contract or compensatory plan.

Item 16.      Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fennec Pharmaceuticals Inc.

By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer and Director
Date: March 29, 2024

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

Signatures	Title	Date

/s/ Rostislav Raykov	Chief Executive Officer	March 29, 2024
Rostislav Raykov	(principal executive officer) and Director

/s/ Robert Andrade	Chief Financial Officer	March 29, 2024
Robert Andrade	(principal financial officer and principal accounting officer)

/s/ Adrian J. Haigh	Chief Operating Officer	March 29, 2024
Adrian J. Haigh	(principal operations office)

/s/ Dr. Khalid Islam	Director	March 29, 2024
Dr. Khalid Islam

/s/ Chris A. Rallis	Director	March 29, 2024
Chris A. Rallis

/s/ Marco Brughera	Director	March 29, 2024
Marco Brughera

/s/ Jodi Cook	Director	March 29, 2024
Jodi Cook

FENNEC PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Fennec Pharmaceuticals Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fennec Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Estimated Product Allowances and Discounts

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company recognizes revenues based on the net sales price, which includes estimates of variable consideration for which reserves are established primarily from rebates, chargebacks, discounts, returns, and other allowances. In addition, certain distributors provide distinct and estimable services to the Company in exchange for product discounts. The estimated fair value of distinct and estimable services performed by the distributor and the attribution of those amounts to the period of benefit are important factors in the determination of net sales price and requires subjective management assumptions. Allowances totaled $2.5 million for the year ended December 31, 2023, and distinct and estimable distributor services totaled $6.3 million for the year ended December 31, 2023, of which $2.0 million is presented as a prepaid expense as of December 31, 2023.

How the Critical Audit Matter was Addressed in the Audit

Auditing the Company’s estimated allowances was complex and judgmental because the estimates involve subjective management assumptions about the product’s end users at the time of product distribution. Auditing estimates of the amount and timing of distinct distributor services provided to the Company was complex and judgmental because the estimates involve significant measurement uncertainty about the fair value of services  received by the Company and when such services were rendered to the Company. Reductions to gross product revenue are sensitive to changes in management’s assumptions. Furthermore, PEDMARK® is the Company’s first commercial product, and as a result, management has limited Company-specific historical experience to make estimates. A high degree of auditor judgment, subjectivity and effort was required in performing procedures and evaluating evidence related to management’s assumptions in these areas.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

◾	Through interviews, inquiries, and observations, we obtained an understanding of the significant management assumptions behind the potentially significant components of the allowances, including the nature of each allowance and the amounts estimated by management. Through interviews, inquiries, and observations, we obtained an understanding of the significant management assumptions supporting the fair value estimates of distinct distributor services and the timing of performance.
◾	We assessed the methodologies used to determine the allowances and the fair value of distinct distributor services and tested estimated percentages by corroborating the underlying data used to develop the estimate, which included evaluating the completeness and accuracy of such data. Our testing of allowances included comparing key assumptions to customer contracts, payment data, and other third-party sources, as applicable. Our testing of the fair value of distinct distributor services included evaluating management’s estimate of costs to perform necessary services and assessing the reasonableness of estimated timeframes associated with the performance of those services.
◾	We evaluated information subsequent to the balance sheet date to determine whether there was any new information that would require adjustment to the previously estimated amounts.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California

March 29, 2024

Fennec Pharmaceuticals Inc.

Consolidated Balance Sheets

(U.S. dollars and shares in thousands)

	December 31,	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$13,269	$23,774
Accounts receivable, net	8,814	1,545
Prepaid expenses	2,575	770
Inventory	2,156	576
Other current assets	44	63
Total current assets	26,858	26,728

Non-current assets
Deferred issuance cost	816	809
Deferred issuance cost (amortization)	(810)	(598)
Total non-current assets	6	211
Total assets	$26,864	$26,939

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$3,778	$2,390
Accrued liabilities	3,754	2,219
Operating lease liability - current	21	—
Total current liabilities	7,553	4,609

Non-current liabilities
Term loan	30,000	25,000
PIK interest	1,219	260
Debt discount	(288)	(361)
Operating lease liability - net of current portion	2	—
Total non-current liabilities	30,933	24,899
Total liabilities	38,486	29,508

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Common shares, no par value; unlimited shares authorized; 27,027 shares issued and outstanding (2022 ‑26,361)	144,307	142,591
Additional paid-in capital	62,073	56,797
Accumulated deficit	(219,245)	(203,200)
Accumulated other comprehensive income	1,243	1,243
Total shareholders’ deficit	(11,622)	(2,569)
Total liabilities and shareholders’ deficit	$26,864	$26,939

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Operations

(U.S. dollars and shares in thousands, except per share information)

	Year Ended
	December 31,	December 31,
	2023	2022

Revenue
PEDMARK(R) product sales, net	$21,252	$1,535
Cost of products sold	(1,259)	(86)
Gross profit	19,993	1,449

Operating expenses:
Research and development	56	3,531
Selling and marketing	12,123	2,785
General and administrative	20,585	17,722

Total operating expenses	32,764	24,038
Loss from operations	(12,771)	(22,589)

Other (expense)/income
Unrealized foreign exchange gain/(loss)	5	(9)
Amortization expense	(287)	(149)
Unrealized loss on securities	(39)	(184)
Interest income	441	195
Interest expense	(3,394)	(978)
Total other (expense)/income	(3,274)	(1,125)

Net loss	$(16,045)	$(23,714)

Basic net loss per common share	$(0.60)	$(0.90)
Diluted net loss per common share	$(0.60)	$(0.90)
Weighted-average number of common shares outstanding basic	26,574	26,275
Weighted-average number of common shares outstanding diluted	26,574	26,275

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Shareholders’ Deficit

(U.S. dollars and shares in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Number (Note 6)	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2021	26,014	$140,801	$53,214	$(179,486)	$1,243	$15,772
Stock options issued to consultants	—	—	133	—	—	133
Stock options issued to employees	—	—	4,087	—	—	4,087
Warrants issued in connection with term loan	—	—	441	—	—	441
Issuance of securities	—	—	(862)	—	—	(862)
Exercise of stock options	273	1,790	(216)	—	—	1,574
Restricted stock release	74	—	—	—	—	—
Net loss	—	—	—	(23,714)	—	(23,714)
Balance at December 31, 2022	26,361	142,591	56,797	(203,200)	1,243	(2,569)
Stock options and restricted share units issued to employees	—	—	5,354	—	—	5,354
Exercise of stock options	588	1,716	—	—	—	1,716
Restricted stock release	78	—	(78)	—	—	(78)
Net loss	—	—	—	(16,045)	—	(16,045)
Balance at December 31, 2023	27,027	$144,307	$62,073	$(219,245)	$1,243	$(11,622)

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Year Ended
	December 31,	December 31,
	2023	2022

Cash flows (used in) provided by:
Operating activities:
Net loss	$(16,045)	$(23,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt access fees	221	132
Amortization of debt discount	66	17
Unrealized loss on securities	39	184
Stock-based compensation - consultants	—	133
Stock-based compensation - employees	5,354	4,087
Changes in operating assets and liabilities:
Accounts receivable, net	(7,269)	(1,545)
Prepaid expenses	104	264
Inventory	(1,580)	(576)
Other assets	3	6
Accounts payable	1,388	1,612
Accrued liabilities	576	1,342
Net cash used in operating activities	(17,143)	(18,058)

Financing activities:
Issuance of shares, options exercise	1,716	928
Proceeds from long-term debt	4,997	24,935
Long term debt paid	—	(5,000)
Debt discount	3	238
Cash paid for taxes on restricted share release	(78)	(194)
Capitalized deferred issuance costs	—	(175)
Net cash provided by financing activities	6,638	20,732

(Decrease)/increase in cash and cash equivalents	(10,505)	2,674
Cash and cash equivalents - Beginning of year	23,774	21,100
Cash and cash equivalents - End of year	$13,269	$23,774

Non-cash investing and financing activities:
Financed insurance policy	$403	$550
Warrants issued in connection with term loan	$—	$441

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.      Nature of Business and Liquidity

Fennec Pharmaceuticals Inc. (“Fennec,” “the Company,” “we,” “us,” or “our”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Fennec Pharmaceuticals, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation and Fennec Pharmaceuticals (EU) Limited (“Fennec Limited”), collectively referred to herein as the “Company,” is a biopharmaceutical company with one FDA approved product developed to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. With the exception of Fennec Pharmaceuticals, Inc., and Fennec Pharmaceuticals (EU) Limited, all subsidiaries are inactive.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) that are applicable to a going concern which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

During the year ended December 31, 2023, the Company incurred a net loss from operations of $16,045. At December 31, 2023, it had an accumulated deficit of $219,245 and had experienced negative cash flows from operating activities in the amount of $17,143 for the year ended December 31, 2023.

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

A commitment fee of 2.0% of the Notes was payable under the SPA. Half of such fee was paid by the issuance on the first closing of warrants to purchase 55,498 Fennec common shares (“First Closing Warrant”) and half was payable in cash or warrants of 55,498 Fennec common shares (“Second Closing Warrant”), at our election, on the second closing. The warrants are exercisable at a price per share of $8.11 and have a term of five years from the date of the grant. The Company elected to have all the commitment fee of the Notes payable in warrants.

On December 4, 2023, the Company closed a third tranche under the SPA in the amount of $5,000,000 (the “Third Closing Note”), which has an Initial Conversion Price equal to $7.89 per share, which was calculated based on a 20% premium of the 5-day VWAP immediately prior to September 20, 2022, which was the date the Company obtained FDA approval of PEDMARK®.

Also on December 4, 2023, the Company entered into a First Amendment to the Securities Purchase Agreement (the “SPA Amendment”) with the Investor, which, among other things, extends the period that the Company may draw the remaining $15,000,000 under the SPA from December 31, 2023, to December 31, 2024. Subsequent draws are subject to mutual agreement of the Company and the Investor and will be represented by Notes that will also be convertible at a price equal

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

to $7.89 per share.

The Company believes current funds, which include funds from the First, Second and Third Closing Notes, provide sufficient funding for the Company to carry out its planned activities, including the continuation of commercialization efforts for at least the next twelve months of PEDMARK®. In addition to the aforementioned, the Company announced in March of 2024 that is had secured an exclusive licensing agreement with Norgine to commercialize PEDMARQSI in Europe, Australia and New Zealand. The deal provided the Company with approximately $43 million up front, with the potential of approximately another $230 million in future royalties and milestone payments.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include revenue recognition, amount and timing of marketing and other services performed by certain distributors, allowance against trade receivables, measurement of stock-based compensation over the next twelve months from the date of issuance of the consolidated financial statements. Actual results could differ from those estimates.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of December 31, 2023, the Company had an operating lease in Ireland. This is the only asset located outside of the United States.

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

Net Product Revenue

On September 20, 2022, the FDA approved PEDMARK® in the United States to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. PEDMARK® became commercially available on October 17, 2022. PEDMARK® is the Company’s first commercial product. The Company sells its products through select specialty distributors in the U.S. and through distributors purchasing PEDMARK product globally. These Customers subsequently resell the Company’s products to health care providers and patients. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately- negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.

Product Sales Discounts and Allowances

The Company records U.S. based revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the sales of its products. These reserves are based on the amounts to be claimed on the related sales and are classified as a contra-asset or a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, forecasted Customer buying and payment patterns, and the Company’s historical experience that will develop over time as PEDMARK® is the Company’s first commercial product. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company also utilizes select distributors to introduce its product into global markets. These distributors take on the function of shipping, storage, marketing and other services related to the sale of our product. We record distribution and other fees paid to these distributors as a reduction of revenue, unless the payment is for a distinct good or service from the customer and we can reasonably estimate the fair value of the goods or services received. If both conditions are met, we record the consideration paid to the distributor as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

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

Other Customer Credits: The Company pays fees to its Customers for account management, data management and other administrative services. To the extent the services received are distinct from the sale of products to its Customers, the Company classifies these payments in selling and marketing expenses in its Consolidated Statements of Operations.

Distribution and Other Fees: We pay distribution and other fees to certain customers in connection with the sales of our products. We record distribution and other fees paid to our customers as a reduction of revenue, unless the payment is for a distinct good or service from the customer and we can reasonably estimate the fair value of the goods or services received. If both conditions are met, we record the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

The following table summarizes net product revenues for PEDMARK® in the years ended December 31, 2023, and 2022, respectively:

	Year Ended
	December 31,	December 31,
	2023	2022
Product revenues:
Gross product revenues	$23,782	$1,769
Discounts and allowances	(2,530)	(234)
Net product revenues	$21,252	$1,535

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

For the years ended December 31, 2023 and 2022, the Company had 4 distributors and 3 distributors that represented more than 10% of net sales, respectively.

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the year ended December 31, 2023, and 2022 were as follows:

	Chargebacks,	Rebates, Customer
	Discounts for	Fees/Credits
	Prompt Pay and	and Co-Pay
In thousands	Other Allowances	Assistance	Totals
Balance at December 31, 2021	$—	$—	$—
Provision related to sales made in:
Current period	72	163	235
Prior periods	—	—	—
Payments and customer credits issued	(1)	—	(1)
Balance at December 31, 2022	$71	$163	$234
Provision related to sales made in:
Current period	1,164	600	1,764
Prior periods	—	—	—
Payments and customer credits issued	(870)	(333)	(1,203)
Balance at December 31, 2023	$365	$430	$795

The allowances for chargebacks, fees due to Customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying Consolidated Balance Sheets.

Trade Receivables

The Company records gross trade receivables at the time of product sale to its Customers, both specialty and other select global distributors. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company determines its allowance methodology by pooling receivable balances at the Customer level. The Company considers various factors, including loss history, individual credit risk associated with each Customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a Customer.  Customers categorized as specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low. Sales to other select global distributors have the potential for losses. The Company evaluates the risk of credit losses on sales on an individual basis using the above mentioned criteria.  The Company had a balance in allowance for credit losses of $0.3 million as of December 31, 2023.

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory and royalty (1% of net sales), payments the Company is required to pay to Oregon Health & Science University (“OHSU”) on all net sales of PEDMARK®. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s product. The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs for PEDMARK® incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs. After FDA approval in September 2022, the Company had various lots of PEDMARK® in various stages of production in connection with the fourth quarter product launch. As of December 31, 2023, the Company capitalized approximately $2.2 million of costs as inventory on the Consolidated Balance Sheet. Of the items

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

capitalized, $1.4 million was capitalized as work in process and raw materials, $0.8 million was capitalized into finished goods.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. As of December 31, 2023, the Company had $13.3 million in cash and money market accounts (2022- $23.8 million). Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at December 31, 2023 and 2022, consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and term loans, the carrying values of which approximate fair value due to their relatively short time to maturity or interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

Common Shares and Warrants

The Company has 0.2 million warrants with a weighted average strike price of $7.71 outstanding to purchase common shares that have a weighted average life of 4.05 years.

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

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company’s trade receivables includes amounts billed to Customers, both specialty and select global distributors, for product sales of PEDMARK®. Both specialty and select global distributors are a limited group of distributors, and accordingly, the Company considers the risk of potential credit losses to be low.

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2023, and 2022, we maintained a full valuation allowance against our deferred tax assets.

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

Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the same method, except the weighted average number of common shares outstanding includes convertible debentures, restricted share units, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods. Accordingly, warrants to purchase 0.2 million of our common shares, restricted share units of 0.2 million to obtain our common shares, and options to purchase 4.8 million of our common shares at December 31, 2023, were not included in loss per share. Such options would have an antidilutive effect. In 2022, warrants to purchase 0.2 million of our common shares, restricted share units to obtain 0.04 million of our common shares and options to purchase 4.5 million common shares were excluded from the computation of loss per share as their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. This ASU will be effective for the year ended December 31, 2024. The Company adopted this ASU in Q1 of 2023.

In June 2022, the FASB issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security.  This ASU will be effective for the year ended December 31, 2024. The Company adopted this ASU in 2023.

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

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. The Company is currently evaluating the effect the adoption of this ASU will have on the consolidated financial statements.

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

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(16,045)	$(23,714)

Denominator:
Weighted-average common shares, basic	26,574	26,275
Dilutive effect of stock options	—	—
Dilutive effect of warrants	—	—
Dilutive effect of restricted share units	—	—
Incremental dilutive shares	—	—
Weighted-average common shares, diluted	26,574	26,275
Net loss per share, basic and diluted	$(0.60)	$(0.90)

The following outstanding options, restricted share units, and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2023	2022
Options to purchase common shares	4,798	4,539
Restricted share units to obtain common shares	218	35
Warrants to purchase common shares	150	150

4.      Stock Options

The Compensation Committee of the Board of Directors administers the Company’s 2020 Equity Incentive Plan (The “Plan”). The Compensation Committee designates eligible participants to be included under the plan and approves the number of options to be granted from time to time under the plan. On June 24, 2010, at the Company’s annual meeting, shareholders approved an amendment to the Company’s Stock Option Plan (the “Plan Maximum Amendment”). The Plan Maximum Amendment relates to changing the maximum number of common shares issuable under the stock option plan from a fixed number of 6.7 million to the number of shares that represents twenty-five percent (25%) of the total number of all issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6.8 million of our

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

common shares are authorized for issuance under the plan. The option exercise price for all options issued under the plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The stock option plan, as amended, allows the issuance of Canadian and U.S. dollar grants. A summary of the stock option transactions, U.S. dollar grants, for the years ended December 31, 2023 and 2022 is below. There are no outstanding $CAD denominated options.

Summary of $USD Option Activity

	Number of
	Options		Weighted
	(in thousands)	Range	Average
Outstanding and exercisable at December 31, 2021	4,259	$0.45 – 12.59	$5.13
Granted	1,015	5.59 - 8.10	6.50
Exercised	(273)	0.45 - 8.38	3.29
Forfeited	(462)	5.59 - 8.10	6.79
Outstanding and exercisable at December 31, 2022	4,539	$0.45 – 12.59	$5.43
Granted	1,245	7.35 - 9.05	8.25
Exercised	(586)	0.72 - 7.99	3.18
Forfeited	(400)	4.08 - 8.32	7.45
Outstanding and exercisable at December 31, 2023	4,798	$4.08 - 10.96	$6.27

Summary of $USD Option Remaining Life

Number Outstanding and Exercisable at	Weighted Average Strike Price	Weighted Average
December 31, 2023	December 31, 2023	Remaining Life
(in thousands)	US Dollars	(years)
4,798	$6.27	5.58

Stock compensation expense for the fiscal years ended December 31, 2023, and 2022 was $5.4 million and $4.2 million, respectively. These amounts have been included in general and administrative expenses for the respective periods. The weighted average fair value per share of options granted and or vested during the fiscal years ended December 31, 2023, and 2022 was $4.73 and $5.43, respectively. The intrinsic value (being the difference between the share price at December 31, 2023 and exercise price) of stock options exercisable at December 31, 2023 was $23.8 million. The intrinsic value of options exercised during the fiscal year ended December 31, 2023, was $2.97 million.

The fair value of all options vested during the fiscal year ended December 31, 2023, was $6.4 million. The fair values of options granted in fiscal years ended December 31, 2023 and 2022 were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions for all options with a ten-year expiration:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Expected dividend	-%	-%
Risk-free interest rate	3.58 - 5.31%	1.18 - 3.96%
Expected volatility	59 - 167%	150 - 181%
Expected life	1.50 - 6 years	5 - 6 years

The Company uses the historical volatility and adjusts for available relevant market information pertaining to the Company’s share price.

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the years ended December 31, 2023, and 2022. Prior to June 2021, there was no activity involving RSUs. During the year ended December 31, 2023, 365 RSUs were awarded, 96 were forfeited and 86 were released from restriction. The Company

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

recognized $1.3 million in RSU expense for the year ended December 31, 2023, and $0.3 million for the same period in 2022. Standard vesting of  RSUs is over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month. The Compensation Committee may also award RSUs with alternative vesting.

Number of Restricted
US Denominated RSU's	Share Units (thousands)
Outstanding at December 31, 2021	219
Awarded	—
Forfeited	(86)
Released	(98)
Outstanding at December 31, 2022	35
Awarded	365
Forfeited	(96)
Released	(86)
Outstanding at December 31, 2023	218

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

As of December 31, 2023, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents and had financial assets based on Level 2 inputs consisting of Processa common shares. During the year ended December 31, 2023, the Company did not have any transfers of financial assets between Levels 1 and 2.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at December 31, 2023 and December 31, 2022
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other		Significant
	Instruments				Observable Inputs		Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2023		2022		2023	2022	2023	2022	2023	2022
Assets
Cash and cash equivalents	$1,340	(1)	307	(1)	11,929	23,467	—	—	13,269	23,774
Processa common shares	17	(2)	56		—	—	—	—	17	56
(1)	The Company held approximately, $1,340 in cash as of December 31, 2023, of which approximately $473 was in Canadian funds and $97 in Euro (both translated into U.S. dollars). As of December 31, 2022, the Company held approximately $307, of which approximately $33 was in Canadian funds (translated into U.S. dollars).
(2)	The Company has 41 unrestricted common shares of Processa (PSCA).

6.      Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of shares of no-par common shares.

Warrants to Purchase Common Shares

At December 31, 2023, the Company had 150 warrants outstanding to purchase common shares at a weighted average exercise price of $7.71.

The following table summarized our warrant activity for the fiscal years ended December 31, 2023 and 2022.

	Number of
	Warrants		Weighted
	(in thousands)	Range	Average
Outstanding and exercisable at December 31, 2021	$39	$6.80	$6.80
Granted	111	8.11	8
Outstanding and exercisable at December 31, 2022	$150	$7.71	$7.71
Granted	—	—	—
Outstanding and exercisable at December 31, 2023	$150	$7.71	$7.71

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

The term of the OHSU Agreement as amended by Amendment 1 expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec or 8 years, whichever is later. The Company now has a licensed product with regulatory approval that is covered by the Orphan Drug Designation, the parties amended the term of the agreement. Sodium thiosulfate is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expired in Europe in 2021 and that expire in the United States in 2038. The OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec also has the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement. The Company had accrued approximately $106 (1% net sales) in royalty expense to OHSU at December 31, 2023.

Securities Class Action Suit

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

The USPTO has now granted three additional U.S. patents that cover the PEDMARK® formulation, each of which have been listed in the U.S. FDA’s “Orange Book” (U.S. Patent No. 11,291,728 (issued April 5, 2022), U.S. Patent No. 11,510,984 (issued November 29, 2022), and U.S. Patent No. 11,617,793 (issued April 4, 2023)), and seven additional United States patent applications from this family are pending at the USPTO. We plan to vigorously defend our intellectual property rights to PEDMARK® if challenged.  An invalidation of our patents covering PEDMARK® could have a material adverse effect on our ability to protect our rights in PEDMARK® beyond periods of marketing exclusivity for PEDMARK® in the United States under Orphan Drug Designation.

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

PEDMARQSI® (EU Brand name for PEDMARK®) received European Commission approval in June 2023 and was granted 10 years of market exclusivity in Europe under Pediatric Use (“PUMA”).

Executive Severance

In the event of Mr. Raykov's termination with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to twelve months of salary (currently $585). In the event of Mr. Andrade’s termination with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to six months of salary (currently $212). In the event of Mr. Haigh’s termination with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to three months of salary (currently approximately $110 as translated into U.S. dollars at December 31, 2023).

Leases

The Company has an operating lease in Research Triangle Park, North Carolina utilizing a small space within a commercial building. The operating lease has payments of $0.4 per month with no scheduled increases. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due.

On January 23, 2020, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space in Hoboken, New Jersey. Per the terms of the Office Service Agreement, the monthly rent payments are $1. The Company was required to pay a security deposit of  $2, which is the equivalent to two months of rent. The Office Service Agreement commenced on January 27, 2020, and terminated on July 31, 2020, thereafter the lease has been continuing on a month-to-month basis with either party being able to terminate the agreement by providing one months’ advance written notice of termination.

On August 1, 2023, the Company entered into a second Office Service Agreement (the “Second Office Service Agreement”) with Regus to lease office space in Dublin, Ireland. Per  the terms of the Second Office Service Agreement, the monthly rent payments are  $2. The Company was required to pay a security deposit of $5, which is the equivalent of two months rent. The Second Office Service Agreement commenced on August 1, 2023 and terminates on January 31, 2025, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one month’s advance written notice of termination.

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

December 31, 2023

Remaining lease terms (in months)	13
Discount rate	10%

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):
Year Ending December 31,
2024	$23
2025	2
25
Less imputed interest	2
Total lease liabilities	$23

Current operating lease liabilities	$21
Non-current operating lease liabilities	2
Total lease liabilities	$23

Employee Benefit Plan

In May 2021, the Company established the Fennec Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. As of December 31, 2023 the Company does not offer matching contributions.

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

A commitment fee of 2.0% of the Notes was payable under the SPA. Half of such fee was paid by the issuance on the first closing of warrants to purchase 55,498 Fennec common shares (“First Closing Warrant”) and half was payable in cash or warrants of 55,498 Fennec common shares (“Second Closing Warrant”), at our election, on the second closing. The warrants are exercisable at a price per share of $8.11 and have a term of five years from the date of the grant. The Company elected to have all the commitment fee of the Notes payable in warrants.

On December 4, 2023, the Company closed a third tranche under the SPA in the amount of $5,000,000 (the “Third Closing Note”), which has an Initial Conversion Price equal to $7.89 per share, which was calculated based on a 20% premium of the 5-day VWAP immediately prior to September 20, 2022, which was the date the Company obtained

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

FDA approval of PEDMARK®.

Also on December 4, 2023, the Company entered into a First Amendment to the Securities Purchase Agreement (the “SPA Amendment”) with the Investor, which, among other things, extends the period that the Company may draw the remaining $15,000,000 under the SPA from December 31, 2023, to December 31, 2024. Subsequent draws are subject to mutual agreement of the Company and the Investor and will be represented by Notes that will also be convertible at a price equal to $7.89 per share.

Cash interest on outstanding principal shall accrue at a rate of prime, plus 4.5% per annum, from the date of funding (11% as of December 31, 2023). Cash interest is due on the first business day of each calendar quarter (“Interest Date”). Payment-in-kind (“PIK”) interest will commence on funding date and accrue at a rate of 3.5% per annum. PIK interest will stop accruing on August 24, 2024. Any accrued PIK interest shall remain outstanding and be payable on each Interest Date and be added to the outstanding principal amount. The Company has accrued $1,219 in PIK interest and has classified the PIK interest in long-term liabilities.

The SPA notes are convertible into fully paid, non-assessable share of common shares at any point after their issuance dates and before the maturity date. Any amount of the SPA notes may be converted into common shares so long as it does not create partial shares. The conversion rate is determined by dividing the conversion amount by the conversion price. Provisions of the PSA create legal, valid and enforceable liens on, and security interests in, all of the Company’s and each of its subsidiaries’ assets.

Aggregate annual payments due on the SPA as of December 31, 2023, are as follows (in thousands):

Years Ending December 31,	Amount
2024	$—
2025	—
2026	—
2027	30,000
Total future payments	30,000
Add: PIK interest	1,219
Less: unamortized debt discount	(288)
Total term loan, net of debt discount	$30,931

In the event of default or change of control, all unpaid principal and all accrued and unpaid interest amounts (if any) become immediately due and payable. Events of default include, but are not limited to, a payment default, a material adverse change, and insolvency. The SPA facility is secured by all of the Company’s assets, including all capital stock held by the Company.

Debt issuance costs of $175 were paid in cash for legal fees and to the Investor in 2022 and warrants valued at $441 were granted the Investor to secure access to the SPA. These amounts were capitalized and are being amortized over the access period of the SPA. Upon drawing tranche 1 through 3, the Company recorded a debt discount of $314, which was based on a pro-rata allocation of the issue costs to secure the SPA, reducing the capitalized amount by the same amount. The debt discount is being amortized over the life of the SPA.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

9. Income Taxes

The Company operates in U.S., Canadian and Ireland tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows (in thousands except for percentage rates):

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Domestic loss	$(12,301)	$(10,548)
Foreign loss	(3,744)	(13,117)
Loss before income taxes	(16,045)	(23,665)

Expected statutory rate	26.50%	26.50%
Expected provision for (recovery of) income tax	(4,252)	(6,271)
Permanent differences	1,553	1,170
Change in valuation allowance	2,038	4,669
Effect of tax rate changes and other	661	432
Provision for income taxes	$—	$—

The Canadian statutory income tax rate of 26.5 percent is comprised of federal income tax at approximately 15.0 percent and provincial income tax at approximately 11.5 percent.

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022
Future tax assets:
SR&ED expenditures	$2,086	$2,086
Income tax loss carryforwards	37,143	30,007
Non-refundable investment tax credits	297	700
Share issue costs	73	77
Fixed and intangible assets	1,083	1,083
Debt discount	62	—
	40,744	33,953
Less: valuation allowance	(40,718)	(33,927)
Net future tax assets	$26	$26

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

There are no current income taxes owed, but the Norgine deal will cause the Company to be closer to using its historical tax losses. Once those losses are used up, the Company will owe income taxes. As of December 31, 2023, the Company has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry-forwards and non-refundable investment tax credits. The unclaimed amounts and their expiry dates are as listed below:

		Province/
	Federal	State
SR&ED expenditures (no expiry)	$7,872	$—
Income tax loss carryforwards (expiry date):
2024	4,849	—
2025	6,143	—
2026	13,868	—
2027	8,136	—
2028	10,509	—
2029	8,185	2,116
2030	2,608	700
2031	3,378	789
2032	3,491	651
2033	1,789	655
2034	1,812	617
2035	1,803	941
2036	2,208	1,013
2037	4,641	1,638
2038	7,427	-
2039	9,587	-
2040	15,009	-
2041	13,556	-
2042	18,798	-
2043	—
No expiration	37,204	24,837
Investment tax credits (expiry date):
2024	189
2025	82
2026	86
2027	47

10. Revision to Prior Period Financial Statements

In preparing the annual report on Form 10-K for the year ended December 31, 2023, the Company determined that it overstated sales and marketing expenses associated with select distributors, which  does not accurately match the expense to the proper period that related sales and marketing expenses were received. The Company determined that, based on the timeline of services provided by  these distinct distributors, it would be more accurate to defer a portion of the sales and marketing expenses to future periods and  amortize the remaining expense over the expected service period. The Company also determined that a portion of such expenses would be more accurately characterized as distribution fees and has presented such amounts as a reduction of revenues. These revisions resulted in  adjustments to net product sales, sales and marketing expenses and  current assets as previous reported in the Company’s September 30, 2023 condensed consolidated financial statements. Net product sales were adjusted down in the amount of $0.2 million, sales and marketing expenses were decreased by $1.2 million and current assets increased by $1.0 million as of September 30, 2023. The effect on our September 30, 2023 financial results are presented below.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The effect of the revisions to the unaudited condensed consolidated financial statements is as follows (amount in thousands):

Condensed Consolidated Balance Sheet (Unaudited)

	As of September 30, 2023
	As
	Previously
	Reported	Adjustments	As Revised
Prepaid expenses	$247	$950	$1,197
Total current assets	18,946	950	19,896
Total assets	$19,028	$950	$19,978

Accumulated deficit	$(216,563)	$(950)	$(215,613)
Total shareholders' deficit	(10,531)	(950)	(9,581)
Total liabilities and shareholder's deficit	$(19,028)	$(950)	$(19,978)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Revised	Reported	Adjustments	Revised

PEDMARK® product sales, net	$6,515	$(219)	$6,296	$11,517	$(219)	$11,298
Sales and marketing expense	3,384	(1,169)	2,215	8,255	(1,169)	7,086
Net loss	(1,867)	950	(917)	(13,363)	950	(12,413)
Net loss attributable to common shareholders	$(1,867)	$950	$(917)	$(13,363)	$950	$(12,413)

Basic net loss per common share	$(0.07)	$0.04	$(0.03)	$(0.50)	$0.03	$(0.47)
Diluted net loss per common share	$(0.07)	$0.04	$(0.03)	$(0.50)	$0.03	$(0.47)

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2023
		Total		Total
	Accumulated	Stockholders’	Accumulated	Stockholders’
	Deficit	Equity	Deficit	Equity
As Previously Reported
Net loss	$(1,867)	$(1,867)	$(13,363)	$(13,363)
Balance at September 30, 2023	$(216,563)	$(10,531)	$(216,563)	$(10,531)

Adjustments	$950	$950	$950	$950

As Revised
Net loss	$(917)	$(917)	$(12,413)	$(12,413)
Balance at September 30, 2023	$(215,613)	$(9,581)	$(215,613)	$(9,581)

Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30, 2023
	As
	Previously
	Reported	Adjustments	As Revised
Cash Flows from Operating Activities:
Net loss	$(13,363)	$950	$(12,413)

Reconciliation of net loss to net cash used in operating activities:
Prepaid expenses	523	(950)	(427)
Subtotal of non-cash charges	1,080	(950)	130
Net cash used in operating activities	$(12,283)	$-	$(12,283)

11. Subsequent Events

On March 17, 2024, the Company announced it had entered into an exclusive licensing agreement with Norgine to commercialize PEDMARQSI® in Europe, Australia, and New Zealand. The Company received approximately $43 million up front with the potential of up to approximately $230 million related to royalty and milestone payments.