Form 10-Q
period 2024-03-31
FENNEC PHARMACEUTICALS INC.
filed 2024-05-14
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, there were 27,322,141 common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

	March 31, 2024	March 31, 2023
	(Unaudited)	(Audited)

Assets
Current assets
Cash and cash equivalents	$51,184	$13,269
Accounts receivable, net	10,274	8,814
Prepaid expenses	4,488	2,575
Inventory	2,064	2,156
Other current assets	161	44
Total current assets	68,171	26,858

Non-current assets
Other non-current assets, net of amortization	1,022	6
Total non-current assets	1,022	6
Total assets	$69,193	$26,864

Liabilities and stockholders’ equity/(deficit)
Current liabilities:
Accounts payable	$5,204	$3,778
Accrued liabilities	4,363	3,754
Operating lease liability - current	17	21
Contract liability - Norgine	252	—
Total current liabilities	9,836	7,553

Long-term liabilities
Term loan	30,000	30,000
PIK interest	1,617	1,219
Debt discount	(268)	(288)
Contract liability - long-term	24,994	2
Total long-term liabilities	56,343	30,933
Total liabilities	66,179	38,486

Commitments and contingencies (Note 6)

Stockholders’ equity/(deficit):
Common stock, no par value; unlimited shares authorized; 27,105 shares issued and outstanding (2023 ‑27,027)	144,934	144,307
Additional paid-in capital	63,245	62,073
Accumulated deficit	(206,408)	(219,245)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity/(deficit)	3,014	(11,622)
Total liabilities and stockholders’ equity/(deficit)	$69,193	$26,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023

Revenue
PEDMARK product sales, net	$7,419	$1,677
Licensing revenue	17,958	—
Total revenue	25,377	1,677

Operating expenses:
Cost of product sales	550	95
Research and development	3	4
Selling and marketing	5,209	2,531
General and administrative	5,872	4,317

Total operating expenses	11,634	6,947
Net income/(loss) from operations	13,743	(5,270)

Other (expense)/income
Unrealized foreign exchange (loss)/gain	(38)	9
Amortization expense	(20)	(72)
Unrealized loss on securities	(11)	(30)
Interest income	197	109
Interest expense	(1,034)	(798)
Total other expense	(906)	(782)

Net income/(loss) from operations	$12,837	$(6,052)

Basic net income/(loss) per common share	$0.47	$(0.23)
Diluted net income/(loss) per common share	$0.41	$(0.23)
Weighted-average number of common shares outstanding basic	27,045	26,559
Weighted-average number of common shares outstanding diluted	31,091	26,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2024 and 2023

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2023	27,027	$144,307	$62,073	$(219,245)	$1,243	$(11,622)
Stock-based compensation - employees	—	—	1,191	—	—	1,191
Stock option exercise	75	627	—	—	—	627
Restricted stock release	3	—	(19)	—	—	(19)
Net income	—	—	—	12,837	—	12,837
Balance at March 31, 2024	27,105	$144,934	$63,245	$(206,408)	$1,243	$3,014

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2022	26,361	$142,591	$56,797	$(203,200)	$1,243	$(2,569)
Stock-based compensation - employees	—	—	1,089	—	—	1,089
Stock option exercise	49	213	—	—	—	213
Restricted stock release	1	—	(20)	—	—	(20)
Net loss	—	—	—	(6,052)	—	(6,052)
Balance at March 31, 2023	26,411	$142,804	$57,866	$(209,252)	$1,243	$(7,339)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023

Cash flows provided by (used in):
Operating activities:
Net income/(loss)	$12,837	$(6,052)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Amortization of Norgine asset	723	52
Amortization of debt discount	16	—
Amortization of debt access fees	4	20
Unrealized loss on securities	11	30
PIK interest	398	—
Stock-based compensation - employees	1,191	1,089
Changes in operating assets and liabilities:
Accounts receivable	(1,460)	(138)
Prepaid expenses	(1,913)	131
Inventory	92	(342)
Other current assets	(133)	—
Accounts payable	1,426	557
Accrued liabilities	609	(924)
Contract liability - Norgine	25,246	—
Net cash provided by/(used in) operating activities	39,047	(5,577)

Financing activities:
Issuance of shares, options exercise	627	213
Cash paid for taxes on restricted share release	(19)	(20)
Deferred issuance costs	(1,740)	—
Net cash (used in)/provided by financing activities	(1,132)	193

Increase/(decrease) in cash and cash equivalents	37,915	(5,384)
Cash and cash equivalents - Beginning of period	13,269	23,774
Cash and cash equivalents - End of period	$51,184	$18,390

Non-cash investing and financing activities:
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Financed insurance policy	$—	$221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.      Nature of Business and Liquidity

Fennec Pharmaceuticals Inc. (“Fennec,” “the Company,” “we,” “us,” or “our”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. (“Oxiquant”) and Fennec Pharmaceuticals, Inc., both Delaware corporations, and Cadherin Biomedical Inc. (“CBI”), a Canadian corporation and Fennec Pharmaceuticals (EU) Limited, an Irish Private Company Limited by Shares (“Fennec Limited”), collectively referred to herein as the “Company,” is a biopharmaceutical company with one U.S. Food and Drug Administration (“FDA”) approved product, PEDMARK®, developed to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. With the exception of Fennec Pharmaceuticals, Inc., and Fennec Limited, all subsidiaries are inactive.

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

During the three months ended March 31, 2024, the Company earned net income from operations of $13,743. On March 31, 2024, it had an accumulated deficit of $206,408 and had experienced positive cash flows from operating activities in the amount of $39,047 for the period ended March 31, 2024.

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

The SPA provided that subsequent to the funding of the Second Closing Note, and before December 31, 2023, the Company could draw up to $20,000 of additional financing under the SPA, in one or more tranches of $10,000 upon mutual agreement of the Company and the Investor (the “Subsequent Closing Notes”). The Subsequent Closing Notes will be convertible at a price per share equal to $7.89 per share, which price is calculated on the same basis as for the Second Closing Note.

A commitment fee of 2.0% of the Notes was payable under the SPA, which was paid by the Company issuing the Investor warrants to purchase 110,996 of the Company’s common shares (one half issued at the first closing and the other half  issued at the second closing).The warrants are exercisable at a price per share of $8.11 and have a term of five years from the date of the grant.

On December 4, 2023, the Company closed a third tranche under the SPA in the amount of $5,000,000 and issued the Investor a Note in the same amount (the “Third Closing Note”). and the Third Closing Note is convertible at a price equal to $7.89 per share, calculated as a 20% premium of the 5-day volume weighted average price of the Company’s common shares as traded on the Nasdaq Capital Market immediately prior to September 20, 2022, which was the date the Company obtained FDA approval of PEDMARK®.

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

On March 17, 2024, the Company announced it had entered into an exclusive licensing agreement with Norgine Pharma UK Limited (“Norgine”) to commercialize PEDMARQSI® (EU brand name for PEDMARK®) in Europe, New Zealand and Australia. The licensing agreement provided Fennec with approximately $43.2 million up front and may provide Fennec with up to approximately $230 million in milestone and royalty payments in the future.

The Company believes current funds provide sufficient funding for the Company to carry out its planned activities, including the continuation of commercialization efforts of PEDMARK®, for at least the next twelve months.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of March 31, 2024, the Company had an operating lease in Ireland. This is the only asset located outside of the United States.

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

License Agreements

The Company generates revenue from license or similar agreements with pharmaceutical companies for the commercialization of our product. Such agreements may include the transfer of intellectual property rights in the form of licenses. Payments made by the customers may include non-refundable upfront fees, payments based upon the achievement of defined milestones, and royalties on sales of product.

If a license to the Company's intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as revenue upon transfer of control of the license. All other promised goods or services in the agreement are evaluated to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to us reflects their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights, and are accounted for as separate performance obligations.

Contingent milestones at contract inception are estimated at the amount which is not probable of a material reversal and included in the transaction price using the most likely amount method. Milestone payments that are not within the Company's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development or sales-based milestone payments that may not be subject to a material reversal and, if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, revenue is recognized at the later of when the related sales occur or when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied).

Costs to Obtain Contract

As the majority of the Company's contracts are short-term in nature, sales commissions are generally expensed when incurred as the amortization period would have been less than one year. These costs are recorded within selling and marketing expense in the consolidated statements of operations. For contracts that extend beyond one year, the incremental expense recognition matches the recognition of related revenue.

Net Product Revenue

On September 20, 2022, the FDA approved PEDMARK® in the United States to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. PEDMARK® became commercially available on October 17, 2022. PEDMARK® is the Company’s first commercial product. These specialty distributors subsequently resell the Company’s products to health care providers and patients. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately- negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

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

Other Customer Credits: The Company pays fees to its Customers for account management, data management and other administrative services. To the extent the services received are distinct from the sale of products to its Customers, the Company classifies these payments in selling and marketing expenses in its condensed consolidated statements of operations.

Distribution and Other Fees: The Company pays distribution and other fees to certain customers in connection with the sales of PEDMARK®. The Company records distribution and other fees paid to its customers as a reduction of revenue, unless the payment is for a distinct good or service from the customer and the Company can reasonably estimate the fair value of the goods or services received. If both conditions are met, the Company records the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

The following table summarizes net product revenues for PEDMARK® in the United States earned in the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,	March 31,
In thousands	2024	2023
Product revenues:
Gross product revenues	$9,556	$1,895
Discounts and allowances	(2,137)	(218)
Net product revenues	$7,419	$1,677

For the three months ended March 31, 2024 and 2023, the Company had three distributors that each represented more than 10% of net sales.

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the three months ended March 31, 2024, was as follows:

	Chargebacks,	Rebates, Customer
	Discounts for	Fees/Credits
	Prompt pay and	and Co-Pay
In thousands	Other allowances	Assistance	Totals
Balance at December 31, 2023	$365	$430	$795
Provision related to sales made in:
Current period	352	1,640	1,992
Prior periods	—	—	—
Payments and customer credits issued	(497)	(104)	(601)
Balance at March 31, 2024	$220	$1,966	$2,186

The allowances for chargebacks, fees due to customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying consolidated balance sheets.

Trade Receivables

The Company records gross trade receivables at the time of product sale to its customers. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated with each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer.  Customers in the United States are specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low. Sales abroad to non-specialty distributors have the potential for losses. It is the policy of the Company to use a sliding scale to establish a reserve of its gross sales to non-specialty distributors, based on aging category.  The Company had a balance in allowance for credit losses of $1,103 as of March 31, 2024.

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory and royalty payments (1% of net sales) the Company is required to pay to Oregon Health & Science University (“OHSU”) on all net sales of PEDMARK®. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for PEDMARK®. The Company considered regulatory approval of PEDMARK® to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs for PEDMARK® incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs. After FDA approval in September 2022, the Company had various lots of PEDMARK® in various stages of production in connection with the product launch in the fourth quarter of 2022. As of March 31, 2024, the Company capitalized approximately $2,064 of costs as inventory on the condensed consolidated balance sheet. Of the items capitalized, $774 was capitalized as work in process and raw materials, $1,290 was capitalized into finished goods, $550 of that being reclassified to cost of product sold.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. As of March 31, 2024, the Company had $51,184 in cash, savings and money market accounts ($13,269 at December 31, 2023). As of March 31, 2024, the Company held $1,314 in cash of which $363 (as presented in U.S. dollars) was held in foreign currencies ($570 at December 31, 2023 as presented in U.S. dollars). As of March 31, 2024, the Company held $49,870 in money market investments. Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at March 31, 2024 and December 31, 2023 consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and term loans, the carrying values of which approximate fair value due to their relatively short time to maturity or interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

Common Shares and Warrants

As of March 31, 2024, the Company has 0.2 million warrants with a weighted average strike price of $7.71 outstanding to purchase common shares that have a weighted average life of 3.80 years.

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

The Company’s trade receivables includes amounts billed to Customers for product sales of PEDMARK®. In the U.S., the customers are a limited group of specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low. The Company also sells to a select group of global distributors. These global distributors are established companies and although the Company regards credit losses with these distributors to be remote, it does recognize the potential for credit losses with this group.

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of March 31, 2024, we maintained a full valuation allowance against our deferred tax assets.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net income/(loss) per share is computed using the same method, except the weighted average number of common shares outstanding includes convertible debentures, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods. Accordingly, warrants to purchase 116 of our common shares, restricted share units to purchase 214 of our common shares, convertible notes convertible into 2,968 of our common shares and options to purchase 1,702 of our common shares at March 31, 2024, were not included in earnings per share. Such warrants, options and convertible notes would have an antidilutive effect. In 2023, warrants to purchase 150 of our common shares, convertible notes convertible into 3,127 of our common shares and options to purchase 5,032 common shares were excluded from the computation of loss per share as their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

On March 21, 2024, the FASB issued Accounting Standards Update (ASU) 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (FASB ASC) 718, Compensation-Stock Compensation. The Company believes that ASU 2024-01 will not have a material impact on the Company’s condensed consolidated financial statements.

3.    Income/(loss) per Share

Income/(loss) per common share is presented under two formats: basic income/(loss) per common share and diluted income/(loss) per common share. Basic income/(loss) per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common shares equivalents (e.g. convertible debt, stock options and warrants). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of convertible debt, stock options and warrants. The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income/(loss)	$12,837	$(6,052)

Denominator:
Weighted-average common shares, basic	27,045	26,559
Dilutive effect of stock options	3,005	—
Dilutive effect of restricted share units	214	—
Dilutive effect of warrants	34	—
Dilutive effect of convertible debt	793	—
Incremental dilutive shares	4,046	—
Weighted-average common shares, diluted	31,091	26,559
Net income/(loss) per share, basic and diluted	$0.41	$(0.23)

The following outstanding convertible debt, options and warrants were excluded from the computation of basic and diluted net income/(loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Options to purchase common shares	1,762	5,032
Convertible debt to purchase common shares	2,968	3,127
Restricted share units to purchase common shares	—	298
Warrants to purchase common shares	116	150

4.    Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three months ended March 31, 2024, and 2023, there were no warrants issued or exercised. Outstanding warrants have a weighted average life of 3.80 years on March 31, 2024. The following tables detail the Company’s warrant activity for the three months ended March 31, 2024, and 2023, respectively:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price
Outstanding December 31, 2023	150	$7.71
Issued	—	—
Outstanding March 31, 2024	150	$7.71

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price
Outstanding December 31, 2022	150	$7.71
Issued	—	—
Outstanding March 31, 2023	150	$7.71

Equity Incentive Plan

The Compensation Committee of the Board of Directors administers the Company’s equity incentive plan (the “Plan”). The Compensation Committee designates eligible participants to be included under the Plan and approves the number of equity instruments to be granted from time to time under the Plan. Currently, the maximum number of equity instruments issuable under the Plan, together with the Company’s prior stock option plan, is twenty-five percent (25%) of the total number of issued and outstanding common shares. Based upon shares outstanding as of March 31, 2024, a maximum of 6,776 shares of common stock are authorized for issuance pursuant to stock options or other equity awards granted under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized employee expense from equity awards for the three-month period ended March 31, 2024, and 2023.

	Three Months Ended March 31,
	2024	2023
Employee options expense recognized	$1,191	$1,089
Total option expense recognized	$1,191	$1,089

Stock Option Activity

The following is a summary of option activity for the three months ended March 31, 2024, and 2023.

	Number of	Weighted-Average
	Options (thousands)	Exercise Price
Outstanding at December 31, 2023	4,798	$6.27
Granted	45	7.29
Exercised	(75)	5.81
Forfeited	—	—
Outstanding at March 31, 2024	4,768	$6.29

	Number of	Weighted-Average
	Options (thousands)	Exercise Price
Outstanding at December 31, 2022	4,539	$5.43
Granted	580	8.12
Exercised	(47)	4.36
Forfeited	(40)	6.98
Outstanding at March 31, 2023	5,032	$5.43

Of the 4,768 options granted and outstanding at March 31, 2024, 3,857 are fully vested and exercisable.

The value of options issued was estimated using the Black-Scholes option pricing model using the assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the expected term of the award.

Valuation Assumptions
Black-Scholes Model Assumptions	March 31, 2024
Expected dividend	-%
Risk free rate	4.73%
Expected volatility	48%
Expected life	1.50 years

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the three months ended March 31, 2024, and 2023. During the three months ended March 31, 2024, 17 RSUs were awarded, 21 were released from restriction and none were forfeited. For the same period in 2023, 264 RSUs were awarded, 1 was released from restriction and none were forfeited. The Company recognized $0.3 million in RSU expense for the three months ended March 31, 2024, and $0.03 million for the same period in 2023. Standard vesting of  RSUs is over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month. The Compensation Committee may also award RSUs with alternative vesting.

Number of Restricted
RSUs Current Year	Share Units (thousands)
Outstanding at December 31, 2023	218
Awarded	17
Released	(21)
Outstanding at March 31, 2024	214

Number of Restricted
RSUs Past Year	Share Units (thousands)
Outstanding at December 31, 2022	35
Awarded	264
Released	(1)
Outstanding at March 31, 2023	298

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of the Processa Pharmaceuticals, Inc (“Processa”) common shares held by the Company by taking into consideration valuations obtained from public financial markets. The Company uses Yahoo Finance to obtain share price data and Oanda for foreign currency pricing services to estimate fair value. These inputs include reported trades of and broker- dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

As of March 31, 2024, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents and had financial assets based on Level 2 inputs consisting of Processa common shares. During the three months ended March 31, 2024, the Company did not have any transfers of financial assets between Levels 1 and 2.

	Fair Value Measurement at March 31, 2024 and December 31, 2023
	(in thousands)
	Quoted Price in Active
	Market for Identical			Significant Other			Significant
	Instruments			Observable Inputs			Unobservable Inputs
	Level 1			Level 2			Level 3		Total
	2024		2023		2024	2023	2024	2023	2024	2023
Assets
Cash and cash equivalents	$1,314	(1)	$1,340	(1)	$49,870	$11,929	$-	$-	$51,184	$13,269
Processa common shares	$4	(2)	$25	(2)	$-	$-	$-	$-	$4	$25
(1)

The Company held approximately $1,314 in cash as of March 31, 2024, of which approximately $363 was held in foreign currencies (translated into U.S. dollars). As of December 31, 2023, the Company held approximately $1,340 in cash of which approximately $570 was in foreign currencies (translated into U.S. dollars).

(2)	The Company holds 41 unrestricted common shares of Processa (NASDAQ:PCSA).

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

The term of the OHSU Agreement as amended by Amendment 1 expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec or 8 years, whichever is later. The Company now has a licensed product with regulatory approval that is covered by the Orphan Drug Designation, the parties amended the term of the agreement. Sodium thiosulfate is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expired in Europe in 2021 and that expire in the United States in 2038. The OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec also has the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement. The Company had accrued approximately $77 (1% net sales) in royalty expense to OHSU for the period ended March 31, 2024. Total amount accrued in royalty expense to OHSU as of March 31, 2024 was $314.

Litigation

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

The USPTO has now granted four additional U.S. patents that cover the PEDMARK® formulation and its use, each of which have been, or are in the process of being, listed in the U.S. FDA’s “Orange Book” (U.S. Patent No. 11,291,728 (issued April 5, 2022), U.S. Patent No. 11,510,984 (issued November 29, 2022), U.S. Patent No. 11,617,793 (issued April 4, 2023), and U.S. Patent No. 11,964,018 (issued April 23, 2024)).  The USPO has also recently  allowed two additional patent applications (U.S. Patent Application Nos. 17/992,703 and 17/992,707) that cover the use of the PEDMARK® formulation.  Five additional United States patent applications from this family are pending at the USPTO covering various sodium thiosulfate formulations and uses. We plan to vigorously defend our intellectual property rights to PEDMARK® if challenged.  An invalidation of our patents covering PEDMARK® could have a material adverse effect on our ability to protect our rights in PEDMARK® beyond periods of marketing exclusivity for PEDMARK® in the United States under Orphan Drug Designation.

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

On January 10, 2023, we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:23-cv-00123), for infringement of the ‘190 Patent, the ‘728 Patent, and the ‘984 Patent.  On April 20, 2023, we filed an Amended Complaint to assert infringement of the ‘728 patent and the ‘984 Patent. On April 4, 2023, we were granted US 11,617,793 Patent (the “’793 Patent”) covering the formulation of the PEDMARK® product, which was listed in the Orange Book on or around April 17, 2023, and has an expiration date of July 2039.  On May 11, 2023, we received written notice of CIPLA’s Paragraph IV Certification as to the ’793 Patent, which was dated May 10, 2023, along with an enclosed statement of alleged factual and legal bases for stating that the ’793 Patent is invalid, unenforceable, and/or will not be infringed by CIPLA’s ANDA Product. On July 27, 2023, we filed a Second Amended Complaint to assert the ‘793 Patent. CIPLA filed an Answer to the Second Amended Complaint on August 31, 2023.  The suit is ongoing.

PEDMARQSI® (EU Brand name for PEDMARK®) received European Commission approval in June 2023 and was granted 10 years of market exclusivity in Europe under Pediatric Use (“PUMA”).

Executive Severance

In the event of termination of Mr. Raykov's (Chief Executive Officer) employment with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to twelve months of salary (currently $608). In the event of termination of Mr. Andrade’s (Chief Financial Officer) employment with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to six months of salary (currently $220). In the event of termination of Mr. Haigh’s (Chief Operating Officer) employment with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to three months of salary (currently $112 as translated to US dollars at March 31, 2024).

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

On August 1, 2023, the Company entered into a second Office Service Agreement (the “Second Office Service Agreement”) with Regus to lease office space in Dublin, Ireland. Per  the terms of the Second Office Service Agreement, the monthly rent payments are  $2. The Company was required to pay a security deposit of $5, which is the equivalent of two months’ rent. The Second Office Service Agreement commenced on August 1, 2023 and terminates on January 31,

2025, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one months’ advance written notice of termination.

The Second Office Service Agreement does not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. The Company uses an incremental borrowing rate consisting of the current prime rate plus 150 basis points for operating leases that commenced after August 2023. The depreciable lives of operating leases and leasehold improvements are limited by the expected lease term.

March 31, 2024

Remaining lease terms (in months)	10
Discount rate	10%

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):
Year Ending December 31,
2024	$15
2025	2
17
Less imputed interest	2
Total lease liabilities	$15

Current operating lease liabilities	$17
Non-current operating lease liabilities	-
Total lease liabilities	$17

Employee Benefit Plan

In May 2021, the Company established the Fennec Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. As of March 31, 2024, the Company does not offer matching contributions.

7. Term Loans

On August 1, 2022, the Company entered into the SPA with the Investor in connection with the issuance of up to $45,000 of Notes, issuable in multiple tranches (see Note 1). On August 19, 2022, the Company closed on the initial tranche of $5,000, which has an Initial Conversion Price equal to $8.11 per share, which was calculated based on a 20% premium of the 5-day VWAP immediately prior to the announcement of the SPA. In connection with the first closing, the Company repaid in full its secured indebtedness with Bridge Bank in the amount of $5,000. The Notes become due on the maturity date, which is August 19, 2027.

On September 23, 2022, the Company closed on the second tranche of the Note Financing in the amount of $20,000, which has an Initial Conversion Price equal to $7.89 per share, which was calculated based on a 20% premium of the 5-day  VWAP immediately prior to the date the Company obtained FDA approval for PEDMARK®.

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

A commitment fee of 2.0% of the Notes was payable under the SPA, which was paid by the Company issuing the Investor warrants to purchase 110,996 of the Company’s common shares (one half issued at the first closing and the other half  issued at the second closing). The warrants are exercisable at a price per share of $8.11 and have a term of five years from the date of the grant.

On December 4, 2023, the Company closed a third tranche under the SPA in the amount of $5,000,000 and issued the Investor a Note in the same amount (the “Third Closing Note”). and the Third Closing Note is convertible at a price equal to $7.89 per share, which price was calculated on the same basis as the Second Closing Note.

Also on December 4, 2023, the Company entered into the SPA Amendment, which, among other things, extends the period that the Company may draw the remaining $15,000,000 under the SPA from December 31, 2023, to December 31, 2024. Subsequent draws are subject to mutual agreement of the Company and the Investor and will be represented by Notes that will also be convertible at a price equal to $7.89 per share.

Cash interest on outstanding principal shall accrue at a rate of prime, plus 4.5% per annum, from the date of funding (11% as of March 31, 2024). Cash interest is due on the first business day of each calendar quarter (“Interest Date”). Payment-in-kind (“PIK”) interest will commence on funding date and accrue at a rate of 3.5% per annum. PIK interest will stop accruing on August 24, 2024. Any accrued PIK interest shall remain outstanding and be payable on each Interest Date and be added to the outstanding principal amount. The Company has accrued $1.6 million in PIK interest and has classified the PIK interest in long-term liabilities.

The Notes are convertible into fully paid, non-assessable shares of the Company’s common shares at any point after their issuance dates and before the maturity date. Any amount of the Notes may be converted into common shares so long as it does not create partial shares. The conversion rate is determined by dividing the conversion amount by the conversion price. Provisions of the SPA create legal, valid and enforceable liens on, and security interests in, all of the Company’s and each of its subsidiaries assets.

Aggregate annual payments under the SPA as of December 31, 2023, are as follows (in thousands):

Years Ending December 31,	Amount
2024	—
2025	—
2026	—
2027	30,000
Payment in kind interest	1,617
Total future payments	31,617
Less: unamortized debt discount	(268)
Total term loan, net of debt discount	$31,349

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

8.   License Agreement

License Agreement with Norgine Pharma UK Limited

On March 17, 2024, the Company announced that, through its wholly-owned subsidiary, Fennec Pharmaceuticals, Inc. entered into a License and Supply Agreement (the “Agreement”) with Norgine Pharma UK Limited (“Norgine”), pursuant to which Norgine is granted an exclusive license to commercialize the Company’s product PEDMARQSI® (known as PEDMARK® in the United States) for all human indications in the European Economic Area, Switzerland, the United Kingdom, Australia and New Zealand (collectively, the “Territory”).

Pursuant to the terms of the Agreement, Fennec shall receive the following payments from Norgine: (i) an upfront payment in the amount of €40 million or approximately $43.2 million, which was paid to Fennec on March 15, 2024, (ii) up to €210 million (or approximately $230 million) upon the achievement of certain regulatory and commercial milestones, and (iii) tiered royalty payments based on net sales of PEDMARQSI® in the Territory, which royalty payment range from mid-teen percent to mid-twenty percent based on the aggregate net sales of PEDMARQSI® in the Territory. The tiered royalty payments are subject to material reduction if an alternative or generic version of PEDMARQSI® becomes available in any respective country or jurisdiction within the Territory.

Subject to customary rights of each party to earlier terminate the Agreement, the term of the Agreement continues for the longer of: (i) March 15, 2034, or (ii) with respect to any particular country in the Territory, (a) the expiration of regulatory market exclusivity for PEDMARQSI® in such country, or (b) the last-to-expire of all patents for PEDMARQSI® in such country. The term of the Agreement shall be automatically renewed for additional three-year periods unless either party provides the other party written notice of its intent not to renew the Agreement at least one year prior to the applicable termination date of the Agreement.

The Company evaluated the Norgine License Agreement under ASC 606 and concluded that Norgine represents a customer in the transaction.  There were two performance obligations: A license of functional IP and a material right for future supply. The Company will allocate the transaction price, including currently unrecognized variable consideration, to the two performance obligations based on estimated standalone selling price, which was estimated using projected cash flows. The initial transaction price consisted of the non-refundable upfront payment, a portion of which was allocated to and recognized as License Revenue in the first quarter of 2024 as the requirements for revenue recognition under ASC 606 were met. The portion of the transaction price associated with the material right is deferred and reflected as deferred revenue in the condensed consolidated balance sheets. Deferred revenue associated with the material right is recognized as contract liabilities under the supply arrangement are made. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue or deferred as part of the material right in the period when the related sales threshold is met. All other milestones will be recognized as revenue or deferred as part of the material right immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized as revenue or deferred as part of the material right when the related sales occur. For the three months ended March 31, 2024, the Company did not recognize any milestone or royalty revenue payments to from the Norgine sales of PEDMARQSI® Agreement.

In conjunction with entering into the Agreement, the Company paid approximately $1.7 million in incremental costs, which were capitalized and recorded within Other non-current assets.  The Company amortizes the asset over the period of expected benefit using a systematic basis that reflects the pattern of transfer to the customer. A portion that represents the license was recognized immediately and is recorded within selling and marketing expense in the consolidated statements of operations. As of March 31, 2024, $1.0 million in incremental cost was capitalized.

9. Subsequent Events

Management has evaluated subsequent events through the date of this filing and concluded there are no events of significance which require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Caution Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024 (the “Annual Report”) and our unaudited interim condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q (the “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to the Company’s plans and strategy for its business, includes forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. As a result of many factors, including those factors set forth in Part I, Item 1A of the Annual Report under the heading “Risk Factors”, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, and the condensed consolidated financial statements and accompanying notes included elsewhere in this report.

Overview

We are a commercial-stage biopharmaceutical company focused on our only product candidate PEDMARK®. On September 20, 2022, we received approval from the U.S. Food and Drug Administration (“FDA”) for PEDMARK® (sodium thiosulfate injection) to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. This approval makes PEDMARK® the first and only treatment approved by the FDA in this area of significant unmet medical need.  On October 17, 2022, we announced commercial availability of PEDMARK® in the United States. Further, PEDMARQSI® (PEDMARK® brand name outside of U.S.) received European Commission Marketing Authorization in June 2023 and received U.K. approval in October 2023.

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

Under the terms of the licensing agreement, we received approximately $43.2 million in upfront consideration and may receive up to approximately $230 million in additional commercial and regulatory milestone payments and double-digit tiered royalties on net sales of PEDMARQSI® in the licensed territories up to the mid-twenties. Norgine will be responsible for all commercialization activities in the licensed territories and will hold all marketing authorizations in the licensed territories.

We sell PEDMARK® in the United States through an experienced field force including Regional Pediatric Oncology Specialists and medical science liaisons who are helping to educate the medical communities and patients about cisplatin induced ototoxicity and our programs supporting patient access to PEDMARK®. Sales outside of the U.S. are through experienced distributors which market and promote PEDMARK® in developing markets.

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

We received Orphan Drug Exclusivity for PEDMARK© in January 2023, which provides seven years of market exclusivity in the United States from its FDA approval on September 20, 2022, until September 20, 2029. The USPTO has now granted four additional U.S. patents that cover the PEDMARK® formulation and its use, each of which have been, or are in the process of being, listed in the U.S. FDA’s “Orange Book” (U.S. Patent No. 11,291,728 (issued April 5, 2022), U.S. Patent No. 11,510,984 (issued November 29, 2022), U.S. Patent No. 11,617,793 (issued April 4, 2023), and U.S. Patent No. 11,964,018 (issued April 23, 2024)).  The USPO has also recently allowed two additional patent applications (U.S. Patent Application Nos. 17/992,703 and 17/992,707) that cover the use of the PEDMARK® formulation.  Five additional United States patent applications from this family are pending at the USPTO covering various sodium thiosulfate formulations and uses. We are also pursuing additional patent applications in both the U.S. and internationally for PEDMARK®.

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

Although we have obtained applicable regulatory approval to sell PEDMARK® in the United States and approval for PEDMARQSI in Europe and U.K., we recognize there may still be a need to establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties or other revenue.

We generated net income of approximately $12.8 million for the three months ended March 31, 2024, and a net loss of $6.1 million for the same period in 2023. As of March 31, 2024, our accumulated deficit was approximately $206.4 million ($219.2 million at December 31, 2023).

We believe that our cash and cash equivalents as of March 31, 2024, which totaled $51.2 million and cash from product sales, will be sufficient to meet our cash requirements through at least the next twelve months. We anticipate the Norgine licensing deal will alleviate the need to find alternative sources of financing and help us to fund operations while we expand our markets to areas outside of U.S., Europe, Australia and New Zealand. We continue to look to establish collaborations that will provide us with funding for the out-license or sale of certain aspects of our intellectual property portfolio or from other sources.

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

Results of Operations

Three months ended March 31, 2024 versus three months ended March 31, 2023:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	March 31, 2024%		March 31, 2023%		Change
PEDMARK product sales, net	$7,419		$1,677		$5,742
Licensing revenue	17,958		—		17,958
Total revenue	25,377		1,677		23,700

Operating expenses:
Cost of product sales	550	5	95	1	455
Research and development	3	0%	4	0%	(1)
Selling and marketing	5,209	45%	2,531	36%	2,678
General and administration	5,872	50%	4,317	62%	1,555
Total operating expense	11,634	100%	6,947	100%	4,687
Income/(loss) from operations	13,743		(5,270)		19,013

Unrealized loss on securities	(11)		(30)		19
Amortization expense	(20)		(72)		52
Interest expense	(1,034)		(798)		(236)
Unrealized foreign exchange loss	(38)		9		(47)
Interest income	197		109		88
Net income/(loss) from operations	$12,837		$(6,052)		$18,889

●	The Company recorded net product sales of $7.4 million and $18.0 million in licensing revenue related to the Norgine transaction for the three-month period ended March 31, 2024, compared to $1.7 million in product sales and no licensing revenue for the same period in 2023. The Company recorded discounts and allowances against sales in the amount of $2.1 million and cost of products sold of $0.6 million for the three-month period ended March 31, 2024. For the same period in 2023, the Company recorded $0.2 million in discounts and allowances and $0.1 million in cost of goods sold.
●	Selling and marketing expenses include distribution costs, logistics, shipping and insurance, advertising, wages commissions and out-of-pocket expenses. The Company recorded $5.2 million in selling and marketing expenses for the period ended March 31, 2024, compared to $2.5 million for the same period in 2023. The increase is largely related to increased payroll and additional marketing expenses in the comparable period.
●	There was a $1.6 million increase in general and administrative expenses for the three-months ended March 31, 2024, compared to same period in 2023. There was an increase in consulting and professional costs of approximately $1.7 million for the three-months ended March 31, 2024, compared to same period in 2023 which is largely attributable to increased European pre-commercialization related expenses.
●	The value of the Processa Pharmaceuticals, Inc. (“Processa”) shares held by us declined by $0.01 million for three-months ended March 31, 2024. The shares declined in value by $0.03 during same period in 2023. We acquired the Processa shares on October 30, 2020. The Processa shares are marked to market at each balance sheet date with the resulting change in value being booked as an unrealized gain or loss.
●	Amortization expense decreased by $0.1 million for three-months ended March 31, 2024, over same period in 2023.
●	Interest expenses increased by $0.2 million for the three-month ended March 31, 2024 compared to same period in 2023. The increase was driven mainly by higher average debt balances and higher interest rates on long-term debt.
●	Interest income increased by $0.1 million for the three-months ended March 31, 2024, as compared to same period in 2023, due to higher rates on money market accounts for the comparable periods.

Quarterly Information

The following table presents selected condensed financial data for each of the last eight quarters through March 31, 2024, as prepared under generally accepted accounting principles within the United States, or U.S. GAAP (dollars in thousands, except per share information):

	Net (Loss)/Income for the	Basic Net (Loss)/Income per	Diluted Net (Loss)/Income per
Period	Period	Common Share	Common Share
June 30, 2022	$(5,075)	$(0.19)	$(0.19)
September 30, 2022	(8,089)	(0.31)	(0.31)
December 31, 2022	(6,857)	(0.26)	(0.26)
March 31, 2023	(6,052)	(0.23)	(0.23)
June 30, 2023	(5,444)	(0.21)	(0.21)
September 30, 2023	(1,867)	(0.07)	(0.07)
December 31, 2023	(2,682)	(0.10)	(0.10)
March 31, 2024	12,837	0.47	0.41

Liquidity and Capital Resources

	As at	As at
Selected Asset and Liability Data (thousands):	March 31, 2024	December 31, 2023
Cash and equivalents	$51,184	$13,269
Other current assets	16,987	13,589
Current liabilities	9,836	7,553
Working capital (1)	58,335	19,305
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	208,179	206,380
Accumulated deficit	(206,408)	(219,245)
Stockholders’ equity/(deficit)	3,014	(11,622)

Cash and cash equivalents were $51,184 as of March 31, 2024, and $13,269 at December 31, 2023. The increase in cash and cash equivalents between March 31, 2024, and December 31, 2023, is the result of cash outlays for operating expenses related to the promotion of our product, small amounts of research and development and general and administrative expenses, which were offset by cash inflows of $43,204 from Norgine licensing deal, cash collections on product sales of $3,115 and cash inflows of $627 from various option exercises. There was an increase of $3,398 in other current assets between March 31, 2024, and December 31, 2023, and an increase in current liabilities of $2,283. The overall result was an increase in working capital of $39,030.

The following table illustrates a summary of cash flows data for the three-month periods of March 31, 2024 and 2023:

Selected Cash Flow Data	Three Months Ended	Three Months Ended
(dollars and shares in thousands)	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$39,047	$(5,577)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	(1,132)	193
Net cash flow	$37,915	$(5,384)

Net cash used in operating activities for the three months ended March 31, 2024, primarily reflected a net income of $12,837. The three-month income was adjusted for the add back of non-cash items consisting of $1,191 in stock-based compensation expense, with unrealized loss on securities of $11, PIK interest of $398 and amortization expense of $743 for the three months ended March 31, 2024. For the three months ended March 31, 2024, there was a net increase in accounts receivable, inventory, prepaid and other assets of $3,414; coupled with a net increase in current liabilities of $27,281. Approximately, $25,246 of this increase relates to deferred revenue associated with the Norgine transaction.

Three-month positive cash flows from operating activities were $39,047 and negative 5,577, respectively, for the periods ended March 31, 2024, and 2023.  Net cash used in financing activities for the three months ended March 31, 2024, was $1,132. During the same period in 2023, there were various equity exercises resulting in cash inflows from financing activities of $193. Net cash flows from the three month-periods ended March 31, 2024 and 2023, were positive $37,915 and negative $5,384, respectively.

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

Outstanding Share Information

Our outstanding share data as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

	March 31,	December 31,
Outstanding Share Type	2024	2023	Change
Common shares	27,105	26,411	694
Warrants	150	150	—
Stock options	4,767	5,032	(265)
Total	32,022	31,593	429

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. As of March 31, 2024, we had approximately $1.3 million in our cash accounts and $49.9 million in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

Contractual Obligations and Commitments

None, other than the OHSU Agreement, lease agreements, and severance amounts described in notes to our condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report. There have been no material changes to our critical accounting policies and use of estimates during the three months ended March 31, 2024.

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

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the fiscal years ended March 31, 2024, we used the following weighted average assumptions:

Valuation Assumptions
Black-Scholes Model Assumptions	March 31, 2024
Expected dividend	-%
Risk free rate	4.73%
Expected volatility	48%
Expected life	1.50 years

Common shares and warrants

Common shares are recorded as the net proceeds received on issuance after deducting all share issuance costs and the relative fair value of investor warrants. Warrants are recorded at relative fair value and are deducted from the proceeds of common shares and recorded on the consolidated statements of shareholders’ equity (deficit) as additional paid-in capital.

Newly Adopted and Recent Accounting Pronouncements

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

On March 21, 2024, the FASB issued Accounting Standards Update (ASU) 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (FASB ASC) 718, Compensation-Stock Compensation. The Company believes that ASU 2024-01 will not have a material impact on its condensed consolidated financial statements.

Item 3. Controls and Procedures.

(a)                 Evaluation of Disclosure Controls and Procedures.

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
●

Strengthen the review process to improve the operation of accounting and review controls with respect to complex and non-recurring transactions, as well as those transactions that require significant estimates and judgments.

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

(b)                Changes in Internal Control over Financial Reporting.

The Company is in the process of implementing changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) but does not believe any of these changes, as of the period covered by this Quarterly Report on Form 10-Q has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The USPTO has now granted four additional U.S. patents that cover the PEDMARK® formulation and its use, each of which have been, or are in the process of being, listed in the U.S. FDA’s “Orange Book” (U.S. Patent No. 11,291,728 (issued April 5, 2022), U.S. Patent No. 11,510,984 (issued November 29, 2022), U.S. Patent No. 11,617,793 (issued April 4, 2023), and U.S. Patent No. 11,964,018 (issued April 23, 2024)).  The USPO has also recently  allowed two additional patent applications (U.S. Patent Application Nos. 17/992,703 and 17/992,707) that cover the use of the PEDMARK® formulation.  Five additional United States patent applications from this family are pending at the USPTO covering various sodium thiosulfate formulations and uses. We plan to vigorously defend our intellectual property rights to PEDMARK® if challenged.  An invalidation of our patents covering PEDMARK® could have a material adverse effect on our ability to protect our rights in PEDMARK® beyond periods of marketing exclusivity for PEDMARK® in the United States under Orphan Drug Designation.

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

On January 10, 2023, we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:23-cv-00123), for infringement of the ‘190 Patent, the ‘728 Patent, and the ‘984 Patent.  On April 20, 2023, we filed an Amended Complaint to assert infringement of the ‘728 patent and the ‘984 Patent. On April 4, 2023, we were granted US 11,617,793 Patent (the “’793 Patent”) covering the formulation of the PEDMARK® product, which was listed in the Orange Book on or around April 17, 2023, and has an expiration date of July 2039.  On May 11, 2023, we received written notice of CIPLA’s Paragraph IV Certification as to the ’793 Patent, which was dated May 10, 2023, along with an enclosed statement of alleged factual and legal bases for stating that the ’793 Patent is invalid, unenforceable, and/or will not be infringed by CIPLA’s ANDA Product. On July 27, 2023, we filed a Second Amended Complaint to assert the ‘793 Patent. CIPLA filed an Answer to the Second Amended Complaint on August 31, 2023.  The suit is ongoing.

PEDMARQSI® (EU Brand name for PEDMARK®) received European Commission approval in June 2023 and was granted eight year of market exclusivity plus two years of data exclusivity in Europe under PUMA.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, Item 1A – Risk

Factors.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this Quarterly Report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulations S-K.

Press Release

On May 14, 2024, we issued a press release announcing our financial results for the quarter ended March 31, 2024. A copy of the news release is attached to this Quarterly Report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description

10.1[1]	License and Supply Agreement, dated March 15, 2024, between Fennec Pharmaceuticals, Inc. and Norgine Pharma UK Limited.

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2024 (filed herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

1.  In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain provisions and terms of this exhibit have been redacted. Fennec will provide an unredacted copy of the exhibit on a supplemental basis to the SEC or its staff upon request.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: May 14, 2024	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: May 14, 2024	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)