Form 10-Q
period 2024-06-30
FENNEC PHARMACEUTICALS INC.
filed 2024-08-13
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there were 27,364,335 of the registrant's common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

(Unaudited)

	June 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$43,054	$13,269
Accounts receivable, net	12,312	8,814
Prepaid expenses	4,379	2,575
Inventory	2,144	2,156
Other current assets	283	44
Total current assets	62,172	26,858

Non-current assets
Other non-current assets, net of amortization	989	6
Total non-current assets	989	6
Total assets	$63,161	$26,864

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,447	$3,778
Accrued liabilities	3,038	3,754
Operating lease liability - current	12	21
Contract liability - Norgine	252	—
Total current liabilities	7,749	7,553

Long-term liabilities
Term loan	30,000	30,000
PIK interest	2,022	1,219
Debt discount	(247)	(288)
Contract liability - long-term	24,994	2
Total long-term liabilities	56,769	30,933
Total liabilities	64,518	38,486

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Common stock, no par value; unlimited shares authorized; 27,329 shares issued and outstanding (2023 ‑27,027)	145,281	144,307
Additional paid-in capital	64,080	62,073
Accumulated deficit	(211,961)	(219,245)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ deficit	(1,357)	(11,622)
Total liabilities and stockholders’ deficit	$63,161	$26,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Revenue
PEDMARK product sales, net	$7,262	$3,325	$14,681	$5,002
Licensing revenue	—	—	17,958	—
Total revenue	7,262	3,325	32,639	5,002

Operating expenses:
Cost of product sales	608	148	1,158	243
Research and development	157	8	160	12
Selling and marketing	4,672	2,340	9,881	4,871
General and administrative	6,864	5,495	12,736	9,812

Total operating expenses	(12,301)	(7,991)	(23,935)	(14,938)
(Loss)/income from operations	(5,039)	(4,666)	8,704	(9,936)

Other (expense)/income
Unrealized foreign exchange (loss)/gain	(17)	5	(55)	14
Amortization expense	(23)	(73)	(43)	(145)
Unrealized loss on securities	—	—	(11)	(30)
Interest income	570	115	767	224
Interest expense	(1,044)	(825)	(2,078)	(1,623)
Total other expense	(514)	(778)	(1,420)	(1,560)

Net (loss)/income	$(5,553)	$(5,444)	$7,284	$(11,496)

Basic net (loss)/income per common share	$(0.20)	$(0.21)	$0.27	$(0.43)
Diluted net (loss)/income per common share	$(0.20)	$(0.21)	$0.24	$(0.43)
Weighted-average number of common shares outstanding basic	27,297	26,458	27,250	26,471
Weighted-average number of common shares outstanding diluted	27,297	26,458	30,354	26,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three and Six Months Ended June 30, 2024, and 2023

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (deficit)

Balance at December 31, 2023	27,027	$144,307	$62,073	$(219,245)	$1,243	$(11,622)
Stock-based compensation - employees	—	—	1,191	—	—	1,191
Stock option exercise	75	627	—	—	—	627
Restricted stock release	3	—	(19)	—	—	(19)
Net income	—	—	—	12,837	—	12,837
Balance at March 31, 2024	27,105	144,934	63,245	(206,408)	1,243	3,014
Stock-based compensation - employees	—	—	925	—	—	925
Stock option exercise	147	347	—	—	—	347
Restricted stock release	77	—	(90)	—	—	(90)
Net loss	—	—	—	(5,553)	—	(5,553)
Balance at June 30, 2024	27,329	$145,281	$64,080	$(211,961)	$1,243	$(1,357)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (deficit)
Balance at December 31, 2022	26,361	$142,591	$56,797	$(203,200)	$1,243	$(2,569)
Stock-based compensation - employees	—	—	1,089	—	—	1,089
Stock option exercise	49	213	—	—	—	213
Restricted stock release	1	—	(20)	—	—	(20)
Net loss	—	—	—	(6,052)	—	(6,052)
Balance at March 31, 2023	26,411	142,804	57,866	(209,252)	1,243	(7,339)
Stock-based compensation - employees	—	—	2,543	—	—	2,543
Stock option exercise	95	541	—	—	—	541
Restricted stock release	3	—	(28)	—	—	(28)
Net loss	—	—	—	(5,444)	—	(5,444)
Balance at June 30, 2023	26,509	$143,345	$60,381	$(214,696)	$1,243	$(9,727)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2024	2023

Cash flows provided by (used in):
Operating activities:
Net income/(loss)	$7,284	$(11,496)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Amortization of Norgine asset	749	—
Amortization of debt discount	43	32
Gain on securities	11	—
Amortization of debt access fees	—	113
Unrealized loss on securities	—	30
PIK interest	803	—
Stock-based compensation - employees	2,116	3,632
Changes in operating assets and liabilities:
Accounts receivable	(3,498)	(900)
Prepaid expenses	(1,804)	313
Inventory	12	(863)
Other current assets	(255)	—
Accounts payable	669	615
Accrued liabilities	(716)	(999)
Contract liability - Norgine	25,246	—
Net cash provided by (used in) operating activities	30,660	(9,523)

Financing activities:
Issuance of shares, options exercise	974	754
Cash paid for taxes on restricted share release	(109)	(47)
Deferred issuance costs	(1,740)	—
Net cash (used in) provided by financing activities	(875)	707

Increase/(decrease) in cash and cash equivalents	29,785	(8,816)
Cash and cash equivalents - Beginning of period	13,269	23,774
Cash and cash equivalents - End of period	$43,054	$14,958

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

During the three and six-month period ended June 30, 2024, the Company earned a (loss)/income from operations of $(5,039) and $8,704, respectively. At June 30, 2024, it had an accumulated deficit of $211,961 and had experienced positive cash flows from operating activities during the six months ended June 30, 2024, in the amount of $30,660.

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

On December 4, 2023, the Company closed a third tranche under the SPA in the amount of $5,000,000 and issued the Investor a Note in the same amount (the “Third Closing Note”) and the Third Closing Note is convertible at a price equal to $7.89 per share, calculated as a 20% premium of the 5-day volume weighted average price of the Company’s common shares as traded on the Nasdaq Capital Market immediately prior to September 20, 2022, which was the date the Company obtained FDA approval of PEDMARK®.

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

On March 17, 2024, the Company announced it had entered into an exclusive licensing agreement with Norgine Pharma UK Limited (“Norgine”) to commercialize PEDMARQSI® (EU brand name for PEDMARK®) in Europe, New Zealand and Australia. The licensing agreement provided Fennec with approximately $43.2 million up front and may provide Fennec with up to approximately $230 million in milestone and royalty payments in the future. On July 26, 2024, Norgine and Fennec amended the exclusive licensing agreement. The amended agreement maintains all principal payment terms with the primary addition of Norgine assuming responsibility for packaging and labeling of PEDMARQSI.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include revenue recognition, allowance against trade receivables, measurement of stock-based compensation and estimates of the Company’s capital requirements over the next twelve months from the date of issuance of the consolidated financial statements. Actual results could differ from those estimates..

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. As of June 30, 2024, the Company had an operating lease in Ireland which is scheduled to terminate on January 31, 2025. This is the only asset currently located outside of the United States.

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

Costs to Obtain Contract

As the majority of the Company's contracts are short-term in nature, sales commissions are generally expensed when incurred as the amortization period would have been less than one year. These costs are recorded within selling and marketing expenses in the condensed statements of operations. For contracts that extend beyond one year, the incremental expense recognition matches the recognition of related revenue.

Net Product Revenue

On September 20, 2022, the FDA approved PEDMARK® in the United States to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. PEDMARK® became commercially available on October 17, 2022. PEDMARK® is the Company’s first commercial product. Certain specialty distributors of the Company subsequently resell the Company’s products to health care providers and patients. In addition to distribution agreements with these customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

Product Sales Discounts and Allowances

The Company records revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between the Company and its customers, health care providers, payors and other indirect customers relating to the sales of its products. These reserves are based on the amounts to be claimed on the related sales and are classified as a contra-asset or a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, forecasted customer buying and payment patterns, and the Company’s historical experience that will develop over time as PEDMARK® and PEDMARQSI (European branded product name) is the Company’s first commercial product. Overall,

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

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

Discounts for Prompt Payment: Customers typically receive a small discount for prompt payment. The Company expects its customers will earn 100% of their prompt payment discounts and, therefore, the Company deducts the full amount of these discounts from total product sales when revenues are recognized.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following table summarizes net product revenues for PEDMARK® earned during the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In thousands	2024	2023	2024	2023
Product revenues:
Gross product revenues	$9,466	$3,711	$19,022	$5,606
Discounts and allowances	(2,204)	(386)	(4,341)	(604)
Net product revenues	$7,262	$3,325	$14,681	$5,002

For the three and six months ended June 30, 2024 and 2023, the Company had three distributors that each represented more than 10% of net sales.

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the six months ended June 30, 2024, was as follows:

	Chargebacks,	Rebates, Returns, Customer
	Discounts for	Fees/Credits
	Prompt pay and	and Co-Pay
In thousands	Other allowances	Assistance	Totals
Balance at December 31, 2023	$365	$430	$795
Provision related to sales made in:
Current period	352	1,640	1,992
Prior periods	—	—	—
Payments and customer credits issued	(497)	(104)	(601)
Balance at March 31, 2024	$220	$1,966	$2,186
Provision related to sales made in:
Current period	175	2,644	2,819
Prior periods	—	—	—
Payments and customer credits issued	(66)	(2,614)	(2,680)
Balance at June 30, 2024	$329	$1,996	$2,325

The allowances for chargebacks, fees due to customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying condensed consolidated balance sheets.

Trade Receivables

The Company records gross trade receivables at the time of product sale to its customers. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company  determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated to each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer.  Customers in the United States are specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low. Sales abroad to non-specialty distributors have greater potential for losses. It is the policy of the Company to use a sliding scale to establish a reserve of its gross sales to non-specialty

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

distributors, based on aging category.  The Company had a balance in allowance for credit losses of $2,991 as of June 30, 2024.

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory and royalties the Company is required to pay to Oregon Health & Science University (“OHSU”) on all net sales of PEDMARK®. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for PEDMARK®. The Company considered regulatory approval of  PEDMARK® to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs for PEDMARK® incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs. After FDA approval in September 2022, the Company had various lots of PEDMARK® in various stages of production in connection with the product launch in the fourth quarter of 2022. As of June 30, 2024, the Company capitalized approximately $2.3 million of costs as inventory on the condensed consolidated balance sheet. Of the items capitalized, $0.4 million was capitalized as raw materials, $0.5 million was capitalized as work in process, $1.3 million was capitalized into finished goods, and $1.2 million of that being reclassified to cost of product sold.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2024, the Company had $43.0 million in cash, savings and money market accounts ($13.3 million at December 31, 2023). While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $0.25 million amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at June 30, 2024 and December 31, 2023 consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and term loans, the carrying values of which approximate fair value due to their relatively short time to maturity or interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

Common Shares and Warrants

As of June 30, 2024, the Company has 0.2 million warrants with a weighted average strike price of $7.71 outstanding to purchase common shares that have a weighted average life of 3.55 years.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.  As of June 30, 2024, we maintained a full valuation allowance against our deferred tax assets.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net income/(loss) per share is computed using the same method, except the weighted average number of common shares outstanding includes convertible debentures, restricted stock units, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods. Accordingly, warrants to purchase 150 of our common shares, restricted share units to purchase 445 of our common shares and options to purchase 5,228 of our common shares at June 30, 2024, were not included in earnings per share. Such warrants, options and convertible notes

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

would have an antidilutive effect. In 2023, warrants to purchase 150 of our common shares and options to purchase 4,887 common shares were excluded from the computation of loss per share as their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued amended guidance for improvements to reportable segment disclosures (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” that requires a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. The amended guidance is effective for fiscal years beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

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

3. Net Income/(Loss) Per Share

Net income/(loss) per common share is presented under two formats: basic net income/(loss) per common share and diluted income/(loss) per common share. Basic net income/(loss) per common share is computed by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common shares equivalents (e.g. convertible debt, stock options and warrants). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of convertible debt, restricted stock units, stock options and warrants. The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income/(loss)	$(5,553)	$(5,444)	$7,284	$(11,496)

Denominator:
Weighted-average common shares, basic	27,297	26,458	27,250	26,471
Dilutive effect of stock options	—	—	843	—
Dilutive effect of restricted share units	—	—	445	—
Dilutive effect of warrants	—	—	11	—
Dilutive effect of convertible debt	—	—	253	—
Incremental dilutive shares	—	—	1,552	—
Weighted-average common shares, diluted	27,297	26,458	30,354	26,471

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Net income/(loss) per share, basic and diluted	$(0.20)	$(0.21)	$0.24	$(0.43)

The following common stock equivalents, outstanding convertible debt, options and warrants were excluded from the computation of diluted net income/(loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Diluted Earnings Per Share
	Six Months Ended June 30,
	2024	2023
Options to purchase common shares	5,228	4,887
Convertible debt to purchase common shares	—	—
Restricted share units to purchase common shares	445	—
Warrants to purchase common shares	150	150

4.  Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three and six months ended June 30, 2024 and 2023, there were no warrants issued or exercised. Outstanding warrants have a weighted average life of 3.55 years on June 30, 2024. The following tables detail the Company’s warrant activity for the three and six months ended June 30, 2024, and 2023, respectively:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price
Outstanding December 31, 2023	150	$7.71
Issued	—	—
Outstanding March 31, 2024	150	$7.71
Issued	—	—
Outstanding June 30, 2024	150	$7.71

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price
Outstanding December 31, 2022	150	$7.71
Issued	—	—
Outstanding March 31, 2023	150	7.71
Issued	—	—
Outstanding June 30, 2023	150	$7.71

Equity Incentive Plan

The Compensation Committee of the Board of Directors administers the Company’s equity incentive plan (the “Plan”). The Compensation Committee designates eligible participants to be included under the Plan and approves the number of equity instruments to be granted from time to time under the Plan. Currently, the maximum number of equity instruments

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

issuable under the Plan, together with the Company’s prior stock option plan, is twenty-five percent (25%) of the total number of issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6,825 shares of common stock are authorized for issuance pursuant to stock options or other equity awards granted under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized contractor and employee expense from equity awards for the three and six month periods ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2023	2022
Employee options expense recognized	$925	$2,543	$2,116	$3,632
Total option expense recognized	$925	$2,543	$2,116	$3,632

Stock Option Activity

The following is a summary of option activity for the three and six months ended June 30, 2024 and 2023.

	Number of	Weighted-Average
Options	Options	Exercise Price
Outstanding at December 31, 2023	4,798	$6.27
Granted	45	7.29
Exercised	(75)	5.81
Forfeited	—	—
Outstanding at March 31, 2024	4,768	5.43
Granted	707	7.12
Exercised	(147)	2.36
Forfeited	(100)	8.00
Outstanding at June 30, 2024	5,228	$6.48

	Number of	Weighted-Average
Options	Options	Exercise Price
Outstanding at December 31, 2022	4,539	$5.13
Granted	580	8.12
Exercised	(49)	4.36
Forfeited	(38)	6.98
Outstanding at March 31, 2023	5,032	5.43
Granted	125	8.80
Exercised	(95)	5.60
Forfeited	(175)	7.51
Outstanding at June 30, 2023	4,887	$5.77

Of the 5,228 options granted and outstanding at June 30, 2024, 3,897 are fully vested and exercisable.

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

Valuation
Assumptions
Black-Scholes Model Assumptions	June 30, 2024
Expected dividend	-%
Risk free rate	4.40 - 5.01%
Expected volatility	45-65%
Expected life	1.5 - 6.0	years

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the three and six months ended June 30, 2024 and 2023. During the three and six months ended June 30, 2024, there were 21 and 68 RSUs released from restriction, respectively. For the same period in 2023, there were 1 and 17 RSUs forfeited by departing employees.  Vesting of RSUs vary from one to three years.

Number of
Restricted Share
RSUs Current Periods	Units
Outstanding at December 31, 2023	218
Awarded	17
Released	(21)
Outstanding at March 31, 2024	214
Awarded	299
Released	(68)
Forfeited	—
Outstanding at June 30, 2024	445

Number of
Restricted Share
RSUs Past Periods	Share Units
Outstanding at December 31, 2022	35
Awarded	264
Released	(1)
Outstanding at March 31, 2023	298
Awarded	98
Released	(3)
Forfeited	(17)
Outstanding at June 30, 2023	376

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

	Fair Value Measurement at June 30, 2024 and December 31, 2023
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other		Significant
	Instruments				Observable Inputs		Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2024		2023		2024	2023	2024	2023	2024	2023
Assets
Cash and cash equivalents	$646	(1)	$1,340	(1)	$42,408	$11,929	$—	$—	$43,054	$13,269
Processa common shares	$6	(2)	$25	(2)	$—	$—	$—	$—	$6	$25

(1)	The Company held approximately $42.4 million in money market accounts as of June 30, 2024. As of December 31, 2023, the Company held approximately $11.9 million in money market accounts.
(2)	The Company holds 41 unrestricted common shares of Processa Pharmaceuticals, Inc. (NASDAQ:PCSA), which it received as part of a royalty arrangement in 2020.

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

The term of the OHSU Agreement as amended by Amendment 1 expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec or 8 years, whichever is later. The Company now has a licensed product with regulatory approval that is covered by the Orphan Drug Designation, the parties amended the term of the agreement. PEDMARK® is currently protected by methods of use patents that the Company exclusively licensed from OHSU that expired in Europe in 2021 and that expire in the United States in 2038. The OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec also has the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement. The Company had accrued approximately $162 in royalty expense to OHSU for the six-month period ended June 30, 2024. Total amount accrued in royalty expense to OHSU as of June 30, 2024 was $399.

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

CIPLA Litigation

On December 1, 2022, we received a letter dated November 30, 2022, notifying us that CIPLA Ltd. and CIPLA USA (“CIPLA”) submitted to the FDA an ANDA (ANDA No. 218028) for a generic version of PEDMARK® (sodium thiosulfate solution) that contains Paragraph IV Certifications on two of our patents covering PEDMARK®: the OHSU licensed’‘190 Patent, expiration date January 2038; and our US 11,291,728 Patent (the “’728 Patent”), expiration date July 2039. On January 6, 2023, we received a letter dated January 5, 2023, notifying us that CIPLA submitted to the FDA a Paragraph IV Certification on our newly issued US 11,510,984 Patent (the “’984 Patent”). These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for PEDMARK®. The certifications allege these patents are invalid or will not be infringed by the manufacture, use, or sale of CIPLA’s sodium thiosulfate solution.

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

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

On January 10, 2023, we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:23-cv-00123), for infringement of the ’190 Patent, the ’728 Patent, and the ’984 Patent.  On April 20, 2023, we filed an Amended Complaint to assert infringement of the ’728 Patent and the ’984 Patent. On April 4, 2023, we were granted US 11,617,793 Patent (the “’793 Patent”) covering the formulation of the PEDMARK® product, which was listed in the Orange Book on or around April 17, 2023, and has an expiration date of July 2039.  On May 11, 2023, we received written notice of CIPLA’s Paragraph IV Certification as to the ’793 Patent, which was dated May 10, 2023, along with an enclosed statement of alleged factual and legal bases for stating that the ’793 Patent is invalid, unenforceable, and/or will not be infringed by CIPLA’s ANDA Product. On July 27, 2023, we filed a Second Amended Complaint to assert the ‘793 Patent. CIPLA filed an Answer to the Second Amended Complaint on August 31, 2023.

On April 23, 2024, we were granted US 11,964,018 Patent (the “’018 Patent) covering a method of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around May 8, 2024, and has an expiration date of July 2039. On May 28, 2024, we were granted US 11,992,530 Patent (the “’530 Patent”) covering a method of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 19, 2024, and has an expiration date of July 2039.  On June 4, 2024, we were granted US 11,998,604 Patent (the “’604 Patent”) covering a method of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 21, 2024, and has an expiration date of July 2039.

On June 13, 2024, we filed a Motion for Leave to File a Third Amended Complaint to focus the ANDA litigation against CIPLA on  the ’018 Patent and the ‘793 Patent only. The non-asserted patents remain listed in the Orange Book. On July 22, 2024, CIPLA filed a response indicating that they do not oppose our Motion for Leave to File a Third Amended Complaint. On July 30, 2024, the court granted us leave to file the Third Amended Complaint. On August 1, 2024, we received written notice of CIPLA’s Paragraph IV Certification on the ’530 Patent and ’604 Patent.

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

On August 1, 2023, the Company entered into a second Office Service Agreement (the “Second Office Service Agreement”) with Regus to lease office space in Dublin, Ireland. Per  the terms of the Second Office Service Agreement, the monthly rent payments are  $2. The Company was required to pay a security deposit of $5, which is the equivalent of two months’ rent. This lease will terminate on January 31, 2025.

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

June 30, 2024

Remaining lease terms (in months)	7
Discount rate	10%

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):
Year Ending December 31,
2024	$10
2025	2
12
Less imputed interest	2
Total lease liabilities	$10

Current operating lease liabilities	$12
Non-current operating lease liabilities	-
Total lease liabilities	$12

Employee Benefit Plan

In May 2021, the Company established the Fennec Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. As of June 30, 2024, the Company does not offer matching contributions.

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

On December 4, 2023, the Company closed a third tranche under the SPA in the amount of $5,000,000 and issued the Investor a Note in the same amount (the “Third Closing Note”) and the Third Closing Note is convertible at a price equal to $7.89 per share, which price was calculated on the same basis as the Second Closing Note.

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

Cash interest on outstanding principal shall accrue at a rate of prime, plus 4.5% per annum, from the date of funding (13% at June 30, 2024 and 13% as of December 31, 2023). Cash interest is due on the first business day of each calendar quarter (“Interest Date”). Payment-inkind (“PIK”) interest will commence on funding date and accrue at a rate of 3.5% per annum. PIK interest will stop accruing on August 24, 2024. Any accrued PIK interest shall remain outstanding and be payable on each Interest Date and be added to the outstanding principal amount. The Company has accrued $1.6 million in PIK interest and has classified the PIK interest in long-term liabilities.

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

Aggregate annual payments due on the SPA as of June 30, 2024 are as follows (in thousands):

Years Ending December 31,	Amount
2024	$—
2025	—
2026	—
2027	30,000
Payment in kind interest	2,022
Total future payments	32,022
Less: unamortized debt discount	(247)
Total term loan, net of debt discount	$31,775

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

8.   License Agreement

License Agreement with Norgine Pharma UK Limited

On March 17, 2024, the Company announced that, through its wholly-owned subsidiary, Fennec Pharmaceuticals, Inc. entered into a License and Supply Agreement (the “Agreement”) with Norgine Pharma UK Limited (“Norgine”), pursuant to which Norgine is granted an exclusive license to commercialize the Company’s product PEDMARQSI® (known as PEDMARK® in the United States) for all human indications in the European Economic Area, Switzerland, the United Kingdom, Australia and New Zealand (collectively, the “Territory”). On July 26, 2024, Norgine and Fennec amended the exclusive licensing agreement. The amended agreement maintains all principal payment terms with the primary addition of Norgine assuming responsibility for packaging and labeling of PEDMARQSI.

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

The Company evaluated the Agreement under ASC 606 and concluded that Norgine represents a customer in the transaction.  There were two performance obligations: a license of functional IP and a material right for future supply. The Company will allocate the transaction price, including currently unrecognized variable consideration, to the two performance obligations based on estimated standalone selling price, which was estimated using projected cash flows. The initial transaction price consisted of the non-refundable upfront payment, a portion of which was allocated to and recognized as License Revenue in the first quarter of 2024 as the requirements for revenue recognition under ASC 606 were met. The portion of the transaction price associated with the material right is deferred and reflected as deferred revenue in the condensed consolidated balance sheets. Deferred revenue associated with the material right is recognized as contract liabilities under the supply arrangement are made. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue or deferred as part of the material right in the period when the related sales threshold is met. All other milestones will be recognized as revenue or deferred as part of the material right immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized as revenue or deferred as part of the material right when the related sales occur. For the six months ended June 30, 2024, the Company did not recognize any milestone or royalty revenue payments from Norgine sales of PEDMARQSI® pursuant to the Agreement.

In conjunction with entering into the Agreement, the Company paid approximately $1.7 million in incremental costs, which were capitalized and recorded within other non-current assets.  The Company amortizes the asset over the period of

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

expected benefit using a systematic basis that reflects the pattern of transfer to the customer. A portion that represents the license was recognized immediately and is recorded within selling and marketing expense in the condensed consolidated statements of operations. As of June 30, 2024, $0.97 million in incremental cost was capitalized.

9.    Subsequent Events

On July 26, 2024, the Agreement with Norgine was amended and restated, pursuant to which Norgine assumed responsibility for packaging and labeling of PEDMARQSI for the Territory.

On August 5, 2024, the Company announced the appointment of Mr. Jeff Hackman as its Chief Executive Officer (CEO) and a member of the Board of Directors, effective on or about August 16, 2024. Jeff will guide Fennec’s strategic direction for operational success in the expansion of PEDMARK® use in community oncology and the adolescent and young adult (AYA) population. Mr. Raykov will remain on Fennec’s Board of Directors and will no longer serve as CEO upon Jeff Hackman’s appointment.

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

In June 2023, we received European Commission Marketing Authorization for PEDMARQSITM (known as PEDMARK® in the U.S.) Further, the decision included the receipt of a Pediatric Use Marketing Authorization (“PUMA”) in the European Union (“EU”) with up to 10 years of data and market protection.  The Company in conjunction with Norgine is currently preparing for an EU launch of PEDMARQSITM in the fourth quarter of 2024.

In the U.S., we sell our product through an experienced field force and medical science liaisons who are helping to educate the medical communities and patients about cisplatin induced ototoxicity and our programs supporting patient access to PEDMARK®. Now that we have obtained applicable regulatory approval to sell PEDMARK® in the U.S. and authorization from the European Commission Marketing Authorization for PEDMARQSITM in the EU, we recognize there may still be a need to establish collaborations that provide us with up-front payments, licensing fees, milestone payments, royalties, or other revenue.

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

We received Orphan Drug Exclusivity for PEDMARK® in January 2023, which provides seven years of market exclusivity from its FDA approval on September 20, 2022 until September 20, 2029. We currently have five patents listed for PEDMARK® in the FDA’s Orange Book. In September 2022, the USPTO issued Patent No. 11,291,728 (the “US ‘728

Patent”), in December 2022, the USPTO issued Patent No. 11,510,984 (“US ‘984 Patent”) and in April 2023, the USPTO issued Patent No. 11,671,793 (“US ‘793 Patent”) that covers PEDMARK® pharmaceutical formulation. Further, US 11,964,018 Patent (the “’US 018’ Patent) and US 11,992,530 Patent (the “US ’530 Patent”) covering methods of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer. The US ‘728 Patent, US ‘984 Patent, US ‘793. US ‘018 and US’530 patents will expire in 2039. We are also pursuing additional patent applications in both the U.S. and internationally for PEDMARK®.

PEDMARK® Product Overview

PEDMARK® is the first and only therapy approved by the FDA indicated to reduce the risk of ototoxicity associated with cisplatin treatment in pediatric patients with localized, non-metastatic, solid tumors. Further, PEDMARQSITM, known as PEDMARK® in the U.S., was granted marketing authorization by the European Commission in June 2023.  PEDMARK®  is a unique formulation of sodium thiosulfate in single-dose, ready-to-use vials for intravenous use in pediatric patients. PEDMARK® is also the only therapeutic agent with proven efficacy and safety data with an established dosing paradigm, across two open-label, randomized Phase 3 clinical studies, the Clinical Oncology Group (“COG”) Protocol ACCL0431 and SIOPEL 6.

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

Results of Operations

Three months ended June 30, 2024 versus three months ended June 30, 2023:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	June 30, 2024%		June 30, 2023%		Change
PEDMARK product sales, net	$7,262		$3,325		$3,937

Operating expenses:
Cost of product sales	608	5%	148	2%	460
Research and development	157	1%	8	—%	149
Selling and marketing	4,672	38%	2,340	29%	2,332
General and administration	6,864	56%	5,495	69%	1,369
Total operating expense	12,301	100%	7,991	100%	4,310
Loss from operations	(5,039)		(4,666)		(373)
Amortization expense	(23)		(73)		50
Interest expense	(1,044)		(825)		(219)
Unrealized foreign exchange (loss)/gain	(17)		5		(22)
Interest income	570		115		455
Net loss	$(5,553)		$(5,444)		$(109)

●	We reported net product sales for the three-month period ended June 30, 2024 of $7.3 million and gross profit of $6.7 million after applying cost of product sales of $0.6 million.

●	Research and development expenses increased by $0.15 million for the three months ended June 30, 2024, compared to the same period in 2023. Our research and development activities for this period consisted of costs associated with investigator initiated clinical trials. During the same period in 2023 and prior to approval of PEDMARK®, manufacturing costs pertaining to PEDMARK® were expensed to R&D expense in the period incurred, and following approval are reflected in inventory.

●	Selling and marketing expenses were $4.7 million for the three months ended June 30, 2024. Selling and marketing expenses include remuneration of our sales and marketing employees, dollars spent on marketing campaigns (sponsorships, trade shows, presentations, etc.), and any activities to support marketing and sales activities.

●	General and administrative expenses increased by $1.4 million compared to the same period in 2023, primarily due to an increase in consulting and professional costs and increased European pre-commercialization related expenses compared to same period in 2023.

●	Interest expense increased $0.2 million compared to the same period in 2023. This increase is associated with higher interest rates and higher debt levels as compared with the same period in 2023.
●	Additionally, we hold shares of Processa Pharmaceuticals, Inc. (“Processa”) (NASDAQ: PCSA) which are marked to market each balance sheet date and unrealized gains or losses are recognized at that time. The value of the Processa shares held by the Company decreased for the three month period ending June 30, 2024, as compared with the same period in 2023. Other losses were driven mainly by unrealized losses related to our foreign currency transactions. We have vendors that transact in Euros, Great British Pounds and Canadian Dollars.
●	There was an increase of $0.02 million in other losses for the three months ended June 30, 2024, compared to the same period in 2023. Amortization expense is also a non-cash expense and relates to amortization of the deferred issuance costs of the loan facilities with Petrichor. Amortization expense decreased by $0.05 million for the three months ended June 30, 2023 compared to the same period in 2023. Interest income increased by $0.5 million for the three months ended June 30, 2024, compared to the same period in 2023. This was driven mainly by higher interest rates for the three months ended June 30, 2024 compared to the same period in 2023.

Six months ended June 30, 2024 versus six months ended June 30, 2023:

	Six Months Ended		Six Months Ended
In thousands of U.S. Dollars	June 30, 2024%		June 30, 2023%		Change
PEDMARK product sales, net	$14,681		$5,002		$9,679
Licensing revenue	17,958		—		17,958
Total revenue	32,639		5,002		27,637

Operating expenses:
Cost of product sales	1,158	4%	243	—%	915
Research and development	160	—%	12	—%	148
Selling and marketing	9,881	41%	4,871	33%	5,010
General and administration	12,736	53%	9,812	66%	2,924
Total operating expenses	23,935	100%	14,938	100%	8,997
Income/(loss) from operations	8,704		(9,936)		18,640

Unrealized loss on securities	(11)		(30)		19
Amortization expense	(43)		(145)		102
Interest expense	(2,078)		(1,623)		(455)
Unrealized foreign exchange loss	(55)		14		(69)
Interest income	767		224		543
Net Income/ (loss)	$7,284		$(11,496)		$18,780

●	The Company recorded net product sales of $14.7 million and $18.0 million in licensing revenue related to the Norgine transaction for the six-month period ended June 30, 2024, compared to $5.0 million in product sales and no licensing revenue for the same period in 2023.
●	Selling and marketing expenses include distribution costs, logistics, shipping and insurance, advertising, wages commissions and out-of-pocket expenses. The Company recorded $9.9 million in selling and marketing expenses for the six-month period ended June 30, 2024, compared to $4.9 million for the same period in 2023. The increase is largely related to increased payroll and additional marketing expenses in the comparable period as the Company focused on expanding our initial outreach to community oncology centers and the adolescent and young adult (AYA) population, who can greatly benefit from our treatments compared to the prior year.
●	There was a $3.0 million increase in general and administrative expenses for the six-months ended June 30, 2024, compared to same period in 2023. There was an increase in consulting and professional costs compared to same period in 2023 which is largely attributable to increased European pre-commercialization related expenses and expenses associated with the Norgine transaction.
●	The value of the Processa shares held by us declined by $0.02 million for six-months ended June 30, 2024. The shares declined in value by $0.03 during same period in 2023. We acquired the Processa shares on October 30, 2020. The Processa shares are marked to market at each balance sheet date with the resulting change in value being booked as an unrealized gain or loss.
●	Amortization expense decreased by $0.1 million for six-months ended June 30, 2024, over the same period in 2023.

●	Interest expenses increased by $0.5 million for the six-month ended June 30, 2024 compared to same period in 2023. The increase was driven mainly by higher average debt balances and higher interest rates on long-term debt.
●	Interest income increased by $0.5 million for the six-months ended June 30, 2024, as compared to same period in 2023, due to higher cash balances and higher rates on money market accounts for the comparable periods.

Liquidity and Capital Resources

	As of	As of
Selected Asset and Liability Data (thousands):	June 30, 2024	December 31, 2023
Cash and equivalents	$43,054	$13,269
Other current assets	19,118	13,589
Current liabilities	7,749	7,553
Working capital (1)	54,423	19,305
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	209,361	206,380
Accumulated deficit	(211,961)	(219,245)
Stockholders’ deficit	(1,357)	(11,622)

Cash and cash equivalents were $43.0 million as of June 30, 2024, and $13.3 million at December 31, 2023. The increase in cash and cash equivalents between June 30, 2024 and December 31, 2023 is the result of cash outlays for operating expenses related to the promotion of our product, small amounts of research and development and general and administrative expenses, which were offset by cash inflows of $43.2 million from Norgine licensing deal, cash collections on product sales of $4.4 million and cash inflows of $1.0 million from various option exercises. There was an increase of $5.5 million in other current assets between June 30, 2024, and December 31, 2023, and an increase in current liabilities of $0.2 million. The overall result was an increase in working capital of $35.0 million.

The following table illustrates a summary of cash flows data for the six-month periods of June 30, 2024 and 2023:

Selected Cash Flow Data	Six Months Ended June 30,
(dollars and shares in thousands)	2024	2023
Net cash provided by / (used )in operating activities	$30,660	$(9,523)
Net cash provided by investing activities	—	—
Net cash provided / (used) by financing activities	(875)	707
Net cash flow	$29,785	$(8,816)

Net cash provided by operating activities for the six-month period ended June 30, 2024 and 2023, primarily reflected a net income of $7.2 million and a net loss of $13.3 million respectively. The six month income was adjusted for the add back of non-cash items consisting of $3.7 million and $3.8 million, respectively, in stock-based compensation expense, amortization of debt access fee of $0.7 million and $0.1 million, respectively, and addition of PIK interest of $0.8 million and zero, respectively, for the six months ended June 30, 2024, and 2023. For the six months ended June 30, 2024 there was an increase in other current assets of $5.5 million and $1.4 million during the same period in 2023. For the six months ended June 30, 2024, there was a net increase in current liabilities of $0.1 million, with a net decrease of $0.4 million during that same period in 2023. Six month cash flows provided by operating activities were $30.6 million and net cash flows used in operating activities were $9.5 million, respectively, for the periods ended June 30, 2024 and 2023.  Net cash used by financing activities for the six months ended June 30, 2024, were $0.9 million and net cash provided were $0.7 million, respectively. Net cash flows from the six month period ended June 30, 2024 and 2023, were positive $29.7 million, and negative $8.8 million, respectively.

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

Outstanding Share Information

Our outstanding share data as of June 30, 2024 and December 31, 2023 was as follows (in thousands):

	June 30,	December 31,
Outstanding Share Type	2024	2023	Change
Common shares	27,329	26,411	918
Warrants	150	150	—
Stock options	5,228	5,032	196
Total	32,707	31,593	1,114

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2024, we had approximately $0.9 million in our cash accounts and $42.2 million in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $0.25 million amount insured by the FDIC and may lose value.

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

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report. There have been no material changes to our critical accounting policies and use of estimates during the six months ended June 30, 2024.

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

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the fiscal years ended June 30, 2024, we used the following weighted average assumptions:

Valuation
Assumptions
Black-Scholes Model Assumptions	June 30, 2024
Expected dividend	-%
Risk free rate	4.40 - 5.01%
Expected volatility	45-65%
Expected life	1.5 - 6.0	years

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

Item 4. Controls and Procedures.

(a)                 Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2024.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company's disclosure controls and procedures were not effective because of a material weakness in the Company's internal control over financial reporting related to fees and allowances paid to distributors for distinct services.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management has concluded that, as of June 30, 2024, our internal controls over financial reporting were not effective because of the existence of a material weakness in internal control over financial reporting related to fees and allowances paid to distributors for distinct services.

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

The actions that the Company is taking are subject to ongoing senior management review as well as Audit Committee oversight. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in its controls. The Company has started to implement these steps including hiring additional full-time employee to assist with technical accounting and financial reporting; however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote (Note 6) to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 13, 2024, we issued a press release announcing our financial results for the quarter ended June 30, 2024. A copy of the news release is attached to this Quarterly Report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended June 30, 2024 (filed herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 13, 2024	By:	/s/ Rostislav Raykov
Rostislav Raykov
Chief Executive Officer
(principal executive officer)

Date: August 13, 2024	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)