Form 10-K
period 2024-12-31
FENNEC PHARMACEUTICALS INC.
filed 2025-03-26
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the registrant’s Common Shares as reported on the Nasdaq Capital Market on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $82,178,541 based upon a total of 13,449,843 shares held as of June 30, 2024 by persons believed to be non-affiliates of the registrant (for purposes of this calculation, all of the registrant’s officers, directors and 10% owners known to the registrant are deemed to be affiliates of the registrant).

As of March 24, 2025, there were 27,594,008 shares of the registrant’s Common Shares outstanding.

FENNEC PHARMACEUTICALS INC.

2024 FORM 10-K ANNUAL REPORT

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

Risks Related to Our Business

●	We have a history of significant losses and have generated limited revenue from the sale of products since our inception.
●	We may be required to conduct additional clinical trials for PEDMARK®, which would be costly and time-consuming to complete.
●	We may require additional financing to obtain additional regulatory approvals for and commercialize PEDMARK®, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate further product development, other operations, or commercialization efforts.
●	We may be the target of securities litigation, which may be costly and time-consuming to defend.
We have only recently transitioned from a development stage biopharmaceutical company to a commercial stage biopharmaceutical company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	Our business involves environmental risks and potential exposure to environmental liabilities.

Risks Related to Marketing Approval of Our Product Candidate

●	PEDMARK® has received marketing approval from the FDA and from the European Commission, but not from any additional foreign authorities. These approval processes are costly, time-consuming, and inherently unpredictable, and it is possible that our applications for marketing approval will be denied.

Risks Related to Commercialization of Our Product Candidate

●	Our success depends on our ability to successfully commercialize PEDMARK®. We are a single product company with only limited commercial experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
●	If we are unable to successfully commercialize PEDMARK®, our business, results of operations and financial condition may be materially adversely affected.
●	Our business is subject to substantial competition.
●	Our business may require additional capital.
●	The obligations incident to being a public company place significant demands on our management.
●	We are highly dependent on our small number of key personnel and advisors.
●	A pandemic or epidemic (including were there to be a resurgence of the COVID-19 pandemic) and the worldwide attempts to contain it could harm our business and results of operations and financial condition and we could be adversely impacted by it.
●	We face a risk of product liability claims and may not be able to obtain adequate insurance.
●	Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
●	Although we have received regulatory approvals for PEDMARK®, it still remains subject to continued regulatory review and could be subject to labeling and other restrictions.
●	Sales of PEDMARK® will depend on reimbursement by payers and these payers are subject to pressures to contain costs. In addition, coverage and reimbursement for PEDMARK® may be limited or unavailable in certain market segments.
●	PEDMARK® targets diseases with small patient populations and we may not be effective at identifying patients.
●	We may not be able to gain or maintain market acceptance of PEDMARK® among the medical community, patients, or payers.
●	If we fail to comply with applicable healthcare laws and regulations, we may be subject to investigations and civil or criminal penalties and could lose any regulatory approvals that we obtain for PEDMARK®.
●	Changes in healthcare laws and regulations, as well as changes in healthcare policy, could adversely affect our business.

Risks Related to Third Parties

●	We rely on third parties to supply raw materials, to conduct clinical trials, and to manufacture PEDMARK®. If these third parties fail to satisfactorily perform for us, or if they fail to comply with applicable legal and regulatory requirements, it could have a material adverse effect on our business.

Risks Related to Government Regulation

●	The regulatory approval process is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize PEDMARK® in all areas in which we are licensed to supply it.

●	We may face significant delays in our clinical studies and trials due to an inability to recruit patients for our clinical studies and trials or to retain patients in the clinical studies and trials we may perform.
●	If our third-party suppliers or contract manufacturers do not maintain appropriate standards of manufacturing in accordance with cGMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.
●	PEDMARK® is subject to ongoing regulatory review. If we fail to comply with continuing United States and applicable foreign regulations, we could lose approvals for PEDMARK®, and our business would be severely harmed.
●	Enacted and future legislation or judicial action may increase the difficulty and cost for us to commercialize PEDMARK® or any other drug candidates we may acquire or license and affect the prices we may obtain.
●	If we fail to obtain or subsequently maintain orphan drug exclusivity or regulatory exclusivity for PEDMARK® and any other orphan drug candidates we may acquire or license, our competitors may sell products to treat the same conditions at greatly reduced prices, and our revenues would be significantly adversely affected.
●	Changes to the Orphan Drug Act or successful legal challenges to the FDA’s interpretation of the Orphan Drug Act may affect our ability to obtain or subsequently maintain orphan drug exclusivity or may affect the scope orphan drug exclusivity for our product.
●	Our operations and relationships with healthcare providers, healthcare organizations, customers and third-party payors are subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Risks Related to Our Intellectual Property

●	We are dependent on our relationships and license agreements, and we rely upon the patent rights granted to us pursuant to the license agreements.
●	Our success will depend significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
●	If we cannot obtain new patents, maintain our existing patents, and protect our trade secrets and other intellectual property, our business and competitive position may be harmed.
●	Patent protection for PEDMARK® may expire before we are able to fully realize its commercial value.
●	We are currently and may in the future be the target of patent litigation, which may be costly and time-consuming to defend.
●	Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect PEDMARK®.
●	If we are found to be infringing third-party patents, we may be forced to pay damages and/or obtain a license. If we cannot obtain a license, we may be prevented from the manufacture and sale of PEDMARK®.
●	It is possible that we could lose market exclusivity for PEDMARK® earlier than expected.

Risks Related to Our Industry

●	Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	The biotechnology and pharmaceutical industry, and in particular the field of cancer therapeutics where we are focused, is highly competitive. We face significant competition from other pharmaceutical, biopharmaceutical, and biotechnology companies, many of which have significantly greater financial, technical, and human resources than we do and may be better equipped to develop, manufacture, and market products.

Risks Related to Information Technology

●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
●	Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.

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

Item 1.      Business

Overview

Fennec Pharmaceuticals Inc., a corporation existing under the laws of British Columbia, was originally formed under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec is a commercial stage specialty pharmaceutical company with one FDA approved and European Commission approved product, PEDMARK® in the U.S. and PEDMARQSI®, which is the branded name for PEDMARK® outside of the U.S. (collectively, “PEDMARK”), developed to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. The Company has four wholly owned subsidiaries: Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian corporation, and Fennec Pharmaceuticals (EU) Limited, an Ireland company (“Fennec Limited”). With the exception of Fennec Pharmaceuticals, Inc. and Fennec Limited, all subsidiaries are inactive. On September 20, 2022, we received approval from the FDA for PEDMARK® (sodium thiosulfate injection). This approval makes PEDMARK® the first and only treatment approved by the FDA in this area of significant unmet medical need.  On October 17, 2022, we announced commercial availability of PEDMARK® in the United States. Further, PEDMARQSI® received European Commission Marketing Authorization in June 2023 and received U.K. approval in October 2023.

In March 2024, we announced that we entered into an agreement with Norgine Pharma UK Limited (“Norgine”), a leading European specialist pharmaceutical company. This is an exclusive licensing agreement under which Norgine will commercialize PEDMARQSI® in Europe, Australia and New Zealand. PEDMARQSI® is the first and only approved therapy in the EU and U.K. for the prevention of ototoxicity (hearing loss) induced by cisplatin chemotherapy in patients 1 month to < 18 years of age with localized, non-metastatic solid tumors.

Under the terms of the Norgine licensing agreement, Fennec received approximately $43 million in upfront consideration and may receive up to approximately $230 million in additional commercial and regulatory milestone payments and double-digit tiered royalties (up to the mid-twenties) on net sales of PEDMARQSI® in the licensed territories. Norgine will be responsible for all commercialization activities in the licensed territories and will hold all marketing authorizations in the licensed territories.

In the United States, we sell our product through an experienced field force including Regional Pediatric Oncology Specialists and medical science liaisons who are helping to educate the medical communities and patients about cisplatin induced ototoxicity and our programs supporting patient access to PEDMARK®.

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

We received Orphan Drug Exclusivity for PEDMARK® in January 2023, which provides seven years of market exclusivity from its FDA approval on September 20, 2022, until September 20, 2029. We currently have six patents listed for PEDMARK® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (“FDA Orange Book”). In September 2022, the United States Patent and Trademark Office (“USPTO”) issued Patent No. 11,291,728 (the “US ‘728 Patent”), in December 2022, the USPTO issued Patent No. 11,510,984 (“US ‘984 Patent”) and in April 2023, the USPTO issued Patent No. 11,671,793 (“US ‘793 Patent”) that covers PEDMARK® pharmaceutical formulation. Further, additional issued patents included US 11,964,018 Patent (the “US ‘018 Patent) and US 11,992,530 Patent (the “US ‘530 Patent”) and US 11,998,604 Patent (the “US ‘604 Patent”) covering methods of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer. The US ‘728, US ‘984, US ‘793, US ‘018, US ‘530 and US ‘604 Patents will expire in 2039. We are also pursuing additional patent applications in both the U.S. and internationally for PEDMARK®.

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

In the United States, PEDMARK® is the first and only therapy approved to mitigate the risk of ototoxicity associated with cisplatin in pediatric patients aged one month and older with localized, non-metastatic solid tumors. Further, the National Comprehensive Cancer Network (NCCN) recommended the use of PEDMARK® to reduce the risk of cisplatin-induced ototoxicity in patients with localized, non-metastatic solid tumors (category 2A) for Adolescent and Young Adult (AYA) Oncology. As of January 2025, all medical compendia have incorporated Fennec’s clinical updates, and AHFS, the largest online platform for pharmacists, has updated its content to reflect and differentiate PEDMARK® in accordance with its labeling.

PEDMARK® is the first and only FDA- and EMA-approved agent designed to reduce the risk of cisplatin-induced hearing loss (CIO) in children with localized solid tumors. The strategic imperatives driving the execution of PEDMARK®’s strategy include increasing awareness of unmet patient needs and emphasizing the importance of preventing CIO among oncologists. A key goal is to establish PEDMARK® as the standard of care (SOC) for all CIO prevention. Additionally, efforts focus on expanding adoption beyond oncologists by ensuring healthcare providers (HCPs) gain confidence in and have positive experiences with PEDMARK®. Ensuring seamless access for advocacy groups, payers, and providers is also a priority, along with activating patients and caregivers through disease education to drive demand for PEDMARK®. Key activities supporting these objectives include an expanded sales team with a strong track record in both academic and community settings, partnerships with group purchasing organizations, and specialty pharmacy offerings such as home infusions, white bag delivery, and direct billing. Furthermore, digital materials, a digital speaker bureau to engage pediatric oncologists, audiologists, nurses, and pharmacists, along with a patient access services hub and ongoing support from advocacy groups, are all integral components of the strategy.

In the U.S. and Europe, it is estimated that more than 10,000 pediatric may receive platinum-based chemotherapy on an annual basis. The incidence of ototoxicity depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. PEDMARK® is the first and only therapy approved to mitigate the risk of ototoxicity associated with cisplatin, a form of platinum based chemotherapy, in pediatric patients aged one month and older with localized, non-metastatic solid tumors. Beyond the use of PEDMARK, only expensive, technically difficult, and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children that suffer ototoxicity at critical stages of development lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

The U.S. pediatric oncology landscape includes approximately 200 targeted pediatric hospital centers, such as those within the Children's Oncology Group (COG), National Cancer Institute (NCI), and National Comprehensive Cancer Network (NCCN) institutions. Around 80% of pediatric cancer patients receive treatment at these key centers.

The Adolescent and Young Adult (AYA) oncology patient is defined as an individual between the ages of 15 and 39 at the time of initial cancer diagnosis. In the U.S., Fennec estimates that approximately 20,000 cisplatin chemotherapy patients are treated annually with the primary tumor types of thyroid cancer, breast cancer, germ cell cancer and testicular cancer.

The U.S. Adolescent and Young Adult (AYA) oncology landscape is shaped by a combination of academic and community centers across the nation. Academic institutions play a critical role in establishing the treatment framework, with 72 NCI-designated academic centers treating approximately 20% of AYA oncology patients. In contrast, around 80% of patients are treated at 3,750 community centers throughout the country.

Cisplatin Induced Ototoxicity (“CIO”)

Cisplatin and other platinum compounds are essential chemotherapeutic agents for the treatment of many pediatric and adult malignancies. Unfortunately, platinum-based therapies can cause ototoxicity, or hearing loss, which is permanent, irreversible, and particularly harmful to the survivors of pediatric cancer.

The incidence of ototoxicity depends upon the dose and duration of chemotherapy, and many of these patients require lifelong hearing aids or cochlear implants, which can be helpful for some, but do not reverse the hearing loss and can be costly over time. Infants and young children that are affected by ototoxicity at critical stages of development lack speech and language development and literacy, and older children and adolescents often lack social-emotional development and educational achievement.

It is estimated that greater than 50% of pediatric patients may suffer permanent hearing loss as a result of CIO and approximately 40-80% of adult patients may suffer permanent hearing loss as a result of CIO.

European Commission Marketing Authorization

PEDMARQSI® (PEDMARK® brand name in Europe) received European Commission Marketing Authorization in June 2023 and received U.K. approval in October 2023.

As previously noted, in March 2024, we entered into an agreement with Norgine, a leading European specialist pharmaceutical company. This is an exclusive licensing agreement under which Norgine will commercialize PEDMARQSI® in Europe, Australia and New Zealand. PEDMARQSI® is the first and only approved therapy in the EU and U.K. for the prevention of ototoxicity (hearing loss) induced by cisplatin chemotherapy in patients 1 month to < 18 years of age with localized, non-metastatic solid tumors.

Under the terms of the licensing agreement, Fennec received approximately $43 million in upfront consideration and may receive up to approximately $230 million in additional commercial and regulatory milestone payments and double-digit tiered royalties on net sales of PEDMARQSI® in the licensed territories up to the mid-twenties. Norgine will be responsible for all commercialization activities in the licensed territories and will hold all marketing authorizations in the licensed territories.

Most recently, in December 2024, PEDMARQSI received positive final draft guidance from the National Institute for Health and Care Excellence (NICE). Further, in February 2025, Norgine announced the launch of PEDMARQSI in Germany.

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

Intellectual Property

Patent Coverage

Patents are important to developing and protecting our competitive position. Our general policy is to seek patent protection in the United States, Europe, U.K., China, Japan, Canada and other jurisdictions as appropriate for our compounds and methods. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest (priority) application was filed. The duration of foreign patents may vary in accordance with local law.

Our current patent portfolio reflects our strategy to expand and diversify our intellectual property to obtain protection for our PEDMARK® product.

We currently have six patents listed for PEDMARK® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (“FDA Orange Book”). In September 2022, the United States Patent and Trademark Office (“USPTO”) issued Patent No. 11,291,728 (the “US ‘728 Patent”), in December 2022, the USPTO issued Patent No. 11,510,984 (“US ‘984 Patent”) and in April 2023, the USPTO issued Patent No. 11,671,793 (“US ‘793 Patent”) that covers PEDMARK® pharmaceutical formulation. Further, additional issued patents included US 11,964,018 Patent (the “US ‘018 Patent) and US 11,992,530 Patent (the “US ‘530 Patent”) and US 11,998,604 Patent (the “US ‘604 Patent”) covering methods of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer. The US ‘728, US ‘984, US ‘793, US ‘018, US ‘530 and US ‘604 Patents will expire in 2039. We are also pursuing additional patent applications in both the U.S. and internationally for PEDMARK®. Additional applications from these patents are pending in Australia, Brazil, Canada, China, the European Patent Office (EPO), Hong Kong, Israel, Japan, South Korea, Mexico, Malaysia, New Zealand, Russia, Singapore, and Thailand. Applications from these patent families, where granted, valid, and enforceable, will expire in July 2039, exclusive of any patent term adjustment or extension.

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

On November 5, 2024, the European Patent Office notified Fennec of its intent to grant European Patent Application No 19830950.2, which covers the pharmaceutical formulation of PEDMARQSI® (EU Brand name for PEDMARK®). This patent, when granted, will expire in July 2039, unless held invalid or unenforceable by a court of final jurisdiction.

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

Fennec’s Sodium Thiosulfate Patents and FDA Orange Book Listings

On April 5, 2022, the USPTO issued U.S. Patent No. 11,291,728 (the “US ‘728 Patent”) that covers the PEDMARK® pharmaceutical formulation. On November 9, 2022, the USPTO issued U.S. Patent No. 11,510,984 (the “US ‘984 Patent”) that also covers the PEDMARK® pharmaceutical formulation.  On April 4, 2023, the USPTO issued U.S. Patent No. 11,617,793 (the “US ‘793 Patent”) that covers the PEDMARK® pharmaceutical formulation.  The USPTO has also issued U.S. Patent No. 11,964,018 (the “US ‘018 Patent”) (issued April 23, 2024), U.S. Patent No. 11,992,530 (the “US ‘530 Patent”) (issued May 28, 2024), and U.S. Patent No. 11,998,604 (the “US ‘604 Patent”) (issued June 4, 2024), which cover the use of PEDMARK® pharmaceutical formulations for reducing ototoxicity in a pediatric patient receiving cisplatin for the treatment of a localized cancer.  Each of these patents has been listed in the United States Food and Drug Administration’s Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”).  These patents where granted will expire in July 2039, exclusive of patent term adjustment and/or extension, unless held invalid or unenforceable by a court of final jurisdiction.

We own five additional pending US patent applications directed to additional sodium thiosulfate pharmaceutical formulations and methods of treatment using such formulations.  These patents, if granted, will expire in July 2039, exclusive of patent term adjustment and/or extension, unless held invalid or unenforceable by a court of final jurisdiction.

On October 29, 2021, Hope Medical Enterprises, Inc. (“Hope”) filed a Petition for inter partes review (IPR2022-00125) to invalidate our wholly owned U.S. Patent No. 10,792,363 (the “US ‘363 Patent”), which relates to an anhydrous form of STS and its method of manufacture, which is the active pharmaceutical ingredient in the PEDMARK® product. The US ‘363 Patent was issued October 6, 2020. During the US ‘363 Patent IPR, we disclaimed the patent claims directed to the anhydrous morphic form of STS and continued with claims directed to its method of manufacture. The validity of these method of manufacturing claims was affirmed by the PTAB in a Written Decision in favor of Fennec in September 2023.

We have exclusively licensed from Oregon Health and Sciences University U.S. Patent No. 10,596,190 (the “US ‘190 Patent”).  On April 18, 2023, the PTAB invalidated the only claim of the US ‘190 Patent.  The final written decision became effective June 20, 2023.  The US ‘190 Patent was previously listed in Orange Book.  In light of PTAB’s final written decision on the invalidity of the US ‘190 Patent, we requested that the FDA remove the US ‘190 Patent from the Orange Book. Two United States patent applications claiming priority through the US ‘190 Patent remain pending at the USPTO, and if granted, will be eligible for listing in the Orange Book.

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

CIPLA ANDA Litigation

On December 1, 2022, we received a letter dated November 30, 2022, notifying us that CIPLA Ltd. and CIPLA USA (“CIPLA”) submitted to the FDA an ANDA (ANDA No. 218028) for a generic version of PEDMARK® (sodium thiosulfate solution) that contained Paragraph IV Certifications on two of our patents covering PEDMARK®: the OHSU licensed ‘190 Patent, expiration date January 2038; and our US 11,291,728 Patent (the “ ’728 Patent”), expiration date July 2039. On January 6, 2023, we received a letter dated January 5, 2023, notifying us that CIPLA submitted to the FDA a Paragraph IV Certification on our newly issued US 11,510,984 Patent (the “ ’984 Patent”). These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for PEDMARK®. The certifications allege these patents are invalid or will not be infringed by the manufacture, use, or sale of CIPLA’s sodium thiosulfate solution.

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

On January 10, 2023, we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:23-cv-00123), for infringement of the US ‘190 Patent, the US ‘728 Patent, and the US ‘984 Patent.  On April 20, 2023, we filed an Amended Complaint to assert infringement of the ’728 Patent and the ’984 Patent. On April 4, 2023, we were granted US 11,617,793 Patent (the “US ‘793 Patent”) covering the formulation of the PEDMARK product, which was listed in the Orange Book on or around April 17, 2023, and has an expiration date of July 2039.  On May 11, 2023, we received written notice of CIPLA’s Paragraph IV Certification as to the US ‘793 Patent, which was dated May 10, 2023, along with an enclosed statement of alleged factual and legal bases for stating that the US ‘793 Patent is invalid, unenforceable, and/or will not be infringed by CIPLA’s ANDA Product. On July 27, 2023, we filed a Second Amended Complaint to assert the US ‘793 Patent. CIPLA filed an Answer to the Second Amended Complaint on August 31, 2023.

On April 23, 2024, we were granted US 11,964,018 Patent (the “ ’018 Patent) covering a method of using our PEDMARK product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around May 8, 2024, and has an expiration date of July 2039. On May 28, 2024, we were granted US 11,992,530 Patent (the “ ’530 Patent”) covering a method of using our PEDMARK product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 20, 2024, and has an expiration date of July 2039.  On June 4, 2024, we were granted US 11,998,604 Patent (the “ ’604 Patent”) covering a method of using our PEDMARK product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 24, 2024, and has an expiration date of July 2039.

On June 13, 2024, we filed a Motion for Leave to File a Third Amended Complaint to focus the ANDA litigation against CIPLA on the US ’018 Patent and the US ‘793 Patent only. The non-asserted patents remain listed in the Orange Book. On July 22, 2024, CIPLA filed a response indicating that they do not oppose our Motion for Leave to File a Third Amended Complaint. On July 30, 2024, the court granted us leave to file the Third Amended Complaint, which we filed on September 16, 2024.

In coordination with the Third Amended Complaint, we entered into a covenant not to sue CIPLA on the US ‘363 Patent, ‘728 Patent, US ‘984 Patent, US ‘530 Patent, and US ‘604 Patent, subject to the limitation that such shall not apply to the extent CIPLA alters the product or formulation described in its FDA ANDA application. The suit is ongoing.

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

We are not aware of any commercially available agents that reduce the incidence of hearing loss associated with the use of platinum-based anti-cancer agents, which is the purpose of PEDMARK®. However, there are several potential competitive agents with activity in preclinical or limited clinical settings. These include: D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings but was demonstrated to be inferior to PEDMARK® in comparative studies; SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals for noise and age-related hearing loss but in early Phase II trials for chemotherapy related hearing loss, which mimics glutathione peroxidase and induces the intracellular induction of glutathione; N-acetylcysteine and amifostine, which have shown effectiveness (but less than PEDMARK®) in experimental systems; and Vitamin E, salicylate and tiopronin, which have all demonstrated moderate activity in rat models to protect against cisplatin-induced ototoxicity, but no clinical trials have been completed, and DB-020, a clinical stage candidate completed a Phase1b trial by Decibel Therapeutics with future development unclear. Cochlear implants, which are small electronic devices that are surgically placed in the inner ear to assist with certain types of deafness, are utilized to offer some relief for hearing loss associated with the use of platinum-based anti-cancer agents, but are often suboptimal.

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

In general, our ability to compete depends in large part upon:

●	our ability to maintain regulatory approvals for PEDMARK®in the U.S., EU and other global markets;
●	our ability to obtain regulatory approvals for PEDMARK®in target markets outside of the U.S., EU and other global markets;
●	the demonstrated efficacy, safety and reliability of our drug candidate;
●	the timing and scope of regulatory approvals;
●	product acceptance by physicians and other health care providers;
●	the willingness of payors to reimburse for our product;
●	protection of our proprietary rights and the level of generic competition;
●	our ability to supply commercial quantities of our product to the market;
●	our ability to obtain reimbursement from private and/or public insurance entities for product use in approved indications;
●	our ability to recruit and retain skilled employees; and
●	the availability of capital resources to fund our development and commercialization activities, including the availability of funding from the federal government.

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

Orange Book Listing

In seeking approval for a drug through a New Drug Application (“NDA”), applicants are required to list with the FDA each patent with claims covering the applicant’s product or approved methods of using the product. Upon approval of a drug, each of the patents listed in the application for the drug are then published in the FDA Orange Book. Drugs listed in the FDA Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the FDA Orange Book for the referenced product has expired.

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

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the FDA Orange Book, there cannot be a Paragraph IV certification, and, thus, no ANDA can be filed before the expiration of the exclusivity period.

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

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA Orange Book to the same extent that an ANDA applicant would. A Section 505(b)(2) NDA may be eligible for three years of marketing exclusivity to the same extent that a Section 505(b)(1) NDA is.

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

There are also user fees for ANDA applicants, sponsors, and manufacturers. For fiscal year 2024, the application fees are $252,453 per ANDA application and the facility fees are $220,427 per domestic finished dosage form facility, $235,427 per foreign finished dosage form facility, $40,464 per domestic active pharmaceutical ingredient facility, and $55,464 per foreign active pharmaceutical ingredient facility. In addition, there is a new annual program fee based on the size of the generic drug applicant. These user fees typically increase each fiscal year.

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

Government Programs for Marketed Drugs

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (“AMP”) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. To date, the rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap was eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug. For non-innovator products, generally generic drugs marketed under approved abbreviated new drug applications, the basic rebate amount is 13% of the AMP for the quarter. Non-innovator products are also subject to an additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non- innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013). The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

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

Human Capital Management

We are dedicated to making a meaningful impact on the lives of those suffering from pediatric cancer, and we believe in putting patients first in everything we do. To facilitate talent attraction and retention, we strive to make Fennec an inclusive, safe, and healthy workplace, with opportunities for employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs. Our goal in selecting employees is to retain high quality personnel with substantial prior experience who understand and support our mission as a company to develop and commercialize innovative therapies for patients with rare, oncology related and orphan diseases and who are willing to work hard and in a collaborative manner to further that mission.

Employee Profile

As of December 31, 2024, we had approximately 32 employees, 20 of whom are in our commercial organization, 1 of whom are in our R&D organization, and the rest of whom are in our G&A organization. We also utilize the services of several full-time consultants who work with our commercial organization. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

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

We have historically had relationships with contract research organizations (“CROs”), universities and other institutions, which we utilize to perform many of the day-to-day activities associated with our drug development. Where possible, we have sought to include leading scientific investigators and advisors to enhance our internal capabilities. Research and development issues are reviewed internally by our executive management and supporting scientific team.

Research and development expenses totaled $0.31 and $0.06 million for the fiscal years ended December 31, 2024 and 2023, respectively. We have decreased our research and development expenses related to PEDMARK® as our efforts have shifted to commercial readiness and launch activities.

PEDMARK® still requires significant, time-consuming and costly research and development, testing and regulatory clearances globally. In developing PEDMARK®, we are subject to risks of failure that are inherent in the development of products based on innovative technologies. For example, it is possible that our product candidate will be ineffective or toxic, or will otherwise fail to receive or, where received, maintain  the necessary regulatory clearances. There is a risk that PEDMARK® will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our product candidate or that others will market a superior or equivalent product. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete future development of PEDMARK®.

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

To date, we have been engaged primarily in research and development activities. We have incurred significant operating losses every year since our inception in September 1996. We reported a net loss of approximately $0.44 million for the year ended December 31, 2024 and reported a net loss of approximately $16.05 million for the year ended December 31, 2023. At December 31, 2024, we had an accumulated deficit of approximately $219.7 million. We anticipate potentially incurring substantial additional losses due to the need to spend substantial amounts on activities required for commercialization of PEDMARK®  in the U.S. and regulatory approvals of PEDMARK® outside of the U.S., as well as the preparation for potential commercial launch preparation of PEDMARK® outside of the U.S., anticipated research and development activities, and general and administrative expenses, among other factors.  We may never achieve or sustain profitability on an ongoing basis.

PEDMARK® is currently our only product and there is no assurance that we will successfully develop PEDMARK® into a commercially viable product.

Since our formation in September 1996, we have engaged in research and development programs. We have recently begun to generate revenue from product sales in the United States after regulatory approval of PEDMARK® in late 2022. PEDMARK® is currently our only product. There can be no assurance that the research we fund and manage will lead PEDMARK® or any future product candidate to become a commercially viable product. We have completed two-Phase 3 studies for PEDMARK®. PEDMARQSI has also been approved in the EU and U.K. We anticipate potential substantial regulatory review prior to the commercialization of PEDMARK® outside of the United States, E.U. and U.K. We anticipate substantial regulatory review prior to the commercialization of PEDMARK® outside of the United States.

We may require additional financing to obtain marketing approval of PEDMARK® and commercialize PEDMARK® abroad and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts outside of the United States.

Based on available resources, we believe that our cash and cash equivalents of $26.6 million available as of December 31, 2024 are sufficient to fund our anticipated operating and capital requirements for at least the next 12 months. Moreover, we expect to continue to incur losses for the foreseeable future as we continue our development of and seek marketing approvals for PEDMARK® outside of the United States, E.U. and U.K. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed. If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common shares or other securities. If we cannot raise sufficient capital when necessary, we will likely have to curtail operations and you may lose part or all of your investment.

Our success depends on our ability to successfully commercialize PEDMARK®. We are a single product company with only limited commercial experience, which makes it difficult to evaluate our current business, predict our future prospects, and forecast our financial performance and growth.

We have invested a significant portion of our efforts and financial resources to date into the development and commercialization of our only product, PEDMARK®. Our success depends on our ability to effectively commercialize PEDMARK®, and we expect that all of our product revenues in the foreseeable future will be from sales of PEDMARK®. Continued commercialization of PEDMARK® is subject to many risks. Until we launched PEDMARK®, we had never launched or commercialized a product, and there is no guarantee that we will be able to achieve profitability and become cash flow positive based on our sales of PEDMARK®. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market growth potential, including by pharmaceutical companies with more resources and experience than we have. The long term commercial success of PEDMARK® depends on the extent to which patients and physicians accept and adopt PEDMARK®. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take PEDMARK®, or if patients discontinue from use of the medication at rates that are higher than we expect, or if payers decide not to reimburse for our product, the commercial potential of PEDMARK® will be limited. Thus, significant uncertainty remains regarding the ultimate commercial potential of PEDMARK®.

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

We and our third-party manufacturers are also required to comply with the applicable cGMP regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities, which we outsource to third parties, must be approved by the FDA before they can be used to manufacture our product, and they are subject to additional FDA inspection. The complete response letters (“CRL”) that we received from the FDA in August 2020 and in November 2021 as a result of deficiencies in the third-party manufacturing facility that manufactures PEDMARK® on our behalf is a specific example of the risks associated with our third-party manufacturers.

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

PEDMARK® is currently protected by six patents owned by us that expires in 2039. Further, patents are currently pending in the United States and other territories. In addition, periods of marketing exclusivity for PEDMARK® have been granted in the United States under orphan drug exclusivity and in Europe under PUMA.

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

Litigation may also be necessary to enforce or defend patents issued or licensed to us or our collaborators or to determine the scope and validity of a third party’s proprietary rights. By example we have outstanding litigation against CIPLA, as described elsewhere in this Annual Report. We could incur substantial costs if litigation is required to defend ourselves in patent suits brought by third parties, if we participate in patent suits brought against or initiated by our collaborators, or if we initiate such suits. We might not prevail in any such action. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject us to significant liabilities, require disputed rights to be licensed from other parties or require us or our collaborators to cease using certain technology or products. Any of these events would likely have a material adverse effect on our business, financial condition and results of operations.

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

We plan to continue to rely on contract manufacturers for the foreseeable future to produce quantities of products and substances necessary for research and development, preclinical trials, human clinical trials and product commercialization, and to perform their obligations in a timely manner and in accordance with applicable government regulations. If we develop any product with commercial potential, we will need to develop the facilities to independently manufacture such product or products or secure arrangements with third parties to manufacture them. We may not be able to independently develop manufacturing capabilities or obtain favorable terms for the manufacture of our product. While we intend to contract for the commercial manufacture of our product, we may not be able to identify and qualify contractors or obtain favorable contracting terms. We or our contract manufacturers may also fail to meet required manufacturing standards, which could result in delays or failures in product delivery, increased costs, injury or death to patients, product recalls or withdrawals and other problems that could significantly hurt our business. The CRLs that we received from the FDA in August 2020 and November 2021 as a result of deficiencies in the third-party manufacturing facility that manufactured PEDMARK® on our behalf is a specific example of the risks associated with our third-party manufacturers. We intend to maintain a second source for back-up commercial manufacturing, wherever feasible. However, if a replacement to our future internal or contract manufacturers were required, the ability to establish second-sourcing or find a replacement manufacturer may be difficult due to the lead times generally required to manufacture drugs and the need for FDA compliance inspections and approvals of any replacement manufacturer, all of which factors could result in production delays and additional commercialization costs. Such lead times would vary based on the situation but might be twelve months or longer.

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

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security purchasers have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like us have experienced significant stock price volatility in recent years. Specifically, we were named in putative securities class action complaints as a result of the decline in our stock price following the August 2020 announcement that we had received a CRL from the FDA regarding our NDA for PEDMARK® and as result of the decline in our stock price following the November 2021 announcement that we expected to receive another CRL from the FDA regarding our NDA for PEDMARK®. Both of these cases have been dismissed and closed. Our insurance coverage may be insufficient to cover all legal fees, judgments or settlements. If the outcome of any such litigation is unfavorable, it could result in us paying significant damages or settlement payments, which could have a material adverse effect on our financial condition.

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

Our articles limit, to the maximum extent permitted under British Columbia law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our articles provide that we will indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law. The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising in circumstances where the officer or director did not act honestly and in good faith with a view to the best interests of the company or the associated corporation, as the case may be, or in the case of a proceeding other than a civil proceeding, if the officer or director did not have reasonable grounds for believing that the eligible party's conduct in respect of which the proceeding was brought was lawful), to advance their expenses incurred as a result of certain proceedings against them as to which they could be indemnified and to obtain directors’ and officers’ insurance.

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

Nevertheless, limitations of director liability may be viewed as limiting the rights of stockholders, and the broad scope of the indemnification provisions contained in articles and bylaws could result in increased expenses. Our board of directors believes, however, that these provisions will provide a better balancing of the legal obligations of, and protections for, directors and will contribute positively to the quality and stability of our corporate governance. We believe that the benefit to stockholders of improved corporate governance outweighs any possible adverse effects on stockholders of reducing the exposure of directors to liability and broadened indemnification rights.

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

PEDMARK® targets a small patient population. A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration. Typically, drugs for conditions with small prevalence have higher prices in order to generate a return on investment, and as a result, the per-patient prices at which we sell PEDMARK® are relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins, and high per patient prices could drive physicians to seek out compounding pharmacies to provide compounded sodium thiosulfate to fill their prescriptions rather than PEDMARK®, thereby lowering the PEDMARK® market share or penetration in the market. There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining or maintaining high per-patient prices for PEDMARK® for a small patient populations. Further, even if we obtain significant market share for PEDMARK®, because the potential target populations are very small, we may not be able to obtain profitability despite obtaining such significant market share.

We face a risk of product liability claims and may not be able to obtain adequate insurance.

Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and/or sale of our drug product. Patients have received substantial damage awards in some jurisdictions against pharmaceutical companies based on claims for injuries allegedly caused by the use of drug products used in clinical trials or after FDA approval. Liability claims may be expensive to defend and may result in large judgments against us. We currently carry liability insurance that we believe to be adequate. Our insurance may not reimburse us for certain claims or the coverage may not be sufficient to cover claims made against us. We cannot predict all of the possible harms or side effects that may result from the use of our drug product, or any potential future products we may acquire and use in clinical trials or after FDA approval and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our product, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price.

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

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval outside the United States, to the satisfaction of the foreign regulatory authorities, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In September 2022, we obtained approval of our NDA from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission of an NDA, but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate generally must be inspected by the FDA to ensure compliance with the applicable cGMP requirements (for example, see the discussion elsewhere concerning the CRL we received from the FDA in August, 2020). The FDA and the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, cGCP. In June 2023, we obtained approval for PEDMARQSI® in the European Union and in October 2023 in the U.K.

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

Additionally, in response to controversies regarding pricing of drug products, there has been a recent push to propose legislation, both on state and federal levels, that would require greater disclosure as to the reasoning behind drug prices and, in some cases, could give state or federal-level commissions the right to impose cost controls on certain drugs. These and other new provisions are likely to continue the pressure on pharmaceutical pricing, may require us to modify our business practices with healthcare practitioners, and may also increase our regulatory burdens and operating costs. In that regard, the President and members of Congress in both parties have expressed concerns about high drug prices. However, whether and to what extent any such positions will result in changes of the law, and how any such changes could impact our business, cannot be determined at this time.

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

Our reliance on global distributors exposes us to risks related to nonperformance of key services, uncertainty of cash flow timing, and nonpayment for delivered goods.

We depend on third-party distributors to commercialize and deliver our product in various global markets. These distributors may experience operational or financial difficulties that could result in disruptions to our supply chain, delays in product delivery, or failure to meet contractual obligations. In addition, the timing of payments from these distributors may be inconsistent, creating uncertainty in our cash flow projections and financial planning. There is also a risk that some distributors may be unable or unwilling to pay for delivered goods due to financial distress or disputes, which could result in significant losses. If our distributors fail to perform, it may have a material adverse effect on our revenue, profitability, and ability to achieve our business objectives.

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

As discussed above under the section entitled “Item 1. Business– Intellectual Property,” we received a letter dated November 30, 2022, notifying us that CIPLA submitted to the FDA an ANDA (ANDA No. 218028) for a generic version of PEDMARK® (sodium thiosulfate solution) that contains Paragraph IV Certifications on two of our patents covering PEDMARK®: the OHSU licensed the US ‘190 patent, expiration date January 2038; and the US ‘728 patent, expiration date July 2039. We received a letter dated January 5, 2023, notifying us that CIPLA submitted to the FDA a Paragraph IV Certification on the US ‘984 patent. These patents are listed in the FDA Orange Book for PEDMARK®. The certifications allege these patents are invalid or will not be infringed by the manufacture, use, or sale of CIPLA’s sodium thiosulfate solution.

We plan to vigorously defend our intellectual property rights related to PEDMARK®. However, we are unable to predict the outcome of these petitions, and an invalidation of one or both of these patents may have a material adverse effect on our ability to protect our rights in PEDMARK® beyond the market exclusivity granted from Orphan Drug Designation and PUMA.

Further, on October 29, 2021, Hope filed a petition for inter partes review (IPR2022-00123) with the PTAB to invalidate the 190 patent, which is exclusively in-licensed from OHSU and relates to a method of using PEDMARK®. The US ‘190 patent was issued on March 24, 2020.  On December 5, 2022, we filed a Motion to Amend the single claim of the US ‘190 patent focusing on the treatment of medulloblastoma. On April 18, 2023, the PTAB invalidated the only claim of the US ‘190 patent.  The final written decision became effective June 20, 2023.  The 190 patent was listed in the Orange Book, but in light of PTAB’s final written decision on the invalidity of the US ‘190 patent, we requested that the FDA remove the US ‘190 patent from the Orange Book.

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

Moreover, the patent positions of pharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles are evolving and remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

●	we or our licensors were the first to make the inventions covered by each of our issued patents and pending patent applications;
●	we or our licensors were the first to file patent applications for these inventions;
●	any of the patents that cover our product will be eligible to be listed in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA Orange Book;
●	others will independently develop similar or alternative technologies or duplicate any of our technologies;
●	any of our or our licensors’ pending patent applications will result in issued patents;
●	any patents issued to us or our licensors and collaborators will provide us with any competitive advantages, or will be challenge by third parties;
●	we will develop additional proprietary technologies that are patentable;
●	the United States government will exercise any of its statutory rights to our intellectual property that was developed with government funding; or
●	our business may infringe the patents or other proprietary rights of others.

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

Third parties may seek approval to market their own products similar to or otherwise competitive with our product. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement. For example, we have received a Paragraph IV certification notice letter from CIPLA, Inc., or CIPLA, indicating that it has submitted to FDA an abbreviated new drug application, or ANDA, seeking approval to manufacture and sell a generic version PEDMARK® (sodium thiosulfate solution) prior to the expiration of certain Orange Book-listed patents protecting PEDMARK®. In an ANDA, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patent or that such patent is invalid is known as a Paragraph IV certification. We filed a patent infringement lawsuit against CIPLA, and will continue to vigorously defend and enforce our intellectual property rights protecting PEDMARK®, but we can offer no assurance that our efforts we will be successful in which case our business may be materially and adversely affected.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time-to-time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From January 1, 2018 to March 24, 2025, the closing trading price of our stock fluctuated from a high of $18.45 Canadian dollars (“CAD”) per share to a low of CAD$4.38 per share on the TSX. From September 13, 2017 (the date our common shares were first listed on the Nasdaq Capital Market) to March 24, 2025, the closing trading price of our stock fluctuated from a high of $14.33 per share to a low of $3.30 on the Nasdaq Capital Market. Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

The market price of our common shares may be significantly affected by many factors, including without limitation:

●	the commercialization of our sole product, PEDMARK®;
●	the need to raise additional capital and the terms of any transaction we are able to enter into;
●	other external factors generally or stock market trends in the pharmaceutical or biotechnology industries specifically;
●	announcements of licensing agreements, joint ventures, collaborations or other strategic alliances that involve our product or those of our competitors;
●	innovations related to our or our competitors’ products;
●	actual or potential clinical trial results related to our or our competitors’ products;
●	the status, timing and outcome of regulatory approvals;
●	our financial results or those of our competitors;
●	reports of securities analysts regarding us or our competitors;
●	developments or disputes concerning our licensed or owned patents or those of our competitors;
●	developments with respect to the efficacy or safety of our product or those of our competitors; and
●	health care reforms and reimbursement policy changes nationally and internationally.

Our existing principal shareholders hold a substantial number of our common shares and may be able to exercise influence in matters requiring approval of our shareholders.

At March 17, 2025, our current shareholders separately representing more than 5% ownership of our common shares collectively represented beneficial ownership of approximately 46.24% of our common shares. In particular, Southpoint Capital Advisors LP (“Southpoint Capital”) owns or exercises control over approximately 4.0 million shares, representing approximately 14.81% of our issued and outstanding common shares; Sonic Fund II, LP, owns approximately 2.4 million shares, or approximately 8.75% of our issued and outstanding common shares; Essetifin SpA, owns approximately 4.0 million shares, or approximately 14.51% of our issued and outstanding common shares; and Solas Capital Management, owns approximately 2.3 million shares, or approximately 8.18% of our issued and outstanding common shares; and Southpoint Capital, Rosalind Advisors, Sonic Fund II, LP, Solas Capital Management and our other significant shareholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our shareholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These shareholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our Company, which could adversely affect the market price of our common shares or deprive our other shareholders of an opportunity to receive a premium for our common shares as part of a sale of our Company.

There are a large number of our common shares underlying outstanding options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our shares and result in substantial dilution to the holders of our common shares.

The sale or issuance of a substantial amount of our common shares in the future could cause the market price of our common shares to decline. It may also impair our ability to obtain additional financing. At March 17, 2025, we had 0.2 million warrants outstanding to purchase and 0.2 million shares of our common shares at an exercise price of $7.71 per common share. In addition, as of March 17, 2025, there were approximately 5.7 million common shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $6.22 per common share. We may also issue further warrants as part of any future financings in addition to the additional 1.2 million options to acquire our common shares currently remaining and available for future awards under our stock option plan.

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

As part of the evaluation undertaken by management pursuant to Section 404, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

Risks Related to Information Technology

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets and any other sensitive data.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, which could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by Artificial Intelligence, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation clinical trial data processing, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate such vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, be able to detect and remediate all vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators, and investors. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management's attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable laws and regulations. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.

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

On August 1, 2023, the Company entered into a second Office Service Agreement (the “Second Office Service Agreement”) with Regus to lease office space in Dublin, Ireland. Per  the terms of the Second Office Service Agreement, the monthly rent payments are  €2,000. The Company was required to pay a security deposit of €4,000, which is the equivalent of two months rent. The Second Office Service Agreement commenced on August 1, 2023 and terminates on January 31, 2025, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one months’ advance written notice of termination. This office agreement terminated on January 31, 2025.

Item 3.      Legal Proceedings

CIPLA ANDA Litigation

On December 1, 2022, we received a letter dated November 30, 2022, notifying us that CIPLA Ltd. and CIPLA USA (“CIPLA”) submitted to the FDA an ANDA (ANDA No. 218028) for a generic version of PEDMARK® (sodium thiosulfate solution) that contained Paragraph IV Certifications on two of our patents covering PEDMARK®: the OHSU licensed ‘190 Patent, expiration date January 2038; and our US 11,291,728 Patent (the “US ’728 Patent”), expiration date July 2039. On January 6, 2023, we received a letter dated January 5, 2023, notifying us that CIPLA submitted to the FDA a Paragraph IV Certification on our newly issued US 11,510,984 Patent (the “US ’984 Patent”). These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for PEDMARK®. The certifications allege these patents are invalid or will not be infringed by the manufacture, use, or sale of CIPLA’s sodium thiosulfate solution.

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

On January 10, 2023, we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:23-cv-00123), for infringement of the US ‘190 Patent, the US ‘728 Patent, and the US ‘984 Patent.  On April 20, 2023, we filed an Amended Complaint to assert infringement of the ’728 Patent and the ’984 Patent. On April 4, 2023, we were granted US 11,617,793 Patent (the “US ‘793 Patent”) covering the formulation of the PEDMARK product, which was listed in the Orange Book on or around April 17, 2023, and has an expiration date of July 2039.  On May 11, 2023, we received written notice of CIPLA’s Paragraph IV Certification as to the US ‘793 Patent, which was dated May 10, 2023, along with an enclosed statement of alleged factual and legal bases for stating that the US ‘793 Patent is invalid, unenforceable, and/or will not be infringed by CIPLA’s ANDA Product. On July 27, 2023, we filed a Second Amended Complaint to assert the US ‘793 Patent. CIPLA filed an Answer to the Second Amended Complaint on August 31, 2023.

On April 23, 2024, we were granted US 11,964,018 Patent (the “US ’018 Patent) covering a method of using our PEDMARK product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around May 8, 2024, and has an expiration date of July 2039. On May 28, 2024, we were granted US 11,992,530 Patent (the “US ’530 Patent”) covering a method of using our PEDMARK product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 20, 2024, and has an expiration date of July 2039.  On June 4, 2024, we were granted US 11,998,604 Patent (the “US ’604 Patent”) covering a method of using our PEDMARK product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 24, 2024, and has an expiration date of July 2039.

On June 13, 2024, we filed a Motion for Leave to File a Third Amended Complaint to focus the ANDA litigation against CIPLA on the US ’018 Patent and the US ‘793 Patent only. The non-asserted patents remain listed in the Orange Book. On July 22, 2024, CIPLA filed a response indicating that they do not oppose our Motion for Leave to File a Third Amended Complaint. On July 30, 2024, the court granted us leave to file the Third Amended Complaint, which we filed on September 16, 2024.

In coordination with the Third Amended Complaint, we entered into a covenant not to sue CIPLA on the US ‘363 Patent, US ‘728 Patent, US ‘984 Patent, US ‘530 Patent, and US ‘604 Patent, subject to the limitation that such shall not apply to the extent CIPLA alters the product or formulation described in its FDA ANDA application . The suit is ongoing.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares currently trade in the U.S. on the Nasdaq Capital Market under the trading symbol “FENC” and in Canada on the TSX under the trading symbol “FRX”.

Record Holders

As of March 24, 2025, there were approximately 27 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited (“CDS”). All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. and CDS, respectively; in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Overview

We are a commercial-stage biopharmaceutical company focused on our only product candidate PEDMARK®. On September 20, 2022, we received approval from the FDA for PEDMARK® (sodium thiosulfate injection) to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. This approval makes PEDMARK®  the first and only treatment approved by the FDA in this area of unmet medical need.  On October 17, 2022, we announced commercial availability of PEDMARK®  in the U.S. In addition, in January 2023, PEDMARK® was included in the National Comprehensive Cancer Network (“NCCN”) clinical practice guidelines for Adolescent and Young Adult (“AYA”) Oncology with a category 2A recommendation.

In June 2023, we received European Commission Marketing Authorization for PEDMARQSI® (known as PEDMARK® in the U.S.) Further, the decision included the receipt of a PUMA in the EU with up to 8 years of data exclusivity plus 2 years of market protection. In March 2024, the Company announced an exclusive licensing agreement with Norgine, which will commercialize PEDMARQSI® in Europe, Australia and New Zealand. The licensing agreement provided us with approximately $43,200 up front and may provide us with up to approximately $230,000 in milestone and royalty payments in the future. Norgine announced the launch of Germany and the U.K. in early 2025.

In the U.S., we sell PEDMARK® through an experienced field force and medical science liaisons who are helping to educate the medical communities and patients about cisplatin induced ototoxicity and our programs supporting patient access to PEDMARK®.

We received Orphan Drug Exclusivity for PEDMARK® in January 2023, which provides seven years of market exclusivity from its FDA approval on September 20, 2022, until September 20, 2029. We currently have six patents listed for PEDMARK® in the FDA Orange Book. In September 2022, the USPTO issued Patent No. 11,291,728 (the “US ‘728 Patent”), in December 2022, the USPTO issued Patent No. 11,510,984 (“US ‘984 Patent”) and in April 2023, the USPTO issued Patent No. 11,671,793 (“US ‘793 Patent”) that covers PEDMARK® pharmaceutical formulation. Further, additional issued patents included US 11,964,018 Patent (the “’US ‘018 Patent) and US 11,992,530 Patent (the “US ’530 Patent”) and US 11,998,604 Patent (the “US ’604 Patent”) covering methods of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer. The US ‘728, US ‘984 US ‘793, US ‘018, US’530 and US ’604 patents will expire in 2039. We are also pursuing additional patent applications in both the U.S. and internationally for PEDMARK®.

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

In the United States, PEDMARK® is the first and only therapy approved to mitigate the risk of ototoxicity associated with cisplatin in pediatric patients aged one month and older with localized, non-metastatic solid tumors. Further, the National Comprehensive Cancer Network (NCCN) recommend the use of PEDMARK® to reduce the risk of cisplatin-induced ototoxicity in patients with localized, non-metastatic solid tumors (category 2A) for Adolescent and Young Adult (AYA) Oncology. As of January 2025, all medical compendia have incorporated Fennec’s clinical updates, and AHFS, the largest online platform for pharmacists, has updated its content to reflect and differentiate PEDMARK® in accordance with its labeling.

PEDMARK® is the first and only FDA- and EMA-approved agent designed to reduce the risk of cisplatin-induced hearing loss (CIO) in children with localized solid tumors. The strategic imperatives driving the execution of PEDMARK®’s strategy include increasing awareness of unmet patient needs and emphasizing the importance of preventing CIO among oncologists. A key goal is to establish PEDMARK® as the standard of care (SOC) for all CIO prevention. Additionally, efforts focus on expanding adoption beyond oncologists by ensuring healthcare providers (HCPs) gain confidence in and have positive experiences with PEDMARK®. Ensuring seamless access for advocacy groups, payers, and providers is also a priority, along with activating patients and caregivers through disease education to drive demand for PEDMARK®. Key activities supporting these objectives include an expanded sales team with a strong track record in both academic and community settings, partnerships with group purchasing organizations, and specialty pharmacy offerings such as home infusions, white bag delivery, and direct billing. Furthermore, digital materials, a digital speaker bureau to engage pediatric oncologists, audiologists, nurses, and pharmacists, along with a patient access services hub and ongoing support from advocacy groups, are all integral components of the strategy.

In the U.S. and Europe, it is estimated that more than 10,000 pediatric may receive platinum-based chemotherapy on an annual basis. The incidence of ototoxicity depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. PEDMARK® is the first and only therapy approved to mitigate the risk of ototoxicity associated with cisplatin, a form of platinum based chemotherapy, in pediatric patients aged one month and older with localized, non-metastatic solid tumors. Beyond the use of PEDMARK, only expensive, technically difficult, and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children that suffer ototoxicity at critical stages of development lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

The U.S. pediatric oncology landscape includes approximately 200 targeted pediatric hospital centers, such as those within the Children's Oncology Group (COG), National Cancer Institute (NCI), and National Comprehensive Cancer Network (NCCN) institutions. Around 80% of pediatric cancer patients receive treatment at these key centers.

The Adolescent and Young Adult (AYA) oncology patient is defined as an individual between the ages of 15 and 39 at the time of initial cancer diagnosis. In the U.S., Fennec estimates that approximately 20,000 cisplatin chemotherapy patients are treated annually with the primary tumor types of thyroid cancer, breast cancer, germ cell cancer and testicular cancer.

The U.S. Adolescent and Young Adult (AYA) oncology landscape is shaped by a combination of academic and community centers across the nation. Academic institutions play a critical role in establishing the treatment framework, with 72 NCI-designated academic centers treating approximately 20% of AYA oncology patients. In contrast, around 80% of patients are treated at 3,750 community centers throughout the country.

Cisplatin Induced Ototoxicity (“CIO”)

Cisplatin and other platinum compounds are essential chemotherapeutic agents for the treatment of many pediatric and adult malignancies. Unfortunately, platinum-based therapies can cause ototoxicity, or hearing loss, which is permanent, irreversible, and particularly harmful to the survivors of pediatric cancer.

The incidence of ototoxicity depends upon the dose and duration of chemotherapy, and many of these patients require lifelong hearing aids or cochlear implants, which can be helpful for some, but do not reverse the hearing loss and can be costly over time. Infants and young children that are affected by ototoxicity at critical stages of development lack speech and language development and literacy, and older children and adolescents often lack social-emotional development and educational achievement.

It is estimated that greater than 50% of pediatric patients may suffer permanent hearing loss as a result of CIO and approximately 40-80% of adult patients may suffer permanent hearing loss as a result of CIO.

European Commission Marketing Authorization

PEDMARQSI® (PEDMARK® brand name in Europe.) received European Commission Marketing Authorization in June 2023 and received U.K. approval in October 2023.

As previously noted, in March 2024, we entered into an agreement with Norgine, a leading European specialist pharmaceutical company. This is an exclusive licensing agreement under which Norgine will commercialize PEDMARQSI® in Europe, Australia and New Zealand. PEDMARQSI® is the first and only approved therapy in the EU and U.K. for the prevention of ototoxicity (hearing loss) induced by cisplatin chemotherapy in patients 1 month to < 18 years of age with localized, non-metastatic solid tumors.

Under the terms of the licensing agreement, Fennec received approximately $43 million in upfront consideration and may receive up to approximately $230 million in additional commercial and regulatory milestone payments and double-digit tiered royalties on net sales of PEDMARQSI® in the licensed territories up to the mid-twenties. Norgine will be responsible for all commercialization activities in the licensed territories and will hold all marketing authorizations in the licensed territories.

Most recently, in December 2024, PEDMARQSI received positive final draft guidance from the National Institute for Health and Care Excellence (NICE). Further, in early 2025, Norgine announced the launch of PEDMARQSI in Germany.

Results of Operations

Fiscal 2024 versus Fiscal 2023

	Fiscal Year Ended		Fiscal Year Ended		Increase
In thousands of U.S. Dollars	December 31, 2024%		December 31, 2023%		(Decrease)
Product sales, net	$29,580		$21,252		$8,328
Licensing revenue	17,958		—		17,958
Total revenue	47,538		21,252		26,286

Operating expenses:
Cost of product sales	3,184	7%	1,259	3%	1,925
Research and development	307	1%	56	-%	251
Selling and marketing	18,426	41%	12,123	36%	6,303
General and administrative	23,053	51%	20,585	61%	2,468
Total operating expense	44,970	100%	34,023	100%	10,947
Income / (loss) from operations	2,568		(12,771)		15,339

Unrealized loss on securities	(81)		(39)		(42)
Amortization expense	(89)		(287)		198
Interest expense	(4,069)		(3,394)		(675)
Unrealized foreign exchange (loss)/gain	(82)		5		(87)
Interest income	1,682		441		1,241
Loss before income tax	(71)		(16,045)		15,974
Income tax	(365)		—		(365)
Net loss	$(436)		$(16,045)		$(14,704)

●	The Company recorded net product sales of $29.6 million in fiscal 2024 compared to $21.3 million in 2023 as the Company increased market penetration and access for PEDMARK as the Company expanded its focus to the adolescent and young adult (AYA) population. Further, the Company recorded $18.0 million in licensing revenue related to the Norgine transaction. The Company recorded discounts and allowances against sales in the amount of $9.3 million and cost of products sold of approximately $3.2 million in 2024.
●	Research and development expense increased by $0.3 million in fiscal 2024 as compared to fiscal 2023. Our research and development activities for this period consisted of costs associated with investigator initiated clinical trials.
●	Selling and marketing expenses include distribution costs, logistics, shipping and insurance, advertising, wages commissions and out-of-pocket expenses. We recorded $18.4 million in selling and marketing expenses for 2024, compared to $12.1 million for 2023. The increase is largely related to increased payroll and additional marketing expenses in the comparable period as we focused on expanding our outreach to community oncology centers and AYA population.
●	There was a $2.8 million increase in general and administrative expenses 2024 compared to 2023. There was an increase in consulting and professional costs compared to same period in 2023 which is largely attributable to increased European pre-commercialization related expenses and expenses associated with the Norgine transaction and intellectual property expenses related to ongoing litigation.
●	The value of our Processa shares declined by $0.01 million for the year ended December 31, 2024. For year ended December 31, 2023, there was a loss of $0.04 million.
●	Amortization expense decreased $0.2 million in fiscal 2024.

●	Interest expense increased by $0.7 million in fiscal 2024 compared to fiscal 2023. The increase was driven mainly by higher average debt balances and higher interest rates on long-term debt. Prospective interest expense is expected to decline as a result of the Company’s debt paydown of $13 million in December 2024.
●	Interest income increased in fiscal 2024 as compared to fiscal 2023 by $1.2 million, due to higher cash balances and higher rates on money market accounts for the comparable periods.
●	Income tax expense increased due to the Company’s income inclusion from Norgine licensing transaction in March 2024.

	As at	As at
Selected Asset and Liability Data (thousands):	December 31, 2024	December 31, 2023
Cash and equivalents	$26,634	$13,269
Other current assets	17,490	13,589
Current liabilities	6,919	7,553
Working capital (1)	37,205	19,305
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	212,566	206,380
Accumulated deficit	(219,681)	(219,245)
Shareholders’ deficit	(5,872)	(11,622)

Liquidity and Capital Resources

●	There was a $13.4 million net increase in cash and cash equivalents between December 31, 2024, and December 31, 2023. The net increase was primarily the result of cash inflows of $43.2 million from the Norgine licensing transaction, cash collections on product sales and proceeds from the exercise of options which were offset by $13.0 million paid off on the Petrichor Financing note and cash operating expenses.
●	The increase in other current assets of $3.8 million between December 31, 2023, and December 31, 2024, primarily relates to an increase of $4.1 million in accounts receivable, an decrease of $1.1 million in inventory and an increase of $0.5 million in prepaid expenses.
●	Current liabilities at December 31, 2024 decreased $0.6 million compared to December 31, 2023.
●	Working capital increased by $17.8 million between December 31, 2024, and December 31, 2023. The increase was primarily as a result of cash inflows from the Norgine licensing transaction and cash collections on product sales offset by cash used in operations for the commercialization of PEDMARK and the paydown of the Petrichor notes.

Selected Cash Flow Data	Year Ended	Year Ended
(dollars and shares in thousands)	December 31, 2024	December 31, 2023
Net cash provided by / (used in) operating activities	$26,980	$(17,143)
Net cash provided by investing activities	—	—
Net cash (used in) / provided by financing activities	(13,615)	6,638
Net cash flow	$13,365	$(10,505)

The net cash flow from operating activities for the year ended December 31, 2024 was approximately $27.0 million as compared to $17.1 million net cash used from operating activities in 2023. There was a decrease in net loss of $15.6 million in fiscal 2024 compared to fiscal 2023. In 2024, non-cash items added back to net loss increased by $4.7 million over fiscal 2023 and net changes in balance sheet accounts added $23.4 million in fiscal 2024. Net financing activities in fiscal 2024 provided approximately $20.3 million less than in fiscal 2023. This was mainly from $5 million being borrowed in 2023 and $13 million being paid back in 2024 on the Petrichor notes, net of fees, and approximately $0.5 million less arising from various option exercises in 2024 versus 2023.

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

We had cash and cash equivalents of approximately $26.6 million as of December 31, 2024. We currently anticipate that our available capital resources, including our existing cash and cash equivalents and the accounts receivable balances will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At December 31, 2024, we had approximately $26.6 million in our cash accounts and $24.6 million in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $0.25 million amount insured by the FDIC and may lose value.

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

Contractual Obligations and Commitments

None, other than the OHSU Agreement, lease agreements, and the severance amounts described in notes to our consolidated financial statements contained elsewhere in this Annual Report.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2024 consolidated financial statements.

Credit Losses

The Company estimates and records a provision for its expected credit losses related to its trade receivables. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of excepted losses, approximates fair value and therefore, relies more on historical and current analysis of its trade receivables.

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer, as the Company determined that risk profile of its customers is consistent based on the  life sciences industry. Each class of customer component is analyzed for estimated credit losses individually. In doing so, the Company establishes a customer profile, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the life sciences industry to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

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

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the fiscal years ended December 31, 2024 and 2023, we used the following weighted average assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Expected dividend	—%	—%
Risk-free interest rate	3.64 - 5.15%	3.58 - 5.31% %
Expected volatility	55 - 162%	59 - 167%
Expected life	1.5 - 6.0 years	1.5 - 6.0 years

Common shares and warrants

Common shares are recorded as the net proceeds received on issuance after deducting all share issuance costs and the relative fair value of investor warrants. Warrants are recorded at relative fair value and are deducted from the proceeds of common shares and recorded on the consolidated statements of shareholders’ equity as additional paid-in capital.

Outstanding Share Information

Our outstanding comparative share data at December 31, 2024 and December 31, 2023 is as follows (in thousands):

	December 31,	December 31,
Outstanding Share Type	2024	2023	Change
Common shares	27,527	27,027	500
Warrants	150	150	—
Stock options	5,855	4,798	1,057
Total	33,532	31,975	1,557

Newly Adopted and Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued amended guidance for improvements to reportable segment disclosures (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” that requires a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. The amended guidance is effective for fiscal years beginning January 1, 2024, and interim periods beginning January 1, 2025 and should be applied on a retrospective basis. The Company adopted the annual and interim disclosure requirements of ASU 2023-07 effective December 31, 2024 (refer to Note 11. Segment Reporting). The adoption of this ASU only affects the Company’s disclosures, with no impact to its financial condition and results of operations.

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

On March 21, 2024, the FASB issued Accounting Standards Update (ASU) 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (FASB ASC) 718, Compensation-Stock Compensation. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. The Company believes that ASU 2024-01 will not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure of additional disaggregated information about significant expenses within relevant income statement captions, such as purchases of inventory, employee compensation, depreciation, amortization and depletion. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

At December 31, 2024, we had $24.6 million in money market investments and savings accounts as compared to $11.9 million at December 31, 2023; these investments typically have minimal risk. We have not experienced any loss or write down of our money market investments for the years ended December 31, 2024 and 2023; however, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars and Euros. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars and Euros which we use to pay vendors in Canada and the EU in addition to other corporate obligations. At December 31, 2024, we held approximately CAD$0.16 million and €0.24 million.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2024.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management has concluded that, as of December 31, 2024, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The Company has an insider trading policy that governs the purchase, sale, and other dispositions of its securities by directors, officers, employees, and contractors, as well as by the Company itself. We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and applicable listing standards. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.

The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 11.      Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 14.      Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)	The following documents are included as part of this Annual Report:
1.	Financial Statements – See Index to Financial Statements on page F-1.
2.	All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.
3.	Exhibits:

Exhibit No.	Description	Location

3.1	Notice of Articles dated August 25, 2011	Exhibit 3.2I to the Form 8-K of the Company filed August 26, 2011

3.2	Articles dated August 25, 2011	Exhibit 3.2II to the Form 8-K of the Company filed August 26, 2011

3.3	Notice of Alteration Dated September 3, 2014	Exhibit 3.1 to the Form 8-K of the Company filed September 9, 2014

4.1	Fennec Pharmaceuticals, Inc. Description of the Registrant’s Securities	Exhibit 4.1 to the Form 10-K of the Company filed March 29, 2024

10.1	Fennec Pharmaceuticals, Inc. 2020 Equity Incentive Plan*	Schedule B to the Management Proxy Circular of the Company filed May 11, 2020

10.2	Executive Employment Agreement dated May 3, 2010 by and between Fennec Pharmaceuticals Inc. and Rostislav Raykov*	Exhibit 10.28 to the Form 10-Q of the Company filed May 14, 2010

10.3	Form of Independent Director Agreement, dated May 3, 2010	Exhibit 10.31 to the Form 10-Q of the Company filed May 14, 2010

10.4	Executive Employment Agreement dated November 12, 2015 by and between Fennec Pharmaceuticals Inc. and Robert Andrade*	Exhibit 10.40 to the Form 10-Q of the Company filed November 12, 2015

10.5	Form of Stock Option Award Agreement under 2020 Equity Incentive Plan*	Filed herewith

10.6	Form of Restricted Stock Award Agreement under 2020 Equity Incentive Plan*	Filed herewith

10.7	Confidential Separation Agreement between Fennec Pharmaceuticals (EU) Limited, Fennec Pharmaceuticals Inc., and Adrian Haigh, dated June 30, 2024*	Exhibit 10.1 to the Form 8-K of the Company filed July 2, 2024

10.8	Confidential Separation Agreement between Fennec Pharmaceuticals, Inc. and Rostislav Raykov, dated August 5, 2024*	Exhibit 10.1 to the Form 8-K of the Company filed August 7, 2024

10.9	Executive Employment Agreement between Fennec Pharmaceuticals, Inc. and Jeffrey S. Hackman, dated August 5, 2024*	Exhibit 10.2 to the Form 8-K of the Company filed August 7, 2024

Exhibit No.	Description	Location
10.10	At The Market Offering Agreement, dated October 30, 2020, between Fennec Pharmaceuticals Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to the Form 8-K of the Company filed October 30, 2020

10.11	Securities Purchase Agreement, dated as of August 1, 2022, by and between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 10.1 to the form 8-K of the Company filed August 1, 2022

10.12	First Closing Senior Secured Convertible Note, dated August 19, 2022, by and between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 4.1 to the form 8-K of the Company filed August 22, 2022

10.13	Second Closing Senior Secured Convertible Note, dated September 23, 2022, by and between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 4.1 to the form 8-K of the Company filed September 26, 2022

10.14	First Amendment to Securities Purchase Agreement, dated as of December 4, 2023, between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 10.1 to the Form 8-K of the Company filed December 6, 2023

10.15	Third Closing Senior Secured Convertible Note, dated as of December 4, 2023, between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 4.1 to the Form 8-K of the Company filed December 6, 2023

10.16	License and Supply Agreement, dated March 15, 2024, between Fennec Pharmaceuticals, Inc. and Norgine Pharma UK Limited	Exhibit 10.1 to the Form 8-K of the Company filed March 21, 2024

10.17	Waiver and Redemption Agreement, dated December 18, 2024, between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 10.1 to the Form 8-K of the Company filed December 20, 2024

19	Fennec Pharmaceuticals, Inc. Insider Trading Policy, dated July 11, 2009.	Exhibit 10.16 to the Form 10-K of the Company filed March 29, 2024

21	Subsidiaries	Exhibit 21 to the 10-K of the Company filed February 14, 2020

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97	Fennec Pharmaceuticals, Inc. Incentive Compensation Recovery Policy	Exhibit 97 to the Form 10-K of the Company filed March 29, 2024

99.1	Press Release for Fiscal Year Ended December 31, 2022	Filed herewith

Exhibit No.	Description	Location

101.1	Interactive Data File	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

*	Indicates a management contract or compensatory plan.

Item 16.      Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fennec Pharmaceuticals Inc.

By:	/s/ Jeffrey Hackman
Jeffrey Hackman
Chief Executive Officer
Date: March 26, 2025

We, the undersigned directors and officers of Fennec Pharmaceuticals Inc., do hereby constitute and appoint Jeffrey Hackman, as our true and lawful attorney-in-fact and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which such attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey Hackman	Chief Executive Officer	March 26, 2025
Jeffrey Hackman	(principal executive officer) and Director

/s/ Robert Andrade	Chief Financial Officer	March 26, 2025
Robert Andrade	(principal financial officer and principal accounting officer)

/s/ Dr. Khalid Islam	Director	March 26, 2025
Dr. Khalid Islam

/s/ Chris A. Rallis	Director	March 26, 2025
Chris A. Rallis

/s/ Marco Brughera	Director	March 26, 2025
Marco Brughera

/s/ Rostislav Raykov	Director	March 26, 2025
Rostislav Raykov

/s/ Jodi Cook	Director	March 26, 2025
Jodi Cook

FENNEC PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Fennec Pharmaceuticals Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fennec Pharmaceuticals Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.

The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Norgine License and Supply Agreement

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company entered into a 10-year licensing and supply agreement with Norgine Pharma UK Limited (“Norgine”) to commercialize PEDMARQSI in contractually defined territories. The Company received $43 million in upfront consideration in connection with this agreement, and the agreement provides for up to $227 million in additional commercial and regulatory milestone payments and tiered royalties on net sales of PEDMARQSI in the licensed territories. During the year ended December 31, 2024, the Company recognized related licensing revenue of $18.0 million and product sales revenue of $813,000, and as of December 31, 2024, the Company has a contract liability of $24.8 million.

How the Critical Audit Matter was Addressed in the Audit

Accounting for this transaction involved significant estimates and judgments to evaluate the contract’s distinct performance obligations, determine the transaction price, estimate related standalone selling prices of distinct performance obligations, and allocate the transaction price to the distinct performance obligations based on standalone selling price. A high degree of auditor judgment, subjectivity and effort was required in performing procedures and evaluating evidence related to management’s assumptions in these areas. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

◾	We obtained and read the customer contract to obtain an understanding of the contractual responsibilities of the parties and the terms and conditions of the relationship; we evaluated management’s accounting policies and practices with respect to revenue recognition for compliance with accounting principles generally accepted in the United States of America.

◾	We tested the Company’s application of the revenue recognition model under Accounting Standards Codification (“ASC”) Topic 606, including its identification of distinct performance obligations (delivery of a functional intellectual property license and a material supply right); we tested management’s determination of the transaction price by evaluating the accounting guidance and contract terms; we assessed the reasonableness of management’s estimates of standalone selling price by testing significant judgments made in the areas of forecasted 10-year sales performance, future market product pricing and sales volumes in the covered territories, market royalty rates, upfront payments and milestone payments in comparable transactions, and discount rates; we evaluated the timing and pattern of revenue recognition for license fees, milestone payments, and supply arrangements; and we considered the impact of potential future sales-based royalty and milestone payments on the Company’s application of ASC Topic 606.

◾	We reviewed management’s estimates of variable consideration, including the probability of achieving milestone payments and the constraint applied to revenue recognition.

◾	We assessed the adequacy of the Company’s financial statement disclosures regarding this agreement and related revenue recognition policies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Estimated Product Allowances and Discounts

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company recognizes revenues based on the net sales price, which includes estimates of variable consideration for which reserves are established primarily from rebates, chargebacks, discounts, returns, and other allowances. Further, certain distributors provide distinct and estimable services to the Company in exchange for product allowances. The estimated fair value of distinct and estimable services performed by the distributor and the attribution of those amounts to the period of benefit are important factors in the determination of net sales price and requires subjective management assumptions. Allowances provided to distributors in excess of the estimated fair value of services received by the Company are presented as sales discounts. Allowances provided to such distributors during the year ended December 31, 2024 for distinct and estimable distributor services totaled $8.0 million, of which $1.7 million is presented as prepaid expenses as of December 31, 2024.

How the Critical Audit Matter was Addressed in the Audit

Auditing estimates of the amount and timing of distinct distributor services provided to the Company was challenging and judgmental because the estimates involve significant measurement uncertainty about the fair value of services received by the Company and the periods that such services were rendered to the Company. A high degree of auditor judgment, subjectivity and effort was required in performing procedures and evaluating evidence related to management’s assumptions in these areas. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

◾	We obtained and read related customer contracts to obtain an understanding of the contractual responsibilities of the parties; we evaluated management’s accounting policies and practices with respect to distinct distributor provided services for compliance with accounting principles generally accepted in the United States of America; and we obtained an understanding of management’s monitoring and oversight of such services.

◾	Through interviews, inquiries, observations, and examination of Company-prepared analyses, we obtained an understanding of the significant management assumptions behind the potentially significant components of the distributor allowances, including the nature of each allowance and the amounts estimated by management. Through interviews, inquiries, and observations, we obtained an understanding of the significant management assumptions supporting the fair value estimates of distinct distributor services and the timing of performance of services.

◾	We assessed the methodologies used to determine the allowances and the fair value of distinct distributor services and tested estimated percentages by corroborating the underlying data used to develop the estimate, which included evaluating the completeness and accuracy of such data. Our testing of allowances included comparing key assumptions to customer contracts, payment data, and other third-party sources, as applicable. Our testing of the fair value of distinct distributor services included evaluating management’s estimate of costs to perform necessary services and assessing the reasonableness of estimated timeframes associated with the performance of those services.

◾	We evaluated information subsequent to the balance sheet date to determine whether there was any new information that would require adjustment to the previously estimated amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Estimated Allowances for Expected Credit Losses

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company recognizes an allowance for expected credit losses related to trade receivables from customers. The determination of the allowance involves significant management judgment, including assessments of historical collection experience, customer creditworthiness, aging of receivables, macroeconomic conditions, country-specific risks in international markets, and management’s expectations of future events. The estimation uncertainty regarding the allowance is exacerbated by the fact that the Company’s first commercial sale to a domestic customer occurred in October 2022, and its first commercial sale to a global distributor occurred in March 2023.

The allowance is particularly sensitive to evolving payment behaviors of global distributors and changes in economic conditions that may impact the collectability of receivables of these global distributors. Given the complexity and subjectivity involved in estimating potential uncollectible accounts, especially in emerging markets with heightened credit risk, we identified the evaluation of management’s estimate of an allowance for expected credit loss as a critical audit matter. The Company recorded a $2.5 million credit loss (bad debt) expense during the year ended December 31, 2024, and as of December 31, 2024, the allowance for credit losses totaled $3.8 million.

How the Critical Audit Matter was Addressed in the Audit

Auditing the Company’s estimated allowances was challenging and required significant judgment due to the reliance on subjective management assumptions about the creditworthiness of global distributors. While domestic specialty distributor customers pose a lower credit risk due to their size, established relationships, and payment history, estimating expected credit losses for international customers involves greater estimation uncertainty. These customers have limited credit history with the Company and may lack formal credit ratings, increasing dependence on management’s judgment in assessing creditworthiness and potential payment default risk. As a result, auditing these estimates required a high degree of judgment, subjectivity, and effort in evaluating management’s assumptions and supporting evidence. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

◾	We evaluated management’s accounting policies and practices for estimating expected credit losses with respect to domestic and international customers for compliance with accounting principles generally accepted in the United States of America.

◾	Through interviews, inquiries, and observations, we obtained an understanding of the significant management assumptions used in developing the allowance, including evaluating the reasonableness of key assumptions used in estimating expected credit losses and the recoverability of receivables.

◾	We assessed the historical accuracy of management’s estimates by comparing prior year allowances to actual write-offs.

◾	We evaluated potentially uncollectible accounts on a customer-specific basis, considering each customer’s history and unique circumstances. We also inspected available objective support, such as customer communications and cash receipts, to assess whether the evidence (or lack thereof) corroborated or contradicted management’s assertions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

◾	We evaluated information subsequent to the balance sheet date to determine whether there was any new information that would require adjustment to the previously estimated amounts.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California

March 26, 2025

Fennec Pharmaceuticals Inc.

Consolidated Balance Sheets

(U.S. dollars and shares in thousands)

	December 31,	December 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$26,634	$13,269
Accounts receivable, net	12,884	8,814
Prepaid expenses	3,080	2,575
Inventory	1,060	2,156
Other current assets	466	44
Total current assets	44,124	26,858

Non-current assets
Other non-current assets	2,438	816
Other non-current assets amortization	(1,616)	(810)
Total non-current assets	822	6
Total assets	$44,946	$26,864

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$3,241	$3,778
Accrued liabilities	3,428	3,754
Operating lease liability - current	2	21
Contract liability - current	248	—
Total current liabilities	6,919	7,553

Non-current liabilities
Term loan	18,206	30,000
PIK interest	1,271	1,219
Debt discount	(139)	(288)
Contract liability - long-term	24,561	2
Total non-current liabilities	43,899	30,933
Total liabilities	50,818	38,486

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Common stock, no par value; unlimited shares authorized; 27,527 shares issued and outstanding (2023 ‑ 27,027)	145,608	144,307
Additional paid-in capital	66,958	62,073
Accumulated deficit	(219,681)	(219,245)
Accumulated other comprehensive income	1,243	1,243
Total shareholders’ deficit	(5,872)	(11,622)
Total liabilities and shareholders’ deficit	$44,946	$26,864

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Operations

(U.S. dollars and shares in thousands, except per share information)

	Year Ended
	December 31,	December 31,
	2024	2023

Revenue
Product sales, net	$29,580	$21,252
Licensing revenue	17,958	—
Total net revenues	47,538	21,252

Operating expenses:
Cost of product sales	3,184	1,259
Research and development	307	56
Selling and marketing	18,426	12,123
General and administrative	23,053	20,585

Total operating expenses	44,970	34,023
Income / (Loss) from operations	2,568	(12,771)

Other (expense)/income
Unrealized foreign exchange (loss)/gain	(82)	5
Amortization expense	(89)	(287)
Unrealized loss on securities	(81)	(39)
Interest income	1,682	441
Interest expense	(4,069)	(3,394)
Total other expense	(2,639)	(3,274)
Loss before income tax	(71)	(16,045)
Income tax	(365)	—
Net loss	$(436)	$(16,045)

Basic net loss per common share	$(0.02)	$(0.60)
Diluted net loss per common share	$(0.02)	$(0.60)
Weighted-average number of common shares outstanding basic	27,294	26,574
Weighted-average number of common shares outstanding diluted	27,294	26,574

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Shareholders’ Deficit

(U.S. dollars and shares in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Number (Note 6)	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2022	26,361	$142,591	$56,797	$(203,200)	$1,243	$(2,569)
Stock options issued to employees	—	—	5,354	—	—	5,354
Exercise of stock options	588	1,716	—	—	—	1,716
Restricted stock release	78	—	(78)	—	—	(78)
Net loss	—	—	—	(16,045)	—	(16,045)
Balance at December 31, 2023	27,027	144,307	62,073	(219,245)	1,243	(11,622)
Stock options issued to employees	—	—	5,061	—	—	5,061
Exercise of stock options	342	1,301	—	—	—	1,301
Restricted stock release	158	—	(176)	—	—	(176)
Net loss	—	—	—	(436)	—	(436)
Balance at December 31, 2024	27,527	$145,608	$66,958	$(219,681)	$1,243	$(5,872)

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Year Ended
	December 31,	December 31,
	2024	2023

Cash flows provided by (used in):
Operating activities:
Net loss	$(436)	$(16,045)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Inventory reserve	517	—
Allowance for credit losses	3,803	—
Amortization of contract asset	800	—
Amortization of debt access fees	21	221
Amortization of debt discount	138	66
Unrealized loss on securities	81	39
Stock-based compensation	5,061	5,354
PIK interest	52	—
Changes in operating assets and liabilities:
Accounts receivable	(7,873)	(7,269)
Prepaid expenses	(505)	104
Inventory	579	(1,580)
Other assets	796	3
Accounts payable	(537)	1,388
Accrued liabilities	(326)	576
Contract liability	24,809	—
Net cash provided by / (used in) operating activities	26,980	(17,143)

Financing activities:
Issuance of shares, options exercise	1,301	1,716
Payment of long-term debt	(13,000)	4,997
Debt discount	—	3
Cash paid for taxes on restricted share release	(176)	(78)
Deferred issuance costs	(1,740)	—
Net cash (used in) / provided by financing activities	(13,615)	6,638

Increase/(decrease) in cash and cash equivalents	13,365	(10,505)
Cash and cash equivalents - Beginning of year	13,269	23,774
Cash and cash equivalents - End of year	$26,634	$13,269

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$2	$—
Financed insurance policy	$386	$403

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.      Nature of Business and Liquidity

Fennec Pharmaceuticals Inc., a corporation existing under the laws of British Columbia  (“Fennec,” “the Company,” “we,” “us,” or “our”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian corporation, and Fennec Pharmaceuticals (EU) Limited, an Ireland company (“Fennec Limited”), collectively referred to herein as the “Company,” is a biopharmaceutical company with one FDA approved product developed to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) that are applicable to a going concern which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

During the year ended December 31, 2024, the Company earned a net income from operations of $2,568. At December 31, 2024, it had an accumulated deficit of $219,681 and had experienced positive cash flows from operating activities in the amount of $26,980 for the year ended December 31, 2024.

On August 1, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Petrichor Opportunities Fund I LP (the “Petrichor”) in connection with the issuance of up to $45,000 of senior secured floating rate convertible notes (the “Notes”), issuable in multiple tranches (the “Note Financing”). The notes are due in August 2027. On August 19, 2022, the Company closed on the initial tranche of $5,000 (the “First Closing Note”) which has an Initial Conversion Price equal to $8.11 per share, which was calculated based on a 20% premium of the 5-day volume weighted average price of the Company’s common shares as traded on the Nasdaq Capital Market (the “VWAP”) immediately prior to the announcement of the Securities Purchase Agreement (“SPA”) dated August 1, 2022. In connection with the first closing, the Company repaid in full its secured indebtedness with Bridge Bank in the amount of $5,000.

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

On December 4, 2023, the Company closed a third tranche under the SPA in the amount of $5,000 (the “Third Closing Note”), which has an Initial Conversion Price equal to $7.89 per share, which was calculated based on a 20% premium of the 5-day VWAP immediately prior to September 20, 2022, which was the date the Company obtained FDA approval of PEDMARK®.

Also on December 4, 2023, the Company entered into a First Amendment to the Securities Purchase Agreement (the “SPA Amendment”) with Petrichor, which, among other things, extends the period that the Company may draw the remaining $15,000 under the SPA from December 31, 2023, to December 31, 2024. The ability to draw the remaining $15,000 under the SPA expired on December 31, 2024.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

On December 18, 2024, the Company entered into a Waiver and Redemption Agreement (the “Redemption Agreement”) with Petrichor, pursuant to which the Company repurchased and redeemed Notes in an aggregate principal amount of $13,000 (consisting of approximately $11,794 of original principal balance and approximately $1,206 in PIK interest) (collectively, the “Note Redemptions”).

As a result of the Note Redemptions, the First and Third Closing Notes were repurchased and redeemed in full, and, as of December 19, 2024, there remains outstanding Second Closing Notes in the aggregate principal amount (inclusive of PIK interest) of approximately $19,500.

In March of 2024, the Company announced that is had secured an exclusive licensing agreement with Norgine to commercialize PEDMARQSI in Europe, Australia and New Zealand. The deal provided the Company with approximately $43,000 up front, with the potential of approximately another $230,000 in future royalties and milestone payments.

The Company believes current funds, which include funds from the upfront payment from Norgine Pharma UK Limited (“Norgine”), provide sufficient funding for the Company to carry out its planned activities, including the continuation of commercialization efforts for at least the next twelve months of PEDMARK®.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include revenue recognition, amount and timing of marketing and other services performed by certain distributors, allowance against trade receivables, and measurement of stock-based compensation over the next twelve months from the date of issuance of the consolidated financial statements. Actual results could differ from those estimates.

Credit Losses

The Company estimates and records a provision for its expected credit losses related to its trade receivables. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses.

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer, as the Company determined that risk profile of its customers may vary based on certain characteristics such as credit history, past payment history and  geography. Each class of customer component is analyzed for estimated credit losses individually. In doing so, the Company establishes a customer profile, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the life sciences industry to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. Also,

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment and employees are supporting only one operating segment which is the production and commercialization of PEDMARK.

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

Discounts for Prompt Payment: The Customers receive a discount of for prompt payment which may range from 0.5% to 2.0%. The Company expects its customers will earn 100% of their prompt payment discounts and, therefore, the Company deducts the full amount of these discounts from total product sales when revenues are recognized.

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

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following table summarizes net product revenues for PEDMARK® in the years ended December 31, 2024, and 2023, respectively:

	Year Ended
	December 31,	December 31,
	2024	2023
Product revenues:
Gross product revenues	$38,910	$23,782
Discounts and allowances	(9,330)	(2,530)
Net product revenues	$29,580	$21,252

For the years ended December 31, 2024 and 2023, the Company had four distributors and three distributors that represented more than 10% of net sales, respectively.

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the year ended December 31, 2024, and 2023 were as follows:

	Chargebacks,	Rebates, Customer
	Discounts for	Fees/Credits
	Prompt Pay and	and Co-Pay
In thousands	Other Allowances	Assistance	Totals
Balance at December 31, 2022	$71	$163	$234
Provision related to sales made in:
Current period	1,164	600	1,764
Prior periods	—	—	—
Payments and customer credits issued	(870)	(333)	(1,203)
Balance at December 31, 2023	365	430	795
Provision related to sales made in:
Current period	1,909	6,573	8,482
Prior periods	—	—	-
Payments and customer credits issued	(1,998)	(6,296)	(8,294)
Balance at December 31, 2024	$276	$707	$983

The allowances for chargebacks, fees due to customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying Consolidated Balance Sheets.

Trade Receivables

The Company records gross trade receivables at the time of product sale to its customers, both specialty and other select global distributors. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated with each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer. For Customers that are large specialty distributors, the Company  considered the risk of potential credit losses to be low. Sales to other select global distributors have the potential for losses. The Company evaluates the risk of credit losses on sales on an individual basis using the above-mentioned criteria.  The Company had an allowance for credit losses of $3,803 as of December 31, 2024.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory and royalty (1% of net sales) payments the Company is required to pay to Oregon Health & Science University (“OHSU”) on all net sales of PEDMARK®. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s product. The manufacturing costs for PEDMARK® incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs. After FDA approval in September 2022, the Company had various lots of PEDMARK® in various stages of production in connection with the fourth quarter product launch. As of December 31, 2024, the Company capitalized approximately $1,060 of costs as inventory, net of obsolescence reserve, on the consolidated balance sheet. Of the items capitalized, $377 was capitalized as raw materials and $1,201 was capitalized into finished goods. There was a reserve against finished goods valuation for inventory which the Company believes will expire before it is sold in the amount of $518.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. As of December 31, 2024, the Company had $26,634 in cash and money market accounts (2023 - $13,269). Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at December 31, 2024 and 2023, consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and term loans, the carrying values of which approximate fair value due to their relatively short time to maturity or interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

Common Shares and Warrants

At December 31, 2024, the Company had 150 warrants with a weighted average strike price of $7.71 outstanding to purchase common shares that have a weighted average life of 3.05 years.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2024, and 2023, we maintained a full valuation allowance against our deferred tax assets.

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

Foreign Currency Transaction

The U.S. dollar is the functional currency for the Company’s consolidated operations. All gains and losses from currency transactions are included in results of operations.

Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed using the same method, except the weighted-average number of common shares outstanding includes convertible debentures, restricted share units, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods. Accordingly, warrants to purchase 0.2 million of our common shares, restricted share units of 0.3 million to obtain our common shares, and options to purchase 5.9 million of our common shares at December 31, 2024, were not included in loss per share. Such options would have an antidilutive effect. At December 31, 2023, warrants to purchase 0.2 million of our common shares, restricted share units to obtain 0.2 million of our common shares and options to purchase 4.8 million common shares were excluded from the computation of loss per share as their inclusion would have been antidilutive.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued amended guidance for improvements to reportable segment disclosures (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” that requires a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. The amended guidance is effective for fiscal years beginning January 1, 2024, and interim periods beginning January 1, 2025 and should be applied on a retrospective basis. The Company adopted the annual and interim disclosure requirements of ASU 2023-07 effective December 31, 2024 (refer to Note 11. Segment Reporting). The adoption of this ASU only affects the Company’s disclosures, with no impact to its financial condition and results of operations.

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

On March 21, 2024, the FASB issued Accounting Standards Update (ASU) 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (FASB ASC) 718, Compensation-Stock Compensation. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. The Company believes that ASU 2024-01 will not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure of additional disaggregated information about significant expenses within relevant income statement captions, such as purchases of inventory, employee compensation, depreciation, amortization and depletion. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(436)	$(16,045)

Denominator:
Weighted-average common shares, basic	27,294	26,574
Weighted-average common shares, diluted	27,294	26,574
Net loss per share, basic and diluted	$(0.02)	$(0.60)

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The following outstanding options, restricted share units, and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2024	2023
Options to purchase common shares	5,855	4,798
Restricted share units to obtain common shares	324	218
Warrants to purchase common shares	150	150

4.      Stock Options

The Compensation Committee of the Board of Directors administers the Company’s 2020 Equity Incentive Plan (the “Plan”). The Compensation Committee designates eligible participants to be included under the Plan and approves the number of options, restricted stock, and other awards to be granted from time to time under the Plan. The maximum number of common shares issuable under the Plan is the number of shares that represents twenty-five percent (25%) of the total number of all the Company’s issued and outstanding common shares. Based upon the current shares outstanding, a maximum of 6.9 million of our common shares are authorized for issuance under the Plan. The option exercise price for all options issued under the Plan is based on the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows the issuance of Canadian and U.S. dollar grants. A summary of the stock option transactions, U.S. dollar grants, for the years ended December 31, 2024 and 2023 is below. Unrecognized stock-based compensation at December 31, 2024 was $5,020 that will be recognized over a weighted-average service period of 2.3 years. There are no outstanding $CAD denominated options.

Summary of $USD Option Activity

	Number of
	Options		Weighted
	(in thousands)	Range	Average
Outstanding and exercisable at December 31, 2022	4,539	$0.45 – 12.59	$5.43
Granted	1,245	7.35 - 9.05	8.25
Exercised	(586)	0.72 - 7.99	3.18
Forfeited	(400)	4.08 - 8.32	7.45
Outstanding and exercisable at December 31, 2023	4,798	4.08-10.96	6.27
Granted	1,825	4.23-7.29	5.84
Exercised	(342)	2.36-5.81	3.25
Forfeited	(426)	7.12-8.00	7.60
Outstanding and exercisable at December 31, 2024	5,855	$2.36-8.00	$6.22

Summary of $USD Option Remaining Life

Number Outstanding and Exercisable at	Weighted Average Strike Price	Weighted Average
December 31, 2024	December 31, 2024	Remaining Life
(in thousands)	US Dollars	(years)
5,855	$6.22	6.19

Stock compensation expense for the years ended December 31, 2024, and 2023 was $5,061 and $5,354, respectively. These amounts have been included in general and administrative expenses for the respective periods. The weighted average fair value per share of options granted and or vested during the years ended December 31, 2024, and 2023 was $4.55 and $4.73, respectively. The intrinsic value (being the difference between the share price at December 31, 2024 and exercise price) of stock options exercisable at December 31, 2024 was $3,331. The intrinsic value of options exercised during the year ended December 31, 2024, was $1,820.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The fair value of all options vested during the year ended December 31, 2024, was $2,622. The fair values of options granted in years ended December 31, 2024 and 2023 were estimated on the date the options were granted based on the Black-Scholes option-pricing model, using the following weighted average assumptions for all options with a ten-year expiration:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Expected dividend	-%	-%
Risk-free interest rate	3.64 - 5.15%	3.58 - 5.31%
Expected volatility	55 - 162%	59 - 167%
Expected life	1.50 - 6 years	1.50 - 6 years

The Company uses the historical volatility and adjusts for available relevant market information pertaining to the Company’s share price.

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the years ended December 31, 2024, and 2023. Prior to June 2021, there was no activity involving RSUs. During the year ended December 31, 2024, 316 RSUs were awarded, 30 were forfeited and 180 were released from restriction. The Company recognized $1,382 in RSU expense for the year ended December 31, 2024, and $1,300 for the same period in 2023. Standard vesting of  RSUs is over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month. The Compensation Committee may also award RSUs with alternative vesting.

Number of Restricted
US Denominated RSU's	Share Units (thousands)
Outstanding at December 31, 2022	35
Awarded	365
Forfeited	(96)
Released	(86)
Outstanding at December 31, 2023	218
Awarded	316
Forfeited	(180)
Released	(30)
Outstanding at December 31, 2024	324

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

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of the Processa Pharmaceuticals Inc. (“Processa”) common shares held by the Company by taking into consideration valuations obtained from public financial markets. The Company uses Yahoo Finance to obtain share price data and Oanda for foreign currency pricing services to estimate fair value. These inputs include reported trades of and broker- dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

As of December 31, 2024, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents and had financial assets based on Level 2 inputs consisting of Processa common shares. During the year ended December 31, 2024, the Company did not have any transfers of financial assets between Levels 1 and 2.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at December 31, 2024 and December 31, 2023
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other		Significant
	Instruments				Observable Inputs		Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2024		2023		2024	2023	2024	2023	2024	2023
Assets
Cash and cash equivalents	$2,020	(1)	$1,340	(1)	$24,614	$11,929	—	—	$26,634	$13,269
Processa common shares	2	(2)	17		—	—	—	—	2	17
(1)	The Company held approximately, $2,020 in cash as of December 31, 2024, of which approximately $110 was in Canadian funds and $245 in Euro (both translated into U.S. dollars). As of December 31, 2023, the Company held approximately $1,340 in cash, of which approximately $33 was in Canadian funds (translated into U.S. dollars).
(2)	The Company has 51 unrestricted common shares of Processa (Nasdaq: PCSA).

6.      Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of shares of no-par common shares.

Warrants to Purchase Common Shares

At December 31, 2024, the Company had warrants outstanding to purchase 150 common shares at a weighted average exercise price of $7.71.

The following table summarizes our warrant activity for the years ended December 31, 2024 and 2023.

	Number of
	Warrants		Weighted
	(in thousands)	Range	Average
Outstanding and exercisable at December 31, 2022	$150	$7.71	$7.71
Granted	—	—	—
Outstanding and exercisable at December 31, 2023	$150	$7.71	$7.71
Granted	—	—	—
Outstanding and exercisable at December 31, 2024	$150	$7.71	$7.71

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

On May 18, 2015, Fennec negotiated an amendment ("Amendment 1") to the OHSU Agreement, which expands Fennec's exclusive license to include the use of N-acetylcysteine as a standalone therapy and/or in combination with PEDMARK® for the prevention of ototoxicity induced by chemotherapeutic agents to treat cancers. Further, Amendment 1 adjusts select milestone payments entered in the OHSU Agreement including but not limited to the royalty rate on net sales for licensed products, royalty rate from sublicensing of the licensed technology and the fee payable upon the regulatory approval of a licensed product. Certain milestone payments are due upon FDA approval and achievement of sufficient positive EBITDA over a specified period. PEDMARK® received FDA approval in September 2022. The Company has accrued $201 based on EBITDA targets as of December 31, 2024.

The term of the OHSU Agreement as amended by Amendment 1 expires on the date of the last to expire claim(s) covered in the patents licensed to Fennec or 8 years, whichever is later. The OHSU Agreement is terminable by either Fennec or OHSU in the event of a material breach of the agreement by either party after 45 days prior written notice. Fennec also has the right to terminate the OHSU Agreement at any time upon 60 days prior written notice and payment of all fees due to OHSU under the OHSU Agreement. The Company had accrued approximately $576 (1% net sales) in royalty expense to OHSU at December 31, 2024.

Litigation

CIPLA Litigation

On December 1, 2022, we received a letter dated November 30, 2022, notifying us that CIPLA Ltd. and CIPLA USA (“CIPLA”) submitted to the FDA an ANDA (ANDA No. 218028) for a generic version of PEDMARK® (sodium thiosulfate solution) that contained Paragraph IV Certifications on two of our patents covering PEDMARK®: the OHSU licensed ‘190 Patent, expiration date January 2038; and our US 11,291,728 Patent (the “’728 Patent”), expiration date July 2039. On January 6, 2023, we received a letter dated January 5, 2023, notifying us that CIPLA submitted to the FDA a Paragraph IV Certification on our newly issued US 11,510,984 Patent (the “’984 Patent”). These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for PEDMARK®. The certifications allege these patents are invalid or will not be infringed by the manufacture, use, or sale of CIPLA’s sodium thiosulfate solution.

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

On January 10, 2023, we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:23-cv-00123), for infringement of the US ‘190 Patent, the US ‘728 Patent, and the US ‘984 Patent.  On April 20, 2023, we filed an Amended Complaint to assert infringement of the US ‘728 Patent and the US ‘984 Patent. On April 4, 2023, we were granted US 11,617,793 Patent (the “US ‘793 Patent”) covering the formulation of the PEDMARK product, which was listed in the Orange Book on or around April 17, 2023, and has an expiration date of July 2039.  On May 11, 2023, we received written notice of CIPLA’s Paragraph IV Certification as to the US ‘793 Patent, which was dated May 10, 2023, along with an enclosed statement of alleged factual and legal bases for stating that the US ‘793 Patent is invalid, unenforceable, and/or will not be infringed by CIPLA’s ANDA Product. On July 27, 2023, we filed a Second

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Amended Complaint to assert the US ‘793 Patent. CIPLA filed an Answer to the Second Amended Complaint on August 31, 2023.

On April 23, 2024, we were granted US 11,964,018 Patent (the “US ‘018 Patent) covering a method of using our PEDMARK product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around May 8, 2024, and has an expiration date of July 2039. On May 28, 2024, we were granted US 11,992,530 Patent (the “US ‘530 Patent”) covering a method of using our PEDMARK product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 20, 2024, and has an expiration date of July 2039.  On June 4, 2024, we were granted US 11,998,604 Patent (the “US ‘604 Patent”) covering a method of using our PEDMARK product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 24, 2024, and has an expiration date of July 2039.

On June 13, 2024, we filed a Motion for Leave to File a Third Amended Complaint to focus the ANDA litigation against CIPLA on the US ‘018 Patent and the US ‘793 Patent only. The non-asserted patents remain listed in the Orange Book. On July 22, 2024, CIPLA filed a response indicating that they do not oppose our Motion for Leave to File a Third Amended Complaint. On July 30, 2024, the court granted us leave to file the Third Amended Complaint, which we filed on September 16, 2024.

In coordination with the Third Amended Complaint, we entered into a covenant not to sue CIPLA on the US ‘363 Patent, US ‘728 Patent, US ‘984 Patent, US ‘530 Patent, and US ‘604 Patent, subject to the limitation that such shall not apply to the extent CIPLA alters the product or formulation described in its FDA ANDA application.

The suit is ongoing.

Executive Severance

In the event of termination of Mr. Hackman's (Chief Executive Officer) employment with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to twelve months of salary (currently $550). In the event of termination of Mr. Andrade’s (Chief Financial Officer) employment with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to nine months of salary which is equivalent to $331. Further, certain other Executive Employment Agreements generally provide that if employment is terminated without “Cause” (as defined in the applicable Executive Employment Agreement) and other conditions are satisfied, then such executive officer shall receive as severance an amount equal to their then current base salary for a period of nine (9) months, less standard withholdings for tax and social security purposes.

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

On August 1, 2023, the Company entered into a second Office Service Agreement (the “Second Office Service Agreement”) with Regus to lease office space in Dublin, Ireland. Per  the terms of the Second Office Service Agreement, the monthly rent payments are  $2. The Company was required to pay a security deposit of $5, which is the equivalent of two months rent. The Second Office Service Agreement commenced on August 1, 2023 and terminates on January 31, 2025, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one month’s advance written notice of termination. This lease was terminated.

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

December 31, 2024

Remaining lease terms (in months)	1
Discount rate	10%

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):
Year Ending December 31,
2025	2
2
Less imputed interest	2
Total lease liabilities	$2

Current operating lease liabilities	$2
Non-current operating lease liabilities	-
Total lease liabilities	$2

Employee Benefit Plan

In May 2021, the Company established the Fennec Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. As of December 31, 2024, the Company does not offer matching contributions.

8.      Term Loans

On August 1, 2022, the Company entered into the SPA with the Petrichor in connection with the issuance of up to $45,000 of Notes, issuable in multiple tranches. On August 19, 2022, the Company closed on the initial tranche of $5,000, which has an Initial Conversion Price equal to $8.11 per share, which was calculated based on a 20% premium of the 5-day VWAP immediately prior to the announcement of the SPA. In connection with the first closing, the Company repaid in full its secured indebtedness with Bridge Bank in the amount of $5,000. The Notes become due on the maturity date, which is August 19, 2027.

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

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

On December 4, 2023, the Company closed a third tranche under the SPA in the amount of $5,000 (the “Third Closing Note”), which has an Initial Conversion Price equal to $7.89 per share, which was calculated based on a 20% premium of the 5-day VWAP immediately prior to September 20, 2022, which was the date the Company obtained FDA approval of PEDMARK®.

Also on December 4, 2023, the Company entered into a First Amendment to the Securities Purchase Agreement (the “SPA Amendment”) with the Petrichor, which, among other things, extends the period that the Company may draw the remaining $15,000 under the SPA from December 31, 2023, to December 31, 2024. The ability for subsequent draws expired on December 31, 2024.

On December 18, 2024, the Company entered into a Waiver and Redemption Agreement (the “Redemption Agreement”) with Petrichor, pursuant to which the Company repurchased and redeemed Notes in an aggregate principal amount of $13,000 (consisting of approximately $11,800 of original principal balance and approximately $1,270 in PIK interest) (collectively, the “Note Redemptions”).

As a result of the Note Redemptions, the First and Third Closing Notes were repurchased and redeemed in full, and, as of December 19, 2024, there remains outstanding Second Closing Notes in the aggregate principal amount (inclusive of PIK interest) of approximately $19,477.

Cash interest on outstanding principal shall accrue at a rate of prime, plus 4.5% per annum, from the date of funding (12% and 13% at December 31, 2024 and 2023, respectively). Cash interest is due on the first business day of each calendar quarter (“Interest Date”). Payment-in-kind (“PIK”) interest will commence on funding date and accrue at a rate of 3.5% per annum. PIK interest stopped accruing on August 24, 2024. All accrued PIK interest shall remain outstanding and was payable on each Interest Date and added to the outstanding principal amount. The Company has accrued $1,271 in PIK interest and has classified the PIK interest in long-term liabilities.

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

Aggregate annual payments due on the SPA as of December 31, 2024, are as follows (in thousands):

Years Ending December 31,	Amount
2025	$—
2026	—
2027	18,206
Payment in kind interest	1,271
Total future payments	19,477
Less: unamortized debt discount	(139)
Total term loan, net of debt discount	$19,338

In the event of default or change of control, all unpaid principal and all accrued and unpaid interest amounts (if any) become immediately due and payable. Events of default include, but are not limited to, a payment default, a material adverse change, and insolvency. The SPA facility is secured by all of the Company’s assets, including all capital stock held by the Company.

Debt issuance costs of $175 were paid in cash for legal fees and to the Petrichor in 2022 and warrants valued at $441 were granted the Petrichor to secure access to the SPA. These amounts were capitalized and are being amortized over the access period of the SPA. Upon drawing under the First Closing Note, the Second Closing Note, and the Third Closing Note, the Company recorded a debt discount of $314, which was based on a pro-rata allocation of the issue costs to secure the SPA,

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

reducing the capitalized amount by the same amount. The debt discount is being amortized over the life of the SPA.

9. Income Taxes

The Company operates in U.S., Canadian and Ireland tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows (in thousands except for percentage rates):

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Domestic loss	$(12,128)	$(12,301)
Foreign income/(loss)	12,088	(3,744)
Loss before income taxes	$(40)	$(16,045)

Expected statutory rate	26.50%	26.50%
Expected provision for (recovery of) income tax	(11)	(4,252)
Permanent differences	1,629	1,553
Change in valuation allowance	20,020	2,038
Effect of tax rate changes and other	(22,034)	661
Provision for income taxes	$(396)	$—

The Canadian statutory income tax rate of 26.5 percent is comprised of federal income tax at approximately 15.0 percent and provincial income tax at approximately 11.5 percent.

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Future tax assets:
	$2,086	$2,086
Income tax loss carryforwards	13,219	37,143
Non-refundable investment tax credits	197	297
Share issue costs	38	73
Fixed and intangible assets	30,750	1,083
Debt discount	27	62
Other	6,067	—
	52,384	40,744
Less: valuation allowance	(52,358)	(40,718)
Net future tax assets	$26	$26

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

In December 2017, in accordance with the SEC Staff Accounting Bulletin (“SAB”) 118–“Income Tax Accounting Implications of the TCJA”, the Company recorded tax effects on a provisional basis based on a reasonable estimate. The TCJA did not have a material impact on the Company's financial statements because its deferred temporary differences

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

are fully offset by a valuation allowance and the Company does not have any offshore earnings from which to record the mandatory transition tax. During 2018, the Company completed its analysis under SAB 118 and no additional tax effects due to rate-remeasurement were required to be recorded.

There are no current income taxes owed, but the Norgine deal will cause the Company to be closer to using its historical tax losses. Once those losses are used up, the Company will owe income taxes. As of December 31, 2024, the Company has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry-forwards and non-refundable investment tax credits. The unclaimed amounts and their expiry dates are as listed below:

		Province/
	Federal	State
SR&ED expenditures (no expiry)	$7,872	$—
Income tax loss carryforwards (expiry date):
2025	26,994	699,617
2026	65,621	789,105
2027	20,150	651,278
2028	16,990	655,415
2029	650	616,910
2030	358	941,126
2031	1,017	1,013,499
2032	730	1,637,844
2033	365	2,159,126
2034	160	3,737,889
2035	805	9,215,474
2036	578	8,214,367
2037	—	1,298,877
2038	—	208,948
2039	—	—
2040	—	—
2041	3,971,821	—
2042	6,191,764	—
2043	6,456,029	—
2044	—	—
No expiration	33,198,560	—
Investment tax credits (expiry date):
2024	53	—
2025	82	—
2026	86	—
2027	47	—

10. License Agreement

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

The Company evaluated the Agreement under ASC 606 and concluded that Norgine represents a customer in the transaction.  There were two performance obligations: a license of functional IP and a material right for future supply. The Company will allocate the transaction price, including currently unrecognized variable consideration, to the two performance obligations based on estimated standalone selling price, which was estimated using projected cash flows. The initial transaction price consisted of the non-refundable upfront payment, a portion of which was allocated to and recognized as License Revenue in the first quarter of 2024 as the requirements for revenue recognition under ASC 606 were met. The portion of the transaction price associated with the material right is deferred and reflected as deferred revenue in the condensed consolidated balance sheets. Deferred revenue associated with the material right is recognized as contract liabilities under the supply arrangement are made. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue or deferred as part of the material right in the period when the related sales threshold is met. All other milestones will be recognized as revenue or deferred as part of the material right immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized as revenue or deferred as part of the material right when the related sales occur. For year ended December 31, 2024, the Company did not recognize any milestone or royalty revenue payments from Norgine sales of PEDMARQSI® pursuant to the Agreement.

In conjunction with entering into the Agreement, the Company paid approximately $1,700 in incremental costs, which were capitalized and recorded within other non-current assets.  The Company amortizes the asset over the period of expected benefit using a systematic basis that reflects the pattern of transfer to the customer. A portion that represents the license was recognized immediately and is recorded within selling and marketing expense in the condensed consolidated statements of operations. As of December 31, 2024, $819 in incremental cost was capitalized.

11. Segment Reporting

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States.

Fennec’s chief operating decision maker is the senior executive team that includes the chief executive officer and chief financial officer. The chief operating decision maker uses net loss to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the single segment or any other part of the entity, such as for acquisitions or to pay dividends.

The accounting policies of the operating segment are the same as those described in Note 2, Significant Accounting Policies. The chief operating decision maker evaluates the performance of the operating segment and allocates resources

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

based on net loss that also is reported on the consolidated income statement as net loss. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

The chief operating decision maker uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The significant expenses are presented in the Company’s Statements of Operations.

12. Subsequent Events

On February 7, 2024, the Company announced that Norgine Pharmaceuticals Ltd. had commercially launched PEDMARQSI® in Germany.