Form 10-Q
period 2025-03-31
FENNEC PHARMACEUTICALS INC.
filed 2025-05-14
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, there were 27,618,743 common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

(Unaudited)

	March 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$22,675	$26,634
Accounts receivable, net	15,448	12,884
Prepaid expenses	2,444	3,080
Inventory	1,404	1,060
Other current assets	1,004	466
Total current assets	42,975	44,124

Non-current assets
Non-current accounts receivable, net	2,634	—
Other non-current assets, net of amortization	794	822
Total non-current assets	3,428	822
Total assets	$46,403	$44,946

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,280	$3,241
Accrued liabilities	2,843	3,428
Contract liability-current	248	248
Operating lease liability - current	—	2
Total current liabilities	8,371	6,919

Long-term liabilities
Term loan	18,206	18,206
PIK interest	1,271	1,271
Debt discount	(126)	(139)
Contract liability - long-term	24,561	24,561
Total long-term liabilities	43,912	43,899
Total liabilities	52,283	50,818

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Common stock, no par value; unlimited shares authorized; 27,594 shares issued and outstanding (2024 ‑27,527)	145,979	145,608
Additional paid-in capital	67,744	66,958
Accumulated deficit	(220,846)	(219,681)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ deficit	(5,880)	(5,872)
Total liabilities and stockholders’ deficit	$46,403	$44,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2025	2024

Revenue
PEDMARK product sales, net	$8,751	$7,419
Licensing revenue	—	17,958
Total revenue	8,751	25,377

Operating expenses:
Cost of product sales	373	550
Research and development	94	3
Selling and marketing	2,947	5,209
General and administrative	6,145	5,872

Total operating expenses	9,559	11,634
(Loss) / income from operations	(808)	13,743

Other (expense)/income
Unrealized foreign exchange gain/(loss)	13	(38)
Amortization expense	(13)	(20)
Unrealized loss on securities	(1)	(11)
Interest income	236	197
Interest expense	(592)	(1,034)
Total other expense	(357)	(906)

Net (loss) / income	$(1,165)	$12,837

Basic net (loss) / income per common share	$(0.04)	$0.47
Diluted net (loss) / income per common share	$(0.04)	$0.41
Weighted-average number of common shares outstanding basic	27,578	27,045
Weighted-average number of common shares outstanding diluted	27,578	31,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity / (Deficit)

Three Months Ended March 31, 2025 and 2024

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at December 31, 2024	27,527	$145,608	$66,958	$(219,681)	$1,243	$(5,872)
Stock-based compensation - employees	—	—	798	—	—	798
Stock option exercise	55	371	—	—	—	371
Restricted stock release	12	—	(12)	—	—	(12)
Net loss	—	—	—	(1,165)	—	(1,165)
Balance at March 31, 2025	27,594	$145,979	$67,744	$(220,846)	$1,243	$(5,880)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)/Equity
Balance at December 31, 2023	27,027	$144,307	$62,073	$(219,245)	$1,243	$(11,622)
Stock-based compensation - employees	—	—	1,191	—	—	1,191
Stock option exercise	75	627	—	—	—	627
Restricted stock release	3	—	(19)	—	—	(19)
Net income	—	—	—	12,837	—	12,837
Balance at March 31, 2024	27,105	$144,934	$63,245	$(206,408)	$1,243	$3,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2025	2024

Cash flows (used in)/provided by:
Operating activities:
Net (loss) / income	$(1,165)	$12,837
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Allowance for credit losses	79	—
Amortization of Norgine asset	26	723
Amortization of debt discount	13	16
Amortization of debt access fees	—	4
Unrealized loss on securities	1	11
PIK interest	—	398
Stock-based compensation - employees	798	1,191
Changes in operating assets and liabilities:
Accounts receivable	(5,277)	(1,460)
Prepaid expenses	636	(1,913)
Inventory	(344)	92
Other current assets	(537)	(133)
Accounts payable	2,039	1,426
Accrued liabilities	(585)	609
Contract liability - current	(2)	25,246
Net cash (used in) / provided by operating activities	(4,318)	39,047

Financing activities:
Issuance of shares, options exercise	371	627
Cash paid for taxes on restricted share release	(12)	(19)
Deferred issuance costs	—	(1,740)
Net cash provided by / (used in ) financing activities	359	(1,132)

(Decrease) / increase in cash and cash equivalents	(3,959)	37,915
Cash and cash equivalents - Beginning of period	26,634	13,269
Cash and cash equivalents - End of period	$22,675	$51,184

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

During the three months ended March 31, 2025, the Company experienced a net loss from operations of $808. On March 31, 2025, it had an accumulated deficit of $220,846 and had experienced negative cash flows from operating activities in the amount of $4,318 for the period ended March 31, 2025.

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

Also on December 4, 2023, the Company entered into a First Amendment to the Securities Purchase Agreement (the “SPA

Amendment”) with Petrichor, which, among other things, extend the period that the Company could draw the remaining $15,000 under the SPA from December 31, 2023, to December 31, 2024. The ability to draw the remaining $15,000 under the SPA expired on December 31, 2024.

On December 18, 2024, the Company entered into a Waiver and Redemption Agreement (the “Redemption Agreement”) with Petrichor, pursuant to which the Company repurchased and redeemed Notes in an aggregate principal amount of $13,000 (consisting of approximately $11,800 of original principal balance and approximately $1,271 in Payment-in-kind (“PIK”) interest) (collectively, the “Note Redemptions”).

As a result of the Note Redemptions, the First and Third Closing Notes were repurchased and redeemed in full, and, as of March 31, 2025, there remains outstanding Second Closing Notes in the aggregate principal amount (inclusive of PIK interest) of approximately $19,477.

In March of 2024, the Company announced that it had secured an exclusive licensing agreement with Norgine Pharma UK Limited (“Norgine”) to commercialize PEDMARQSI®, which is the branded name for PEDMARK® outside of the U.S., in Europe, Australia and New Zealand. The deal provided the Company with approximately $43,000 up front, with the potential of approximately another $230,000 in future royalties and milestone payments.

The Company believes current funds, which include funds from the upfront payment from Norgine, provide sufficient funding for the Company to carry out its planned activities, including the continuation of commercialization efforts of PEDMARK®, for at least the next twelve months.

These financial statements do not reflect the potentially material adjustments in the carrying values of assets and liabilities, the reported expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate.

2.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024. These unaudited interim condensed consolidated financial statements have been prepared in U.S. dollars. All amounts presented are in thousands except for per share amounts.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of the amount of current and non-current trade receivables, contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include revenue recognition, allowance against trade receivables, measurement of stock-based compensation and estimates of the Company’s capital requirement over the next twelve months from the date of issuance of the consolidated financial statements. Actual results could differ from those estimates.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment and employees support only one operating segment which is the production and commercialization of PEDMARK®.

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

The following table summarizes net product revenues for PEDMARK® in the United States earned in the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,	March 31,
In thousands	2025	2024
Product revenues:
Gross product revenues	$10,812	$9,556
Discounts and allowances	(2,061)	(2,137)
Net product revenues	$8,751	$7,419

For the three months ended March 31, 2025 and 2024, the Company had three distributors that each represented more than 10% of net sales.

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the three months ended March 31, 2025, was as follows:

	Chargebacks,	Rebates, Customer
	Discounts for	Fees/Credits
	Prompt pay and	and Co-Pay
In thousands	Other allowances	Assistance	Totals
Balance at December 31, 2024	$276	$707	$983
Provision related to sales made in:
Current period	418	224	642
Prior periods	—	—	—
Payments and customer credits issued	(328)	(61)	(389)
Balance at March 31, 2025	$366	$870	$1,236

The allowances for chargebacks, fees due to customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying consolidated balance sheets.

Trade Receivables

The Company records gross trade receivables at the time of product sale to its customers, both specialty and other select global distributors. Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated with each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer. For Customers that are large specialty distributors, the Company considered the risk of potential credit losses to be low. Sales to other select global distributors have the potential for losses. The Company evaluates the risk of credit losses on sales on an individual basis using the above-mentioned criteria.

Accounts receivable that are expected to be received past 12 months are recorded as non-current accounts receivable. The Company has determined any financing component of non-current receivables to be immaterial. The Company had a balance in allowance for credit losses of $3,882 as of March 31, 2025.

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s product. As of March 31, 2025, the Company capitalized approximately $1,404 of costs as inventory on the condensed consolidated balance sheet. Of the items capitalized, $665 was capitalized as work in process and raw materials, and $1,256 was capitalized as finished goods. There was a reserve against finished goods valuation for inventory which the Company believes will expire before it is sold in the amount of $517.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. As of March 31, 2025, the Company had $22,675 in cash, savings and money market accounts ($26,634 at December 31, 2024). Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at March 31, 2025 and December 31, 2024 consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and term loans, the carrying values of which approximate fair value due to their relatively short time to maturity or interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

Common Shares and Warrants

As of March 31, 2025, the Company has warrants with a weighted average strike price of $7.71 outstanding to purchase 150 common shares that have a weighted average life of 2.80 years.

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

The Company’s trade receivables includes amounts billed to Customers for product sales of PEDMARK®. In the U.S., the customers are a limited group of specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low. The Company also sells to a select group of global distributors. These global distributors are established companies and although the Company regards credit losses with these distributors to be low, it does recognize the potential for credit losses with this group.

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of March 31, 2025, we maintained a full valuation allowance against our deferred tax assets.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for annual periods beginning the year ended December 31, 2025. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

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

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) / income	$(1,165)	$12,837

Denominator:
Weighted-average common shares, basic	27,578	27,045
Dilutive effect of stock options	—	3,005
Dilutive effect of restricted share units	—	214
Dilutive effect of warrants	—	34
Dilutive effect of convertible debt	—	793
Incremental dilutive shares	—	4,046
Weighted-average common shares, diluted	27,578	31,091
Net (loss) / income per share basic	$(0.04)	$0.47
Net (loss) / income per share diluted	$(0.04)	$0.41

The following outstanding convertible debt, options and warrants were excluded from the computation of basic and diluted net income/(loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	At Three Months Ended March 31,
	2025	2024
Options to purchase common shares	5,857	1,762
Convertible debt to purchase common shares	3,761	2,968
Restricted share units to purchase common shares	589	—
Warrants to purchase common shares	150	116

4.    Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three months ended March 31, 2025, and 2024, there were no warrants issued or exercised. Outstanding warrants have a weighted average life of 2.80 years on March 31, 2025. The following tables detail the Company’s warrant activity for the three months ended March 31, 2025, and 2024, respectively:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price
Outstanding December 31, 2024	150	$7.71
Issued	—	—
Outstanding March 31, 2025	150	$7.71

Equity Incentive Plan

The Compensation Committee of the Board of Directors administers the Company’s equity incentive plan (the “Plan”). The Compensation Committee designates eligible participants to be included under the Plan and approves the number of equity instruments to be granted from time to time under the Plan. Currently, the maximum number of equity instruments issuable under the Plan, together with the Company’s prior stock option plan, is twenty-five percent (25%) of the total number of issued and outstanding common shares. Based upon shares outstanding as of March 31, 2025, a maximum of 6,899 shares of common stock are authorized for issuance pursuant to stock options or other equity awards granted under the Plan. For all options issued under the Plan, the exercise price is the fair value of the underlying shares on the date of grant. All options vest within three years or less and are exercisable for a period of ten years from the date of grant. The Plan allows the issuance of Canadian and U.S. dollar grants. The table below outlines recognized employee expense from equity awards for the three-month period ended March 31, 2025, and 2024.

	Three Months Ended March 31,
	2025	2024
Employee equity expense recognized	$798	$1,191
Total equity expense recognized	$798	$1,191

Stock Option Activity

The following is a summary of option activity for the three months ended March 31, 2025, and 2024.

	Number of	Weighted-Average
	Options (thousands)	Exercise Price
Outstanding at December 31, 2024	5,855	$6.22
Granted	180	6.50
Exercised	(55)	5.00
Forfeited	(123)	6.94
Outstanding at March 31, 2025	5,857	$6.22

Of the 5,857 options granted and outstanding at March 31, 2025, 4,257 are fully vested and exercisable.

The value of options issued was estimated using the Black-Scholes option pricing model using the assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the expected term of the award.

	Valuation Assumptions
Black-Scholes Model Assumptions	March 31, 2025
Expected dividend	-%
Risk free rate	4.05%
Expected volatility	159%
Expected life	6	years

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the three months ended March 31, 2025, and 2024. The Company recognized $255 in RSU expense for the three months ended March 31, 2025, and $300 for the same period in 2024. Standard vesting of  RSUs is over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month. The Compensation Committee may also award RSUs with alternative vesting.

Number of Restricted
RSUs Current Year	Share Units (thousands)
Outstanding at December 31, 2024	324
Awarded	283
Released	(13)
Forfeited	(5)
Outstanding at March 31, 2025	589

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

As of March 31, 2025, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents and had financial assets based on Level 2 inputs consisting of Processa common shares. During the three months ended March 31, 2025, the Company did not have any transfers of financial assets between Levels 1 and 2.

	Fair Value Measurement at March 31, 2025 and December 31, 2024
	(in thousands)
	Quoted Price in Active
	Market for Identical			Significant Other			Significant
	Instruments			Observable Inputs			Unobservable Inputs
	Level 1			Level 2			Level 3		Total
	2025		2024		2025	2024	2025	2024	2025	2024
Assets
Cash and cash equivalents	$1,618	(1)	$1,314	(1)	$21,057	$49,870	$-	$-	$22,675	$51,184
Processa common shares	$1	(2)	$4	(2)	$-	$-	$-	$-	$1	$4
(1)

The Company held approximately $1,618 in cash as of March 31, 2025, of which approximately $1,514 was held in foreign currencies (translated into U.S. dollars). As of December 31, 2024, the Company held approximately $1,314 in cash of which approximately $363 was in foreign currencies (translated into U.S. dollars).

(2)	The Company holds 51 unrestricted common shares of Processa (NASDAQ:PCSA).

6.    Commitments and Contingencies

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

The suit is ongoing.

Executive Severance

In the event of termination of Mr. Hackman's (Chief Executive Officer) employment with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to twelve months of salary (currently $559). In the event of termination of Mr. Andrade’s (Chief Financial Officer) employment with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to nine months of salary which is equivalent to $344. Further, certain other Executive Employment Agreements generally provide that if employment is terminated without “Cause” (as defined in the applicable Executive Employment Agreement) and other conditions are satisfied, then such executive officer shall receive as severance an amount equal to their then current base salary for a period of nine (9) months, less standard withholdings for tax and social security purposes.

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

On August 1, 2023, the Company entered into a second Office Service Agreement (the “Second Office Service Agreement”) with Regus to lease office space in Dublin, Ireland. Per  the terms of the Second Office Service Agreement, the monthly rent payments are $2. The Company was required to pay a security deposit of $5, which is the equivalent of two months rent. The Second Office Service Agreement commenced on August 1, 2023 and terminated on January 31, 2025, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one month’s advance written notice of termination. This lease was terminated.

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

Employee Benefit Plan

In May 2021, the Company established the Fennec Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. As of March 31, 2025, the Company does not offer matching contributions.

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

On December 4, 2023, the Company closed a third tranche under the SPA in the amount of $5,000, which has an Initial Conversion Price equal to $7.89 per share, which was calculated based on a 20% premium of the 5-day VWAP immediately prior to September 20, 2022, which was the date the Company obtained FDA approval of PEDMARK®.

Also on December 4, 2023, the Company entered into the SPA Amendment with the Petrichor, which, among other things, extended the period that the Company could draw the remaining $15,000 under the SPA from December 31, 2023, to December 31, 2024. The ability for subsequent draws expired on December 31, 2024.

On December 18, 2024, the Company entered into the Redemption Agreement with Petrichor, pursuant to which the Company repurchased and redeemed Notes in an aggregate principal amount of $13,000 (consisting of approximately $11,800 of original principal balance and approximately $1,271 in PIK interest).

As a result of the Note Redemptions, the First and Third Closing Notes were repurchased and redeemed in full, and, as of March 31, 2025, there remains outstanding Second Closing Notes in the aggregate principal amount (inclusive of PIK interest) of approximately $19,477.

Cash interest on outstanding principal shall accrue at a rate of prime, plus 4.5% per annum, from the date of funding (12% at March 31, 2025 and December 31, 2024, respectively). Cash interest is due on the first business day of each calendar quarter (“Interest Date”). PIK interest will commence on funding date and accrue at a rate of 3.5% per annum. PIK interest stopped accruing on August 24, 2024. All accrued PIK interest remained outstanding and was payable on each Interest Date and added to the outstanding principal amount. The Company has accrued $1,271 in PIK interest and has classified the PIK interest in long-term liabilities.

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

Aggregate annual payments under the SPA as of March 31, 2025, are as follows (in thousands):

Years Ending December 31,	Amount
2025	—
2026	—
2027	18,206
Payment in kind interest	1,271
Total future payments	19,477
Less: unamortized debt discount	(126)
Total term loan, net of debt discount	$19,351

In the event of default or change of control, all unpaid principal and all accrued and unpaid interest amounts (if any) under the SPA notes become immediately due and payable. Events of default include, but are not limited to, a payment default, a material adverse change, and insolvency. The SPA facility is secured by all of the Company’s assets, including all capital stock held by the Company.

Debt issuance costs of $175 were paid in cash for legal fees and to the Investor in 2022 and warrants valued at $441 were granted the Investor to secure access to the SPA. These amounts were capitalized and are being amortized over the access period of the SPA. Upon drawing tranche 1 and tranche 2, the Company recorded a debt discount of $314, which was based on a pro-rata allocation of the issue costs to secure the SPA, reducing the capitalized amount by the same amount. The debt discount is being amortized over the life of the SPA. The debt discount was fully expensed when the Company redeemed $13,000 of principle amount in December 2024.

8.   License Agreement

License Agreement with Norgine Pharma UK Limited

On March 17, 2024, the Company announced that, through its wholly-owned subsidiary, Fennec Pharmaceuticals, Inc. entered into a License and Supply Agreement (the “Agreement”) with Norgine, pursuant to which Norgine is granted an exclusive license to commercialize the Company’s product PEDMARQSI® (known as PEDMARK® in the United States) for all human indications in the European Economic Area, Switzerland, the United Kingdom, Australia and New Zealand (collectively, the “Territory”). On July 26, 2024, Norgine and Fennec amended the Agreement. The amended Agreement maintains all principal payment terms with the primary addition of Norgine assuming responsibility for packaging and labeling of PEDMARQSI®.

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

The Company evaluated the Norgine License Agreement under ASC 606 and concluded that Norgine represents a customer in the transaction.  There were two performance obligations: A license of functional IP and a material right for future supply. The Company will allocate the transaction price, including currently unrecognized variable consideration, to the two performance obligations based on estimated standalone selling price, which was estimated using projected cash flows. The initial transaction price consisted of the non-refundable upfront payment, a portion of which was allocated to and recognized as License Revenue in the first quarter of 2024 as the requirements for revenue recognition under ASC 606 were met. The portion of the transaction price associated with the material right is deferred and reflected as deferred revenue in the condensed consolidated balance sheets. Deferred revenue associated with the material right is recognized as contract liabilities under the supply arrangement are made. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue or deferred as part of the material right in the period when the related sales threshold is met. All other milestones will be recognized as revenue or deferred as part of the material right immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized as revenue or deferred as part of the material right when the related sales occur. For the three months ended March 31, 2025, the Company did not recognize any milestone or royalty revenue payments to from the Norgine sales of PEDMARQSI® pursuant to the Agreement.

In conjunction with entering into the Agreement, the Company paid approximately $1,700 in incremental costs, which were capitalized and recorded within Other non-current assets.  The Company amortizes the asset over the period of expected benefit using a systematic basis that reflects the pattern of transfer to Norgine. A portion that represents the license was recognized immediately and is recorded within selling and marketing expense in the consolidated statements of operations. As of March 31, 2025, $794 in incremental cost was capitalized.

9. Segment Reporting

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

The accounting policies of the operating segment are the same as those described in Note 2, Significant Accounting Policies. The chief operating decision maker evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the consolidated income statement as net loss. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Caution Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025 (the “Annual Report”) and our unaudited interim condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q (the “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to the Company’s plans and strategy for its business, includes forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. As a result of many factors, including those factors set forth in Part I, Item 1A of the Annual Report under the heading “Risk Factors”, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, and the condensed consolidated financial statements and accompanying notes included elsewhere in this report.

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

In addition, the U.S. and other countries have recently imposed, and may continue to impose, new tariffs. While pharmaceuticals are largely exempt from the recently imposed U.S. tariffs, such exemptions may be terminated or may not apply to any future tariffs. Additionally, pharmaceuticals are not exempt from certain tariffs recently imposed outside of the U.S. We continue to evaluate the impacts of tariffs on our business and results of operations. Based on current information, we do not believe the impact of tariffs on our business, financial condition or results of operations will be material.

Results of Operations

Three months ended March 31, 2025 versus three months ended March 31, 2024:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	March 31, 2025%		March 31, 2024%		Change
PEDMARK product sales, net	$8,751		$7,419		$1,332
Licensing revenue	—		17,958		(17,958)
Total revenue	8,751		25,377		(16,626)

Operating expenses:
Cost of product sales	373	4	550	5	(177)
Research and development	94	1%	3	0%	91
Selling and marketing	2,947	31%	5,209	45%	(2,262)
General and administration	6,145	64%	5,872	50%	273
Total operating expense	9,559	100%	11,634	100%	(2,075)
(Loss) / income from operations	(808)		13,743		(14,551)

Unrealized loss on securities	(1)		(11)		10
Amortization expense	(13)		(20)		7
Interest expense	(592)		(1,034)		442
Unrealized foreign exchange loss	13		(38)		51
Interest income	236		197		39
Net (loss) / income from operations	$(1,165)		$12,837		$(14,002)

●	The Company recorded net product sales of $8,751 in the first quarter of 2025 compared to $7,419 in 2024 as the Company increased market penetration and access for PEDMARK and as the Company expanded its focus to the adolescent and young adult (AYA) population. Further, the Company recorded $17,958 in licensing revenue related to the Norgine transaction in 2024.
●	Research and development expense increased by $91 for the three-month period ended March 31, 2025, as compared to the same period in 2024. Our research and development activities for this period consisted of costs associated with investigator initiated clinical trials and the global named patient program.
●	Selling and marketing expenses include distribution costs, logistics, shipping and insurance, advertising, wages commissions and out-of-pocket expenses. We recorded $2,947 in selling and marketing expenses for the three-month period ended March 31, 2025, as compared to $5,209 for 2024. The decrease is largely related to the elimination of European pre commercial activities in 2024 which were completed after the Norgine transaction.
●	There was a $273 increase in general and administrative expenses for the three-month period ended March 31, 2025 compared to 2024. There was an increase in consulting and professional costs compared to the same period in 2024 which is largely attributable to intellectual property expenses related to ongoing litigation.
●	The value of our Processa shares declined by $1 for the three-month period ended March 31, 2025. For the same period in 2024, there was a loss of $11.
●	Amortization expense decreased $7 for the three-month period ended March 31, 2025 as compared to the same period in 2024.
●	Interest expense decreased by $442 for the three-month period ended March 31, 2025 compared to the same period in 2024. The decrease was driven mainly by lower debt balance on long-term debt due to Company’s debt paydown of $13,000 in December 2024.

●	Interest income increased in the three-month period ended March 31, 2025 as compared to the same period in 2024 by $39, due to higher average cash balances and higher rates on money market accounts for the comparable periods.

Liquidity and Capital Resources

	As at	As at
Selected Asset and Liability Data (thousands):	March 31, 2025	December 31, 2024
Cash and equivalents	$22,675	$26,634
Other current assets	20,300	17,490
Current liabilities	8,371	6,919
Working capital (1)	34,604	37,205
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	213,723	212,566
Accumulated deficit	(220,846)	(219,681)
Stockholders’ (deficit)	(5,880)	(5,872)

●	There was a $3,959 net decrease in cash and cash equivalents between March 31, 2025, and December 31, 2024. The net decrease was primarily the result of seasonally higher cash operating expenses in the first quarter and the timing of working capital collections.
●	The increase in other current assets of $5,444 between March 31, 2025, and December 31, 2024, primarily relates to an increase in accounts receivable.
●	Current liabilities at March 31, 2025 increased $2,163 million compared to December 31, 2024.
●	Working capital decreased by $678 between March 31, 2025, and December 31, 2024.

The following table illustrates a summary of cash flows data for the three-month periods of March 31, 2025 and 2024:

Selected Cash Flow Data	Three Months Ended	Three Months Ended
(dollars and shares in thousands)	March 31, 2025	March 31, 2024
Net cash (used in) / provided by operating activities	$(4,318)	$39,047
Net cash provided by investing activities	—	—
Net cash provided by / (used in) financing activities	359	(1,132)
Net cash flow	$(3,959)	$37,915

The net cash used in operating activities for the three-month period ended March 31, 2025 was approximately $4,318 as compared to $39,047 net cash provided by operating activities during the same period in 2024. There was a increase in net loss of $14,713 in the three-month period ended March 31, 2025, as compared to the same period in 2024. The comparable decrease in net cash flow is primarily a result of the proceeds received from the Norgine transaction.

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

Outstanding Share Information

Our outstanding share data as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31,	December 31,
Outstanding Share Type	2025	2024	Change
Common shares	27,594	27,527	67
Warrants	150	150	—
RSUs	589	324	265
Stock options	5,857	5,855	2
Total	34,190	33,856	334

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. As of March 31, 2025, we had approximately $1,618 in our cash accounts and $21,057 in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

Contractual Obligations and Commitments

None, other than the lease agreements, and severance amounts described in notes to our condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report. There have been no material changes to our critical accounting policies and use of estimates during the three months ended March 31, 2025.

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

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the three-month period ended March 31, 2025, we used the following weighted average assumptions:

	Valuation Assumptions
Black-Scholes Model Assumptions	March 31, 2025
Expected dividend	-%
Risk free rate	4.05%
Expected volatility	159%
Expected life	6	years

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

Newly Adopted and Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for annual periods beginning the year ended December 31, 2025. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

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

Item 3. Controls and Procedures.

(a)                 Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2025.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management has concluded that, as of March 31, 2025, our internal controls over financial reporting were effective.

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

The suit is ongoing.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, Item 1A – Risk Factors.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this Quarterly Report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulations S-K.

Press Release

On May 13, 2025, we issued a press release announcing our financial results for the quarter ended March 31, 2025. A copy of the news release is attached to this Quarterly Report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

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

Fennec Pharmaceuticals Inc.

Date: May 14, 2025	By:	/s/ Jeffrey Hackman
Jeffrey Hackman
Chief Executive Officer
(principal executive officer)

Date: May 14, 2025	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)