Form 10-Q
period 2025-06-30
FENNEC PHARMACEUTICALS INC.
filed 2025-08-14
CIK 1211583

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 27,831,698 of the registrant's common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

(Unaudited)

	June 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$18,705	$26,634
Accounts receivable, net	17,502	12,884
Prepaid expenses	1,421	3,080
Inventory	2,201	1,060
Other current assets	965	466
Total current assets	40,794	44,124

Non-current assets
Non-current accounts receivable, net	3,314	—
Other non-current assets, net of amortization	768	822
Total non-current assets	4,082	822
Total assets	$44,876	$44,946

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,941	$3,241
Accrued liabilities	2,225	3,428
Contract liability - current	248	248
Operating lease liability - current	—	2
Total current liabilities	8,414	6,919

Long-term liabilities
Term loan	18,206	18,206
PIK interest	1,271	1,271
Debt discount	(113)	(139)
Contract liability - long-term	24,561	24,561
Total long-term liabilities	43,925	43,899
Total liabilities	52,339	50,818

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Common stock, no par value; unlimited shares authorized; 27,733 shares issued and outstanding (2024 ‑27,527)	146,165	145,608
Additional paid-in capital	69,127	66,958
Accumulated deficit	(223,998)	(219,681)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ deficit	(7,463)	(5,872)
Total liabilities and stockholders’ deficit	$44,876	$44,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Revenue
PEDMARK product sales, net	$9,652	$7,262	$18,403	$14,681
Licensing revenue	—	—	—	17,958
Total revenue	9,652	7,262	18,403	32,639

Operating expenses:
Cost of product sales	967	608	1,340	1,158
Research and development	107	157	201	160
Selling and marketing	4,354	4,672	7,301	9,881
General and administrative	6,956	6,864	13,101	12,736

Total operating expenses	(12,384)	(12,301)	(21,943)	(23,935)
(Loss)/income from operations	(2,732)	(5,039)	(3,540)	8,704

Other (expense)/income
Unrealized foreign exchange gain / (loss)	17	(17)	30	(55)
Amortization expense	(13)	(23)	(26)	(43)
Unrealized loss on securities	(1)	—	(2)	(11)
Interest income	171	570	407	767
Interest expense	(594)	(1,044)	(1,186)	(2,078)
Total other expense	(420)	(514)	(777)	(1,420)

Net (loss)/income	$(3,152)	$(5,553)	$(4,317)	$7,284

Basic net (loss)/income per common share	$(0.11)	$(0.20)	$(0.16)	$0.27
Diluted net (loss)/income per common share	$(0.11)	$(0.20)	$(0.16)	$0.24
Weighted-average number of common shares outstanding basic	27,664	27,297	27,621	27,250
Weighted-average number of common shares outstanding diluted	27,664	27,297	27,621	30,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three and Six Months Ended June 30, 2025, and 2024

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (deficit)

Balance at December 31, 2024	27,527	$145,608	$66,958	$(219,681)	$1,243	$(5,872)
Stock-based compensation	—	—	798	—	—	798
Stock option exercise	55	371	—	—	—	371
Restricted stock release	12	—	(12)	—	—	(12)
Net loss	—	—	—	(1,165)	—	(1,165)
Balance at March 31, 2025	27,594	145,979	67,744	(220,846)	1,243	(5,880)
Stock-based compensation	—	—	1,494	—	—	1,494
Stock option exercise	52	186	—	—	—	186
Restricted stock release	87	—	(111)	—	—	(111)
Net loss	—	—	—	(3,152)	—	(3,152)
Balance at June 30, 2025	27,733	$146,165	$69,127	$(223,998)	$1,243	$(7,463)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (deficit)
Balance at December 31, 2023	27,027	$144,307	$62,073	$(219,245)	$1,243	$(11,622)
Stock-based compensation	—	—	1,191	—	—	1,191
Stock option exercise	75	627	—	—	—	627
Restricted stock release	3	—	(19)	—	—	(19)
Net income	—	—	—	12,837	—	12,837
Balance at March 31, 2024	27,105	144,934	63,245	(206,408)	1,243	3,014
Stock-based compensation	—	—	925	—	—	925
Stock option exercise	147	347	—	—	—	347
Restricted stock release	77	—	(90)	—	—	(90)
Net loss	—	—	—	(5,553)	—	(5,553)
Balance at June 30, 2024	27,329	$145,281	$64,080	$(211,961)	$1,243	$(1,357)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2025	2024

Cash flows provided by (used in):
Operating activities:
Net (loss)/income	$(4,317)	$7,284
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Allowance for credit losses	1,222	—
Amortization of Norgine asset	51	749
Amortization of debt discount	26	43
Unrealized loss on securities	2	11
PIK interest	—	803
Stock-based compensation	2,292	2,116
Changes in operating assets and liabilities:
Accounts receivable	(5,542)	(3,498)
Prepaid expenses	(1,659)	(1,804)
Inventory	(1,141)	12
Other current assets	(435)	(255)
Accounts payable	2,700	669
Accrued liabilities	(1,203)	(716)
Contract liability - current	—	25,246
Net cash (used in) / provided by operating activities	(8,004)	30,660

Financing activities:
Issuance of shares, options exercise	186	974
Cash paid for taxes on restricted share release	(111)	(109)
Deferred issuance costs	—	(1,740)
Net cash provided by / (used in) financing activities	75	(875)

(Decrease) / increase in cash and cash equivalents	(7,929)	29,785
Cash and cash equivalents - Beginning of period	26,634	13,269
Cash and cash equivalents - End of period	$18,705	$43,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.      Nature of Business and Liquidity

Fennec Pharmaceuticals Inc., a corporation existing under the laws of British Columbia  (“Fennec,” “the Company,” “we,” “us,” or “our”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian corporation, and Fennec Pharmaceuticals (EU) Limited, an Ireland company (“Fennec Limited”), collectively referred to herein as the “Company,” is a biopharmaceutical company with one FDA, EMA and U.K. approved product developed to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

During the three and six-month period ended June 30, 2025, the Company experienced a net loss from operations of $(2,732) and $(3,540), respectively. On June 30, 2025, it had an accumulated deficit of $223,998, and had experienced negative cash flows from operating activities in the amount of $(8,004) for the six-month period ended June 30, 2025.

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

As a result of the Note Redemptions, the First and Third Closing Notes were repurchased and redeemed in full, and, as of June 30, 2025, there remains outstanding Second Closing Notes in the aggregate principal amount (inclusive of PIK interest) of approximately $19,477.

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

In May 2025, the Board of Directors approved a performance-based unit, or PSU, grant whereby vesting depends on certain revenue performance milestones over the next year. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. As of June 30, 2025, the Company deems the achievement of a portion of the performance milestones to be probable.

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

Net Product Revenue

On September 20, 2022, the FDA approved PEDMARK® in the United States to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. PEDMARK® became commercially available on October 17, 2022. PEDMARK® is the Company’s first commercial product. Amongst the Company’s customers are distributors which subsequently resell the Company’s products to health care providers and patients. In addition to distribution agreements, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately- negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

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

The following table summarizes net product revenues for PEDMARK earned during the three and six months ended June 30, 2025, and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In thousands	2025	2024	2025	2024
Product revenues:
Gross product revenues	$10,941	$9,466	$21,753	$19,022
Discounts and allowances	(1,289)	(2,204)	(3,350)	(4,341)
Net product revenues	$9,652	$7,262	$18,403	$14,681

For the three and six months ended June 30, 2025, the Company had five and four distributors that each represented more than 10% of net sales, respectively.

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK (which constitute variable consideration) for the six months ended June 30, 2025, were as follows:

	Chargebacks,	Rebates, Returns, Customer
	Discounts for	Fees/Credits
	Prompt pay and	and Co-Pay
In thousands	Other allowances	Assistance	Totals
Balance at December 31, 2024	$276	$707	$983
Provision related to sales made in:
Current period	418	224	642
Prior periods	—	—	—
Payments and customer credits issued	(328)	(61)	(389)
Balance at March 31, 2025	$366	$870	$1,236
Provision related to sales made in:
Current period	553	196	749
Prior periods	—	—	—
Payments and customer credits issued	(637)	(185)	(822)
Balance at June 30, 2025	$282	$881	$1,163

The allowances for chargebacks, fees due to customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying condensed consolidated balance sheets.

Trade Receivables

The Company records gross trade receivables at the time of product sale to its customers. Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated with each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer. For Customers that are large specialty distributors, the Company considered the risk of potential credit losses to be low. Sales to other select global distributors have the potential for losses. The Company evaluates the risk of credit losses on sales on an individual basis using the above-mentioned criteria. Accounts receivable that are expected to be received past 12 months are recorded as non-current accounts receivable. The Company has determined any financing component of non-current receivables to be immaterial. The Company had a balance in allowance for credit losses of $4,306 as of June 30, 2025.

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s product. As of June 30, 2025, the Company capitalized approximately $2,201 of costs as inventory on the condensed consolidated balance sheet. Of the items capitalized, $943 was capitalized as raw materials, $593 was capitalized as work in process, $665 was capitalized into finished goods.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2025, the Company had $18,705 in cash, savings and money market accounts ($26,634 at December 31, 2024). While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at June 30, 2025 and December 31, 2024 consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and term loans, the carrying values of which approximate fair value due to their relatively short time to maturity or interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

Common Shares and Warrants

As of June 30, 2025, the Company has 150 warrants with a weighted average strike price of $7.71 outstanding to purchase common shares that have a weighted average life of 2.55 years.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.  As of June 30, 2025, we maintained a full valuation allowance against our deferred tax assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) / income	$(3,152)	$(5,553)	$(4,317)	$7,284

Denominator:
Weighted-average common shares, basic	27,664	27,297	27,621	27,250
Dilutive effect of stock options	—	—	—	843
Dilutive effect of restricted share units	—	—	—	445
Dilutive effect of warrants	—	—	—	11
Dilutive effect of convertible debt	—	—	—	253
Incremental dilutive shares	—	—	—	1,552
Weighted-average common shares, diluted	27,664	27,297	27,621	30,354
Net (loss) / income per share diluted	$(0.11)	$(0.20)	$(0.16)	$0.24

The following common stock equivalents, outstanding convertible debt, options and warrants were excluded from the computation of diluted net income/(loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Diluted Earnings Per Share		Diluted Earnings Per Share
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common shares	221	3,466	6,078	5,228
Convertible debt to purchase common shares	24	—	3,785	—
Restricted share units to purchase common shares	—	445	485	445
Performance share units to purchase common shares	100	—	100	—
Warrants to purchase common shares	—	34	150	150

4.  Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three and six months ended June 30, 2025, and 2024, there were no warrants issued or exercised. Outstanding warrants have a weighted average life of 2.55 years on June 30, 2025. The following tables detail the Company’s warrant activity for the three and six months ended June 30, 2025, and 2024, respectively:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price
Outstanding December 31, 2024	150	$7.71
Issued	—	—
Outstanding March 31, 2025	150	$7.71
Issued	—	—
Outstanding June 30, 2025	150	$7.71

Equity Incentive Plan

The Company maintains an equity incentive plan (the “Plan”), which is administered by the Compensation Committee of the Board of Directors. The Plan provides for the issuance of stock options, restricted share units (“RSUs”), and other equity-based awards to employees, directors, officers, and consultants of the Company. The Compensation Committee is responsible for determining eligible participants and approving individual award grants under the Plan.

On April 24, 2025, the Company’s Board of Directors approved an amendment to the Plan to: (i) increase the number of common shares available for issuance under the Plan (excluding common shares issued prior to the date of the meeting pursuant to the exercise of options and vesting of RSUs) to 8,500 common shares, representing approximately 30.8% of the total issued and outstanding common shares as of the date of the circular; and (ii) include provisions for an employee stock purchase program. The amendment was subsequently approved by the Company’s shareholders on June 3, 2025.

Prior to this amendment, the maximum number of equity instruments issuable under the Plan, together with the Company’s prior stock option plan, was limited to 25% of the Company’s issued and outstanding common shares. Based on the then-current outstanding share count, this equated to a maximum of 6,825 common shares available for issuance.

All stock options granted under the Plan have an exercise price equal to the fair value of the Company’s common shares on the date of grant. Options generally vest over a period of up to three years and are exercisable for a period of up to ten years from the grant date. Awards under the Plan may be denominated in either U.S. or Canadian dollars.

The Company recognizes stock-based compensation expense for all share-based awards granted to employees and non-employees based on the fair value of the awards on the grant date. The following table summarizes stock-based compensation expense related to equity awards:

.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Stock-based expense recognized	$1,494	$925	$2,292	$2,116
Total option expense recognized	$1,494	$925	$2,292	$2,116

Stock Option Activity

The following is a summary of option activity for the three and six months ended June 30, 2025.

	Number of	Weighted-Average
Options	Options	Exercise Price
Outstanding at December 31, 2024	5,855	$6.22
Granted	180	6.50
Exercised	(55)	5.00
Forfeited	(123)	6.94
Outstanding at March 31, 2025	5,857	6.22
Granted	318	7.41
Exercised	(52)	5.08
Forfeited	(45)	4.23
Outstanding at June 30, 2025	6,078	$6.31

Of the 6,078 options granted and outstanding at June 30, 2025, 4,433 are fully vested and exercisable.

The value of options issued was estimated using the Black-Scholes option pricing model using the assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the expected term of the award.

Valuation
Assumptions
Black-Scholes Model Assumptions	June 30, 2025
Expected dividend	-%
Risk free rate	3.93 - 4.19%
Expected volatility	71.04- 161.67%
Expected life	1.5 - 6.0	years

Performance-Based Units

In May 2025, the Board of Directors approved a performance-based unit, or PSU, grant whereby vesting depends on certain revenue performance milestones over the next year. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. As of June 30, 2025, the Company deems the achievement of a portion of the performance milestones to be probable.

The following table summarizes PSU activity under the 2020 Plan during the six months ended June 30, 2025:

Weighted-Average
	Number of	Grant Date Fair Value
	Stock Units	Per Share
Unvested balance at January 1, 2025	—	$—
Granted	100	6.62
Vested	—	—
Forfeited	—	—
Unvested balance at June 30, 2025	100	$6.62

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the three and six months ended June 30, 2025 and 2024. During the three and six months ended June 30, 2025, there were 13 and 102 RSUs released from restriction, respectively. Standard vesting of  RSUs is over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month. The Compensation Committee may also award RSUs with alternative vesting.

Number of
Restricted Share
RSUs Current Periods	Units
Outstanding at December 31, 2024	324
Awarded	283
Released	(13)
Forfeited	(5)
Outstanding at March 31, 2025	589
Awarded	—
Released	(102)
Forfeited	(2)
Outstanding at June 30, 2025	485

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

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at June 30, 2025 and December 31, 2024
	Quoted Price in Active
	Market for Identical				Significant Other		Significant
	Instruments				Observable Inputs		Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2025		2024		2025	2024	2025	2024	2025	2024
Assets
Cash and cash equivalents	$1,984	(1)	$2,020	(1)	$16,721	$24,614	$—	$—	$18,705	$26,634
Processa common shares	$1	(2)	$2	(2)	$—	$—	$—	$—	$1	$2

(1)

The Company held approximately $1,984 in cash accounts as of June 30, 2025, of which approximately $442 was held in foreign currencies (translated into U.S. dollars). As of December 31, 2024, the Company held approximately $1,314 in cash of which approximately $363 was in foreign currencies (translated into U.S. dollars).

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

On May 27, 2025, we were granted US 12,311,026 (the “US ‘026 Patent”) covering a method of using pharmaceutical compositions comprising sodium thiosulfate and specific stabilizers to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer.  The US ‘026 Patent has an expiration date of July 2039.

On May 27, 2025, we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:25-cv-05709), for infringement of the US ‘026 Patent based on the Cipla entities’ ANDA filing.  Subsequently, we filed a Motion to Consolidate Case No. 2:25-cv-05709 and Case No. 2:23-cv-00123.

On July 14, 2025, the court granted the Motion to Consolidate Case No. 2:25-cv-05709 with Case No. 2:23-cv-00123.

On July 14, 2025, the court issued its Order on Claim Construction on two claim terms in dispute, adopting our proposed constructions for both.

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

On August 1, 2023, the Company entered into a second Office Service Agreement (the “Second Office Service Agreement”) with Regus to lease office space in Dublin, Ireland. Per  the terms of the Second Office Service Agreement, the monthly rent payments are $2. The Company was required to pay a security deposit of $5, which is the equivalent of two months rent. The Second Office Service Agreement commenced on August 1, 2023, and terminated on January 31, 2025, thereafter the lease may continue on a month-to-month basis with either party being able to terminate the agreement by providing one month’s advance written notice of termination. This lease was terminated.

Employee Benefit Plan

In May 2021, the Company established the Fennec Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. As of June 30, 2025, the Company does not offer matching contributions.

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

As a result of the Note Redemptions, the First and Third Closing Notes were repurchased and redeemed in full, and, as of June 30, 2025, there remains outstanding Second Closing Notes in the aggregate principal amount (inclusive of PIK interest) of approximately $19,477.

Cash interest on outstanding principal shall accrue at a rate of prime, plus 4.5% per annum, from the date of funding (12% at June 30, 2025, and December 31, 2024, respectively). Cash interest is due on the first business day of each calendar quarter (“Interest Date”). PIK interest will commence on funding date and accrue at a rate of 3.5% per annum. PIK interest stopped accruing on August 24, 2024. All accrued PIK interest remained outstanding and was payable on each Interest Date and added to the outstanding principal amount. The Company has accrued $1,271 in PIK interest and has classified the PIK interest in long-term liabilities.

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

Aggregate annual payments due on the SPA as of June 30, 2025, are as follows (in thousands):

Years Ending December 31,	Amount
2025	$—
2026	—
2027	18,206
Payment in kind interest	1,271
Total future payments	19,477
Less: unamortized debt discount	(113)
Total term loan, net of debt discount	$19,364

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

The Company evaluated the Norgine License Agreement under ASC 606 and concluded that Norgine represents a customer in the transaction.  There were two performance obligations: A license of functional IP and a material right for future supply. The Company will allocate the transaction price, including currently unrecognized variable consideration, to the two performance obligations based on estimated standalone selling price, which was estimated using projected cash flows. The initial transaction price consisted of the non-refundable upfront payment, a portion of which was allocated to and recognized as License Revenue in the first quarter of 2024 as the requirements for revenue recognition under ASC 606 were met. The portion of the transaction price associated with the material right is deferred and reflected as deferred revenue in the condensed consolidated balance sheets. Deferred revenue associated with the material right is recognized as contract liabilities under the supply arrangement are made. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue or deferred as part of the material right in the period when the related sales threshold is met. All other milestones will be recognized as revenue or deferred as part of the material right immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized as revenue or deferred as part of the material right when the related sales occur. For the six months ended June 30, 2025, the Company did not recognize any milestone payments from Norgine sales of PEDMARQSI® pursuant to the Agreement.

In conjunction with entering into the Agreement, the Company paid approximately $1,700 in incremental costs, which were capitalized and recorded within Other non-current assets.  The Company amortizes the asset over the period of expected benefit using a systematic basis that reflects the pattern of transfer to Norgine. A portion that represents the license was recognized immediately and is recorded within selling and marketing expense in the consolidated statements of operations. As of June 30, 2025, $768 in incremental cost was capitalized.

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

We received Orphan Drug Exclusivity for PEDMARK® in January 2023, which provides seven years of market exclusivity from its FDA approval on September 20, 2022, until September 20, 2029. We currently have six patents listed for PEDMARK® in the FDA Orange Book. In September 2022, the USPTO issued Patent No. 11,291,728 (the “US ‘728 Patent”), in December 2022, the USPTO issued Patent No. 11,510,984 (“US ‘984 Patent”) and in April 2023, the USPTO issued Patent No. 11,671,793 (“US ‘793 Patent”) that covers PEDMARK® pharmaceutical formulation. Further, additional issued patents included US 11,964,018 Patent (the “’US ‘018 Patent) and US 11,992,530 Patent (the “US ’530 Patent”) and US 11,998,604 Patent (the “US ’604 Patent”) covering methods of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer. The US ‘728, US ‘984 US ‘793, US ‘018, US’530 and US ’604 patents will expire in 2039. We are also pursuing additional patent applications in both the U.S. and internationally for PEDMARK®. Additionally, on May 27, 2025, we were granted US 12,311,026 (the “US ‘026 Patent”) covering a method of using pharmaceutical compositions comprising sodium thiosulfate and specific stabilizers to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer.  The US ‘026 Patent has an expiration date of July 2039.

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

In the U.S. and Europe, it is estimated that more than 10,000 pediatric patients may receive platinum-based chemotherapy on an annual basis. The incidence of ototoxicity depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. PEDMARK® is the first and only therapy approved to mitigate the risk of ototoxicity associated with cisplatin, a form of platinum based chemotherapy, in pediatric patients aged one month and older with localized, non-metastatic solid tumors. Beyond the use of PEDMARK, only expensive, technically difficult, and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children that suffer ototoxicity at critical stages of development lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

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

In early 2025, Norgine announced the launch of PEDMARQSI in Germany and the U.K.

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

Results of Operations

Three months ended June 30, 2025 versus three months ended June 30, 2024:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	June 30, 2025%		June 30, 2024%		Change
PEDMARK product sales, net	$9,652		$7,262		$2,390

Operating expenses:
Cost of product sales	967	8%	608	5%	359
Research and development	107	1%	157	1%	(50)
Selling and marketing	4,354	35%	4,672	38%	(318)
General and administration	6,956	56%	6,864	56%	92
Total operating expense	12,384	100%	12,301	100%	83
Loss from operations	(2,732)		(5,039)		2,307
Unrealized loss on securities	(1)		—		(1)
Amortization expense	(13)		(23)		10
Interest expense	(594)		(1,044)		450
Unrealized foreign exchange gain/(loss)	17		(17)		34
Interest income	171		570		(399)
Net loss	$(3,152)		$(5,553)		$2,401

●	The Company recorded net product sales of $9,652 in the second quarter of 2025 compared to $7,262 in 2024 as the Company increased market penetration and access for PEDMARK and as the Company expanded its focus to the adolescent and young adult (AYA) population. Further, the Company recorded $243 related to the Norgine royalties in 2025.
●	Selling and marketing expenses include distribution costs, logistics, shipping and insurance, advertising, wages commissions and out-of-pocket expenses. We recorded $4,354 in selling and marketing expenses for the three-month period ended June 30, 2025, as compared to $4,672 for 2024. The decrease is largely related to the elimination of European pre commercial activities in 2024 which were completed after the Norgine transaction offset by select increased commercial and marketing activities.
●	There was a $92 increase in general and administrative expenses for the three-month period ended June 30, 2025 compared to 2024.
●	The value of our Processa shares declined by $1 for the three-month period ended June 30, 2025.
●	Amortization expense decreased by $10 for the three-month period ended June 30, 2025 as compared to the same period in 2024.
●	Interest expense decreased by $450 for the three-month period ended June 30, 2025 compared to the same period in 2024. The decrease was driven mainly by lower long-term debt due to Company’s debt paydown of $13,000 in December 2024.
●	Interest income decreased in the three-month period ended June 30, 2025 as compared to the same period in 2024 by $399, due to lower average cash balances in money market accounts for the comparable periods.

Six months ended June 30, 2025, versus six months ended June 30, 2024:

	Six Months Ended		Six Months Ended
In thousands of U.S. Dollars	June 30, 2025%		June 30, 2024%		Change
PEDMARK product sales, net	$18,403		$14,681		$3,722
Licensing revenue	—		17,958		(17,958)
Total revenue	18,403		32,639		(14,236)

Operating expenses:
Cost of product sales	1,340	6%	1,158	5%	182
Research and development	201	1%	160	1%	41
Selling and marketing	7,301	33%	9,881	41%	(2,580)
General and administration	13,101	60%	12,736	53%	365
Total operating expenses	21,943	100%	23,935	100%	(1,992)
(Loss) / income from operations	(3,540)		8,704		(12,244)

Unrealized loss on securities	(2)		(11)		9
Amortization expense	(26)		(43)		17
Interest expense	(1,186)		(2,078)		892
Unrealized foreign exchange gain/(loss)	30		(55)		85
Interest income	407		767		(360)
Net (loss) / income	$(4,317)		$7,284		$(11,601)

●	The Company recorded net product sales of $18,403 in the first half of 2025 compared to $14,681 in 2024 as the Company increased market penetration and access for PEDMARK and as the Company expanded its focus to the adolescent and young adult (AYA) population. Further, the Company recorded $17,958 in licensing revenue related to the Norgine transaction in 2024.
●	Selling and marketing expenses include distribution costs, logistics, shipping and insurance, advertising, wages commissions and out-of-pocket expenses. We recorded $7,301 in selling and marketing expenses for the six-month period ended June 30, 2025, as compared to $9,881 for 2024. The decrease is largely related to the elimination of European pre commercial activities in 2024 which were completed after the Norgine transaction.
●	There was a $365 increase in general and administrative expenses for the six-month period ended June 30, 2025 compared to 2024. There was an increase in the following expense categories: salaries with increased headcount; consulting and professional costs; and intellectual property expenses related to ongoing litigation.
●	The value of our Processa shares declined by $2 for the six-month period ended June 30, 2025. For the same period in 2024, there was a loss of $11.
●	Amortization expense decreased by $17 for the six-month period ended June 30, 2025 as compared to the same period in 2024.
●	Interest expense decreased by $892 for the six-month period ended June 30, 2025 compared to the same period in 2024. The decrease was driven mainly by lower debt balance on long-term debt due to Company’s debt paydown of $13,000 in December 2024.
●	Interest income decreased in the six-month period ended June 30, 2025 as compared to the same period in 2024 by $360, due to lower average cash balances in money market accounts for the comparable periods.

Liquidity and Capital Resources

	As of	As of
Selected Asset and Liability Data (thousands):	June 30, 2025	December 31, 2024
Cash and equivalents	$18,705	$26,634
Other current assets	22,089	17,490
Current liabilities	8,414	6,919
Working capital (1)	32,380	37,205
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	215,292	212,566
Accumulated deficit	(223,998)	(219,681)
Stockholders’ deficit	(7,463)	(5,872)

●	There was a $7,929 net decrease in cash and cash equivalents between June 30, 2025, and December 31, 2024. The net decrease was primarily the result of seasonally higher cash operating expenses in the first half and the timing of working capital collections as the Company’s net sales increased.
●	The increase in other current assets of $4,599 between June 30, 2025, and December 31, 2024, primarily relates to an increase in accounts receivable from increased net product sales during the period.
●	Current liabilities at June 30, 2025, increased $1,495 compared to December 31, 2024.
●	Working capital decreased by $4,825 between June 30, 2025, and December 31, 2024.

The following table illustrates a summary of cash flows data for the six-month periods of June 30, 2025 and 2024:

Selected Cash Flow Data	Six Months Ended June 30,
(dollars and shares in thousands)	2025	2024
Net cash (used in) / provided by operating activities	$(8,004)	$30,660
Net cash provided by / (used in) financing activities	75	(875)
Net cash flow	$(7,929)	$29,785

The net cash used in operating activities for the six-month period ended June 30, 2025 was approximately $8,004 as compared to $30,660 net cash provided by operating activities during the same period in 2024. There was a increase in net loss of $12,244 in the six-month period ended June 30, 2025, as compared to the same period in 2024. The comparable decrease in net cash flow is primarily a result of the proceeds received from the Norgine transaction during the first six months of 2024.

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

Outstanding Share Information

Our outstanding share data as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

	June 30,	December 31,
Outstanding Share Type	2025	2024	Change
Common shares	27,733	27,527	206
Warrants	150	150	—
RSUs	485	324	161
PSUs	100	—	100
Stock options	6,078	5,855	223
Total	34,546	33,856	690

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2025, we had approximately $1,984 in our cash accounts and $16,721 in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report. There have been no material changes to our critical accounting policies and use of estimates during the six months ended June 30, 2025.

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

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the periods ended June 30, 2025, we used the following weighted average assumptions:

Valuation
Assumptions
Black-Scholes Model Assumptions	June 30, 2025
Expected dividend	-%
Risk free rate	3.93 - 4.19%
Expected volatility	71.04- 161.67%
Expected life	1.5 - 6.0	years

Performance-Based Units

In May 2025, the Board of Directors approved a performance-based unit, or PSU, grant whereby vesting depends on certain revenue performance milestones over the next year. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. As of June 30, 2025, the Company deems the achievement of a portion of the performance milestones to be probable.

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

Newly Adopted and Recent Accounting Pronouncements

Refer to Note 2, “Significant Accounting Policies - Recent Accounting Pronouncements” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

(a)                 Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2025.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports our files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require our management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 27, 2025, we were granted US 12,311,026 (the “US ‘026 Patent”) covering a method of using pharmaceutical compositions comprising sodium thiosulfate and specific stabilizers to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer.  The US ‘026 Patent has an expiration date of July 2039.

On May 27, 2025, we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:25-cv-05709), for infringement of the US ‘026 Patent based on the Cipla entities’ ANDA filing.  Subsequently, we filed a Motion to Consolidate Case No. 2:25-cv-05709 and Case No. 2:23-cv-00123.

On July 14, 2025, the court granted the Motion to Consolidate Case No. 2:25-cv-05709 with Case No. 2:23-cv-00123.

On July 14, 2025, the court issued its Order on Claim Construction on two claim terms in dispute, adopting our proposed constructions for both.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Chris Rallis, a current member of our Board of Directors, adopted a trading arrangement on May 19, 2025, which is intended to satisfy the Rule 10b5-1 affirmative defense. This trading arrangement covers the disposition of up to 18,406 shares of the Company’s common shares, and will terminate on June 9, 2026, unless earlier terminated in accordance with its terms. No additional directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

On August 14, 2025, we issued a press release announcing our financial results for the quarter ended June 30, 2025. A copy of the news release is attached to this Quarterly Report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter June 30, 2025 (filed herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 14, 2025	By:	/s/ Jeff Hackman
Jeff Hackman
Chief Executive Officer
(principal executive officer)

Date: August 14, 2025	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)