Form 10-Q
period 2025-09-30
FENNEC PHARMACEUTICALS INC.
filed 2025-11-13
CIK 1211583

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were 28,116,829 of the registrant's common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

(Unaudited)

	September 30,	December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$21,947	$26,634
Accounts receivable, net	19,343	12,884
Prepaid expenses	1,399	3,080
Inventory, net	2,477	1,060
Other current assets	898	466
Total current assets	46,064	44,124

Non-current assets
Non-current accounts receivable, net	2,454	—
Other non-current assets, net of amortization	743	822
Total non-current assets	3,197	822
Total assets	$49,261	$44,946

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,866	$3,241
Accrued liabilities	3,701	3,428
Contract liability - current	248	248
Operating lease liability - current	—	2
Total current liabilities	9,815	6,919

Long-term liabilities
Term loan	18,206	18,206
PIK interest	1,271	1,271
Debt discount	(100)	(139)
Contract liability - long-term	24,561	24,561
Total long-term liabilities	43,938	43,899
Total liabilities	53,753	50,818

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Common stock, no par value; unlimited shares authorized; 28,062 shares issued and outstanding (2024 ‑27,527)	147,652	145,608
Additional paid-in capital	71,249	66,958
Accumulated deficit	(224,636)	(219,681)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ deficit	(4,492)	(5,872)
Total liabilities and stockholders’ deficit	$49,261	$44,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Revenue
PEDMARK product sales, net	$12,462	$6,974	$30,865	$21,655
Licensing revenue	—	—	—	17,958
Total revenue	12,462	6,974	30,865	39,613

Operating expenses:
Cost of product sales	660	1,357	2,000	2,515
Research and development	29	97	230	257
Selling and marketing	5,210	4,601	12,510	14,482
General and administrative	6,752	6,121	19,853	18,857

Total operating expenses	(12,651)	(12,176)	(34,593)	(36,111)
(Loss)/income from operations	(189)	(5,202)	(3,728)	3,502

Other (expense)/income
Unrealized foreign exchange (loss)/gain	(3)	—	27	(55)
Amortization expense	(12)	(21)	(38)	(64)
Unrealized loss on securities	—	(3)	(2)	(14)
Interest income	152	516	559	1,283
Interest expense	(586)	(1,025)	(1,772)	(3,103)
Total other expense	(449)	(533)	(1,226)	(1,953)
Net (loss)/income	$(638)	$(5,735)	$(4,954)	$1,549

Basic net (loss)/income per common share	$(0.02)	$(0.21)	$(0.18)	$0.06
Diluted net (loss)/income per common share	$(0.02)	$(0.21)	$(0.18)	$0.06
Weighted-average number of common shares outstanding basic	27,889	27,371	27,711	27,371
Weighted-average number of common shares outstanding diluted	27,889	27,371	27,711	28,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2025, and 2024

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2024	27,527	$145,608	$66,958	$(219,681)	$1,243	$(5,872)
Stock-based compensation	—	—	798	—	—	798
Stock option exercise	55	371	—	—	—	371
Restricted stock release	12	—	(12)	—	—	(12)
Net loss	—	—	—	(1,165)	—	(1,165)
Balance at March 31, 2025	27,594	145,979	67,744	(220,846)	1,243	(5,880)
Stock-based compensation	—	—	1,494	—	—	1,494
Stock option exercise	52	186	—	—	—	186
Restricted stock release	87	—	(111)	—	—	(111)
Net loss	—	—	—	(3,152)	—	(3,152)
Balance at June 30, 2025	27,733	146,165	69,127	(223,998)	1,243	(7,463)
Stock-based compensation	—	—	2,219	—	—	2,219
Warrant exercise	9	59	(59)	—	—	—
Stock option exercise	257	1,428	—	—	—	1,428
Restricted stock release	63	—	(38)	—	—	(38)
Net loss	—	—	—	(638)	—	(638)
Balance at September 30, 2025	28,062	$147,652	$71,249	$(224,636)	$1,243	$(4,492)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	27,027	$144,307	$62,073	$(219,245)	$1,243	$(11,622)
Stock-based compensation	—	—	1,191	—	—	1,191
Stock option exercise	75	627	—	—	—	627
Restricted stock release	3	—	(19)	—	—	(19)
Net income	—	—	—	12,837	—	12,837
Balance at March 31, 2024	27,105	144,934	63,245	(206,408)	1,243	3,014
Stock-based compensation	—	—	925	—	—	925
Stock option exercise	147	347	—	—	—	347
Restricted stock release	77	—	(90)	—	—	(90)
Net loss	—	—	—	(5,553)	—	(5,553)
Balance at June 30, 2024	27,329	145,281	64,080	(211,961)	1,243	(1,357)
Stock-based compensation	—	—	1,821	—	—	1,821
Stock option exercise	55	157	—	—	—	157
Restricted stock release	38	—	(57)	—	—	(57)
Net loss	—	—	—	(5,735)	—	(5,735)
Balance at September 30, 2024	27,422	$145,438	$65,844	$(217,696)	$1,243	$(5,171)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2025	2024

Cash flows (used in) provided by:
Operating activities:
Net loss	$(4,954)	$1,549
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	(517)	517
Allowance for credit losses	67	3,604
Amortization of debt discount	38	64
Loss on securities	2	14
Amortization of Norgine asset	77	774
PIK interest	—	1,104
Stock-based compensation - employees	4,511	3,937
Changes in operating assets and liabilities:
Accounts receivable	(8,982)	(7,698)
Prepaid expenses	1,681	(491)
Inventory	(1,417)	514
Other assets	85	109
Accounts payable	2,625	89
Accrued liabilities	273	(441)
Contract liability - Norgine	—	24,809
Net cash (used in)/provided by operating activities	(6,511)	28,454

Financing activities:
Issuance of shares, options exercise	1,985	504
Cash paid for taxes on restricted share release	(161)	(167)
Deferred issuance costs	—	(1,740)
Net cash provided by/(used in) financing activities	1,824	(1,403)

(Decrease)/increase in cash and cash equivalents	(4,687)	27,051
Cash and cash equivalents - Beginning of period	26,634	13,269
Cash and cash equivalents - End of period	$21,947	$40,320

Non-cash investing and financing activities:
Capitalized lease asset	$—	$21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.      Nature of Business and Liquidity

Fennec Pharmaceuticals Inc., a corporation existing under the laws of British Columbia  (“Fennec,” “the Company,” “we,” “us,” or “our”). Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian corporation, and Fennec Pharmaceuticals (EU) Limited, an Ireland company (“Fennec Limited”), collectively referred to herein as the “Company,” is a biopharmaceutical company with one U.S. Federal Drug Administration (“FDA”), European Medicines Agency (“EMA”) and U.K. approved product developed to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

During the three and nine-month period ended September 30, 2025, the Company experienced a net loss from operations of $(189) and $(3,728), respectively. On September 30, 2025, it had an accumulated deficit of $(224,636), and had experienced negative cash flows from operating activities in the amount of $(6,511) for the nine-month period ended September 30, 2025.

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

As a result of the Note Redemptions, the First and Third Closing Notes were repurchased and redeemed in full, and, as of September 30, 2025, there remains outstanding Second Closing Notes in the aggregate principal amount (inclusive of PIK interest) of approximately $19,477.

In March of 2024, the Company announced that it had secured an exclusive licensing agreement with Norgine Pharma UK Limited (“Norgine”) to commercialize PEDMARQSI®, which is the branded name for PEDMARK®, in Europe, Australia and New Zealand. The deal provided the Company with approximately $43,000 up front, with the potential of approximately another $230,000 in future royalties and milestone payments.

The Company believes current funds, which include funds from the upfront payment from Norgine and current operating activities, provide sufficient funding for the Company to carry out its planned activities, including the continuation of commercialization efforts of PEDMARK®, for at least the next twelve months.

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

In May and August 2025, the Board of Directors approved performance-based units (“PSUs”) grants whereby vesting depends on certain revenue performance milestones through December 31, 2025. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. As of September 30, 2025, the Company deems the achievement of the performance milestones to be probable.

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

Product Sales Discounts and Allowances

The Company records revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between the Company and its customers, health care providers, payors and other indirect customers relating to the sales of its products. These reserves are based on the amounts to be claimed on the related sales and are classified as a contra-asset or current liability. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, forecasted customer buying and payment patterns, and the Company’s historical experience that will develop over time as PEDMARK® and PEDMARQSI® (European branded product name) is the Company’s first and only commercial product. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

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

Discounts for Prompt Payment: The customers receive a discount for prompt payment which may range from 0.5% to 2.0%. The Company expects its customers will earn 100% of their prompt payment discounts and, therefore, the Company deducts the full amount of these discounts from total product sales when revenues are recognized.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and other government programs. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contractual discount rates and expected utilization. The Company’s estimates for the expected utilization of rebates are based on customer and payor data received from the specialty distributors and historical utilization rates that will develop over time, as PEDMARK® is the Company’s first and only commercial product. Rebates are generally invoiced by the payor and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to the customers, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust its accruals, which would affect net product revenues in the period of adjustment.

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

The following table summarizes net product revenues for PEDMARK® earned during the three and nine months ended September 30, 2025, and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
In thousands	2025	2024	2025	2024
Product revenues:
Gross product revenues	$13,668	$7,986	$35,421	$27,008
Discounts and allowances	(1,206)	(1,012)	(4,556)	(5,353)
Net product revenues	$12,462	$6,974	$30,865	$21,655

For the three and nine months ended September 30, 2025, the Company had two and three distributors that each represented more than 10% of net sales, respectively.

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the nine months ended September 30, 2025, were as follows:

	Chargebacks,	Rebates, Customer
	Discounts for	Fees/Credits
	Prompt pay and	and Co-Pay
In thousands	Other allowances	Assistance	Totals
Balance at December 31, 2024	$276	$707	$983
Provision related to sales made in:
Current period	418	224	642
Prior periods	—	—	—
Payments and customer credits issued	(328)	(61)	(389)
Balance at March 31, 2025	$366	$870	$1,236
Provision related to sales made in:
Current period	553	196	749
Prior periods	—	—	—
Payments and customer credits issued	(637)	(185)	(822)
Balance at June 30, 2025	$282	$881	$1,163
Provision related to sales made in:
Current period	605	570	1,175
Prior periods	—	—	—
Payments and customer credits issued	(407)	(184)	(591)
Balance at September 30, 2025	$480	$1,267	$1,747

The allowances for chargebacks, fees due to customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying condensed consolidated balance sheets.

Trade Receivables

The Company records gross trade receivables at the time of product sale to its customers. Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated with each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer. For customers that are large specialty distributors, the Company considered the risk of potential credit losses to be low. Sales to other select global distributors have an increased potential for losses. The Company evaluates the risk of credit losses on sales on an individual basis using the above-mentioned criteria. Accounts receivable that are expected to be received past 12 months are recorded as non-current accounts receivable. The Company has determined any financing component of non-current receivables to be immaterial. The Company had a balance in allowance for credit losses of $3,845 as of September 30, 2025.

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

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s product. As of September 30, 2025, the Company capitalized approximately $2,477 of costs as inventory on the condensed consolidated balance sheet. Of the items capitalized, $1,437 was capitalized as raw materials, $851 was capitalized as work in process, $189 was capitalized into finished goods.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2025, the Company had $21,947 in cash, savings and money market accounts ($26,634 at December 31, 2024). While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at September 30, 2025 and December 31, 2024, consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and term loans, the carrying values of which approximate fair value due to their relatively short time to maturity or variable interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

Common Shares and Warrants

As of September 30, 2025, the Company has 111 warrants with a weighted average strike price of $8.00 outstanding to purchase common shares that have a weighted average life of 1.93 years.

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

The Company’s trade receivables includes amounts billed to customers for product sales of PEDMARK®. In the U.S., the customers are a limited group of specialty distributors, and direct customers, and accordingly, the Company considers the risk of potential credit losses to be low. The Company also sells to a select group of global distributors. These global distributors are established companies and although the Company regards credit losses with these distributors to be low, it does recognize the potential for credit losses with this group.

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.  As of September 30, 2025, we maintained a full valuation allowance against our deferred tax assets.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for annual periods beginning the year ended December 31, 2025. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated condensed financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure of additional disaggregated information about significant expenses within relevant income statement captions, such as purchases of inventory, employee compensation, depreciation, amortization and depletion. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. We are currently evaluating the impact of this standard on our consolidated condensed financial statements.

3. Net Income/(Loss) Per Share

Net income/(loss) per common share is presented under two formats: basic net income/(loss) per common share and diluted income/(loss) per common share. Basic net income/(loss) per common share is computed by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common shares equivalents (e.g. convertible debt, stock options and warrants). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of convertible debt, restricted share units, stock options and warrants. The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss)/income	$(638)	$(5,735)	$(4,954)	$1,549

Denominator:
Weighted-average common shares, basic	27,889	27,371	27,711	27,371
Dilutive effect of stock options	—	—	—	620
Dilutive effect of warrants	—	—	—	24
Weighted-average common shares, diluted	27,889	27,371	27,711	28,015
Net (loss)/income per share, basic	$(0.02)	$(0.21)	$(0.18)	$0.06
Net (loss)/income per share, diluted	$(0.02)	$(0.21)	$(0.18)	$0.06

The following common stock equivalents, outstanding convertible debt, options and warrants were excluded from the computation of diluted net income/(loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Diluted Earnings Per Share		Diluted Earnings Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common shares	5,915	393	5,915	4,835
Convertible debt to purchase common shares	3,761	—	3,761	—
Restricted share units to purchase common shares	419	78	419	367
Performance share units to purchase common shares	244	—	244	—
Warrants to purchase common shares	111	24	111	126

4.  Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three and nine months ended September 30, 2025, and 2024, there were 39 warrants exercised and no warrants were issued. Outstanding warrants have a weighted average life of 1.93 years on September 30, 2025. The following tables detail the Company’s warrant activity for the three and nine months ended September 30, 2025, and 2024, respectively:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price $USD
Outstanding December 31, 2024	150	$7.79
Issued	—	—
Outstanding March 31, 2025	150	7.79
Issued	—	—
Outstanding June 30, 2025	150	7.79
Exercised[1]	(39)	6.90
Outstanding September 30, 2025	111	$8.00

1.	On July 17, 2025 Bridge Bank opted for a cashless exercise of 39 warrants. Net shares of 9 were issued.

Equity Incentive Plan

The Company maintains the 2020 Equity Incentive Plan (the “2020 Plan” or the “Plan”), which is administered by the Compensation Committee of the Board of Directors. The 2020 Plan provides for the issuance of stock options, restricted share units (“RSUs”), and other equity-based awards to employees, directors, officers, and consultants of the Company. The Compensation Committee is responsible for determining eligible participants and approving individual award grants under the 2020 Plan.

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

The Company recognizes stock-based compensation expense for all share-based awards granted to employees and non-employees based on the fair value of the awards on the grant date. The following table summarizes stock-based compensation expense related to equity awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Stock-based expense recognized	$2,219	$1,821	$4,511	$3,937
Total option expense recognized	$2,219	$1,821	$4,511	$3,937

Stock Option Activity

The following is a summary of option activity for the three and nine months ended September 30, 2025.

	Number of	Weighted-Average
Options	Options (thousands)	Exercise Price $USD
Outstanding at December 31, 2024	5,855	$6.22
Granted	180	6.50
Exercised	(55)	5.00
Forfeited	(123)	6.94
Outstanding at March 31, 2025	5,857	$6.22
Granted	318	7.41
Exercised	(52)	5.08
Forfeited	(45)	4.23
Outstanding at June 30, 2025	6,078	$6.31
Granted	125	9.11
Exercised	(257)	5.51
Forfeited	(31)	6.94
Outstanding at September 30, 2025	5,915	$6.38

Of the 5,915 options granted and outstanding at September 30, 2025, 4,493 are fully vested and exercisable.

The value of options issued was estimated using the Black-Scholes option pricing model using the assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the expected term of the award.

Valuation
Assumptions
Black-Scholes Model Assumptions	September 30, 2025
Expected dividend	0.00%
Risk free rate	3.93- 4.19%
Expected volatility	71.04 - 161.67%
Expected life	1.5 - 6.0 years

Performance-Based Units

In May and August 2025, the Board of Directors approved PSU grants whereby vesting depends on certain revenue performance milestones during the year ending December 31, 2025. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. As of September 30, 2025, the Company deems the achievement of the performance milestones to be probable.

The following table summarizes PSU activity under the 2020 Plan during the three and nine months ended September 30, 2025:

		Weighted-Average
	Number of	Grant Date Fair Value
	Stock Units	Per Share
Unvested balance at January 1, 2025	—	$—
Granted	100	6.62
Vested	—	—
Forfeited	—	—
Unvested balance at June 30, 2025	100	$6.62
Granted	150	8.20
Vested	—	—
Forfeited	(6)	6.55
Unvested balance at September 30, 2025	244	$7.57

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, there were 66 and 181 RSUs released from restriction, respectively. Standard vesting of  RSUs is over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month. The Compensation Committee may also award RSUs with alternative vesting.

Number of
Restricted Share
RSUs Current Year	Units (thousands)
Outstanding at December 31, 2024	324
Awarded	283
Released	(13)
Forfeited	(5)
Outstanding at March 31, 2025	589
Awarded	—
Released	(102)
Forfeited	(2)
Outstanding at June 30, 2025	485
Awarded	—
Released	(66)
Forfeited	—
Outstanding at September 30, 2025	419

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

	Fair Value Measurement at September 30, 2025 and December 31, 2024
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other		Significant
	Instruments				Observable Inputs		Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2025		2024		2025	2024	2025	2024	2025	2024
Assets
Cash and cash equivalents	$1,659	(1)	$2,020	(1)	$20,288	$24,614	$—	$—	$21,947	$26,634
Processa common shares	$1	(2)	$2	(2)	$—	$—	$—	$—	$1	$2

(1)

The Company held approximately $1,659 in cash accounts as of September 30, 2025, of which approximately $440 was held in foreign currencies (translated into U.S. dollars). As of December 31, 2024, the Company held approximately $2,020 in cash of which approximately $363 was in foreign currencies (translated into U.S. dollars).

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

Under the Food, Drug, and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, after receipt of a valid Paragraph IV notice, the Company may bring a patent infringement suit in a federal district court against CIPLA within 45 days from the receipt of the Notice Letter and if such a suit is commenced within the 45-day period, the Company is entitled to a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference PEDMARK. In addition to the 30-month stay, because we have received Orphan Drug

Exclusivity, the FDA may not approve CIPLA’s ANDA for at least 7 years from PEDMARK®’s FDA approval date of September 20, 2022, which is September 20, 2029.

On January 10, 2023, we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:23-cv-00123), for infringement of the US ‘190 Patent, the US ‘728 Patent, and the US ‘984 Patent.  On April 20, 2023, we filed an Amended Complaint to assert infringement of the US ‘728 Patent and the US ‘984 Patent. On April 4, 2023, we were granted US 11,617,793 Patent (the “US ‘793 Patent”) covering the formulation of the PEDMARK® product, which was listed in the Orange Book on or around April 17, 2023, and has an expiration date of July 2039.  On May 11, 2023, we received written notice of CIPLA’s Paragraph IV Certification as to the US ‘793 Patent, which was dated May 10, 2023, along with an enclosed statement of alleged factual and legal bases for stating that the US ‘793 Patent is invalid, unenforceable, and/or will not be infringed by CIPLA’s ANDA Product. On July 27, 2023, we filed a Second Amended Complaint to assert the US ‘793 Patent. CIPLA filed an Answer to the Second Amended Complaint on August 31, 2023.

On April 23, 2024, we were granted US 11,964,018 Patent (the “US ‘018 Patent) covering a method of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around May 8, 2024, and has an expiration date of July 2039. On May 28, 2024, we were granted US 11,992,530 Patent (the “US ‘530 Patent”) covering a method of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 20, 2024, and has an expiration date of July 2039.  On June 4, 2024, we were granted US 11,998,604 Patent (the “US ‘604 Patent”) covering a method of using our PEDMARK product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 24, 2024, and has an expiration date of July 2039.

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

On August 25, 2025, the CIPLA entities filed an Answer and Counterclaims to the complaint, alleging that the ‘026 Patent was invalid, not infringed, and/or unenforceable.

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

Employee Benefit Plan

In May 2021, the Company established the Fennec Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. As of September 30, 2025, the Company does not offer matching contributions.

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

As a result of the Note Redemptions, the First and Third Closing Notes were repurchased and redeemed in full, and, as of September 30, 2025, there remains outstanding Second Closing Notes in the aggregate principal amount (inclusive of PIK interest) of approximately $19,477.

Cash interest on outstanding principal shall accrue at a rate of prime, plus 4.5% per annum, from the date of funding (11.75% at September 30, 2025, and 12.25% at December 31, 2024, respectively). Cash interest is due on the first business day of each calendar quarter (“Interest Date”). PIK interest will commence on funding date and accrue at a rate of 3.5% per annum. PIK interest stopped accruing on August 24, 2024. All accrued PIK interest remained outstanding and was payable on each Interest Date and added to the outstanding principal amount. The Company has accrued $1,271 in PIK interest and has classified the PIK interest in long-term liabilities.

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

Aggregate annual payments due on the SPA as of September 30, 2025, are as follows (in thousands):

Years Ending December 31,	Amount
2025	$—
2026	—
2027	18,206
Payment in kind interest	1,271
Total future payments	19,477
Less: unamortized debt discount	(100)
Total term loan, net of debt discount	$19,377

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

The Company evaluated the Norgine License Agreement under ASC 606 and concluded that Norgine represents a customer in the transaction.  There were two performance obligations: A license of functional IP and a material right for future supply. The Company will allocate the transaction price, including currently unrecognized variable consideration, to the two performance obligations based on estimated standalone selling price, which was estimated using projected cash flows. The initial transaction price consisted of the non-refundable upfront payment, a portion of which was allocated to and recognized as License Revenue in the first quarter of 2024 as the requirements for revenue recognition under ASC 606 were met. The portion of the transaction price associated with the material right is deferred and reflected as deferred revenue in the condensed consolidated balance sheets. Deferred revenue associated with the material right is recognized as contract liabilities under the supply arrangement are made. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue or deferred as part of the material right in the period when the related sales threshold is met. All other milestones will be recognized as revenue or deferred as part of the material right immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized as revenue or deferred as part of the material right when the related sales occur. For the nine months ended September 30, 2025, the Company did not recognize any milestone payments from Norgine sales of PEDMARQSI® pursuant to the Agreement.

In conjunction with entering into the Agreement, the Company paid approximately $1,700 in incremental costs, which were capitalized and recorded within Other non-current assets.  The Company amortizes the asset over the period of expected benefit using a systematic basis that reflects the pattern of transfer to Norgine. A portion that represents the license was recognized immediately and is recorded within selling and marketing expense in the consolidated statements of operations. As of September 30, 2025, $743 in incremental cost was capitalized.

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

In the U.S., we sell PEDMARK® through an experienced field force. Further, the Company utilizes medical science liaisons who are helping to educate the medical communities and patients about cisplatin induced ototoxicity and our programs supporting patient access to PEDMARK®.

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

In the U.S. and Europe, it is estimated that more than 10,000 pediatric patients may receive platinum-based chemotherapy on an annual basis. The incidence of ototoxicity depends upon the dose and duration of chemotherapy, and many of these children require lifelong hearing aids. PEDMARK® is the first and only therapy approved to mitigate the risk of ototoxicity associated with cisplatin, a form of platinum based chemotherapy, in pediatric patients aged one month and older with localized, non-metastatic solid tumors. Beyond the use of PEDMARK®, only expensive, technically difficult, and sub-optimal cochlear (inner ear) implants have been shown to provide some benefit. Infants and young children that suffer ototoxicity at critical stages of development lack speech language development and literacy, and older children and adolescents lack social-emotional development and educational achievement.

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

In early 2025, Norgine announced the launch of PEDMARQSI® in Germany and the U.K.

Tariffs and One Big Beautiful Bill Act

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the OBBBA on the Company’s consolidated condensed financial statements and related disclosures

Results of Operations

Three months ended September 30, 2025 versus three months ended September 30, 2024:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	September 30, 2025%		September 30, 2024%		Change
PEDMARK product sales, net	$12,462		$6,974		$5,488

Operating expenses:
Cost of product sales	660	5%	1,357	11%	(697)
Research and development	29	1%	97	1%	(68)
Selling and marketing	5,210	41%	4,601	38%	609
General and administration	6,752	53%	6,121	50%	631
Total operating expense	12,651	100%	12,176	100%	475
Loss from operations	(189)		(5,202)		5,013
Unrealized loss on securities	—		(3)		3
Amortization expense	(12)		(21)		9
Interest expense	(586)		(1,025)		439
Unrealized foreign exchange loss	(3)		—		(3)
Interest income	152		516		(364)
Net loss	$(638)		$(5,735)		$5,097

●	The Company recorded net product sales of $12,462 in the third quarter of 2025 compared to $6,974 in the same product in 2024 as the Company increased market penetration and access for PEDMARK® and as the Company expanded its focus to the adolescent and young adult (AYA) population. Further, the Company recorded $70 product sales related to the Norgine royalties in the three months ended September 30, 2025.
●	Selling and marketing expenses include distribution costs, logistics, shipping and insurance, advertising, wages commissions and out-of-pocket expenses. We recorded $5,210 in selling and marketing expenses for the three-month period ended September 30, 2025, as compared to $4,601 for the same period in 2024. The increase is largely related to the Company’s increased commercial and marketing efforts in the United States.
●	There was a $631 increase in general and administrative expenses for the three-month period ended September 30, 2025 compared to the same period in 2024.

●	Interest expense decreased by $439 for the three-month period ended September 30, 2025, compared to the same period in 2024. The decrease was driven mainly by lower long-term debt due to Company’s debt paydown of $13,000 in December 2024.
●	Interest income decreased in the three-month period ended September 30, 2025, as compared to the same period in 2024 by $364, due to lower average cash balances in money market accounts for the comparable periods.

Nine months ended September 30, 2025, versus nine months ended September 30, 2024:

	Nine Months Ended		Nine Months Ended
In thousands of U.S. Dollars	September 30, 2025%		September 30, 2024%		Change
PEDMARK product sales, net	$30,865		$21,655		$9,210
Licensing revenue	—		17,958		(17,958)
Total revenue	30,865		39,613		(8,748)

Operating expenses:
Cost of product sales	2,000	6%	2,515	7%	(515)
Research and development	230	1%	257	1%	(27)
Selling and marketing	12,510	36%	14,482	40%	(1,972)
General and administration	19,853	57%	18,857	52%	996
Total operating expenses	34,593	100%	36,111	100%	(1,518)
(Loss) / income from operations	(3,728)		3,502		(7,230)

Unrealized loss on securities	(2)		(14)		12
Amortization expense	(38)		(64)		26
Interest expense	(1,772)		(3,103)		1,331
Unrealized foreign exchange gain/(loss)	27		(55)		82
Interest income	559		1,283		(724)
Net (loss) / income	$(4,954)		$1,549		$(6,503)

●	The Company recorded net product sales of $30,865 in the first three quarters of 2025 compared to $21,655 in the same product in 2024 as the Company increased market penetration and access for PEDMARK® and as the Company expanded its focus to the adolescent and young adult (AYA) population. For the nine months ended September 30, 2025 the Company recorded $390 in Norgine royalties within product sales. Further, the Company recorded $17,958 in licensing revenue related to the Norgine transaction in 2024.
●	We recorded $12,510 in selling and marketing expenses for the nine-month period ended September 30, 2025, as compared to $14,482 for the same product in 2024. The decrease is largely related to the elimination of European pre commercial activities in 2024 which were completed after the Norgine transaction offset by increased commercial infrastructure spending in the United States including personnel and marketing expenses..
●	There was a $996 increase in general and administrative expenses for the nine-month period ended September 30, 2025 compared to the same period in 2024. There was an increase in the comparable periods in the following expense categories: salaries with increased headcount; consulting and professional costs; and intellectual property expenses related to ongoing patent litigation.
●	Amortization expense decreased by $26 for the nine-month period ended September 30, 2025 as compared to the same period in 2024.
●	Interest expense decreased by $1,331 for the nine-month period ended September 30, 2025, compared to the same period in 2024. The decrease was driven mainly by lower debt balance on long-term debt due to Company’s debt paydown of $13,000 in December 2024.

●	Interest income decreased in the nine-month period ended September 30, 2025, as compared to the same period in 2024 by $724, due to lower average cash balances in money market accounts for the comparable periods.

Liquidity and Capital Resources

	As of	As of
Selected Asset and Liability Data (thousands):	September 30, 2025	December 31, 2024
Cash and equivalents	$21,947	$26,634
Other current assets	24,117	17,490
Current liabilities	9,815	6,919
Working capital (1)	36,249	37,205
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	218,901	212,566
Accumulated deficit	(224,636)	(219,681)
Stockholders’ deficit	(4,492)	(5,872)

●	There was a $4,687 net decrease in cash and cash equivalents between September 30, 2025, and December 31, 2024. The net decrease was primarily the result of cash operating expenses and the timing of working capital collections as the Company’s net sales increased.
●	The increase in other current assets of $6,627 between September 30, 2025, and December 31, 2024, primarily relates to an increase in accounts receivable from increased net product sales during the period.
●	Current liabilities at September 30, 2025, increased $2,896 compared to December 31, 2024.
●	Working capital decreased by $956 between September 30, 2025, and December 31, 2024.

The following table illustrates a summary of cash flows data for the nine-month periods of September 30, 2025 and 2024:

Selected Cash Flow Data	Nine Months Ended September 30,
(dollars and shares in thousands)	2025	2024
Net cash (used in)/provided by operating activities	$(6,511)	$28,454
Net cash provided by investing activities	—	—
Net cash provided by financing activities	1,824	(1,403)
Net cash flow	$(4,687)	$27,051

The net cash used in operating activities for the nine-month period ended September 30, 2025 was approximately $6,511 as compared to $28,454 net cash provided by operating activities during the same period in 2024. There was an increase in net loss of $6,108 in the nine-month period ended September 30, 2025, as compared to the same period in 2024. The comparable decrease in net cash flow is primarily a result of the proceeds received from the Norgine transaction during 2024 of approximately $43,200.

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

Outstanding Share Information

Our outstanding share data as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	September 30,	December 31,
Outstanding Share Type	2025	2024	Change
Common shares	28,062	27,527	535
Warrants	111	150	(39)
RSUs	419	324	95
PSUs	244	—	244
Stock options	5,915	5,855	60
Total	34,751	33,856	895

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2025, we had approximately $1,660 in our cash accounts and $20,288 in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report. There have been no material changes to our critical accounting policies and use of estimates during the nine months ended September 30, 2025.

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

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the periods ended September 30, 2025, we used the following weighted average assumptions:

Valuation
Assumptions
Black-Scholes Model Assumptions	September 30, 2025
Expected dividend	0.00%
Risk free rate	3.93- 4.19%
Expected volatility	71.04 - 161.67%
Expected life	1.5 - 6.0 years

Performance-Based Units

In May and August 2025, the Board of Directors approved PSU grants whereby vesting depends on certain revenue performance milestones over the next year. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. As of September 30, 2025, the Company deems the achievement of the performance milestones to be probable.

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

Item 4. Controls and Procedures.

(a)                 Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2025.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require our management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the Food, Drug, and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, after receipt of a valid Paragraph IV notice, the Company may bring a patent infringement suit in a federal district court against CIPLA within 45 days from the receipt of the Notice Letter and if such a suit is commenced within the 45-day period, the Company is entitled to a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference PEDMARK®. In addition to the 30-month stay, because we have received Orphan Drug Exclusivity, the FDA may not approve CIPLA’s ANDA for at least 7 years from PEDMARK®’s FDA approval date of September 20, 2022, which is September 20, 2029.

On January 10, 2023, we filed suit against the CIPLA entities in the United States District Court for the District of New Jersey (Case No. 2:23-cv-00123), for infringement of the US ‘190 Patent, the US ‘728 Patent, and the US ‘984 Patent.  On April 20, 2023, we filed an Amended Complaint to assert infringement of the US ‘728 Patent and the US ‘984 Patent. On April 4, 2023, we were granted US 11,617,793 Patent (the “US ‘793 Patent”) covering the formulation of the PEDMARK® product, which was listed in the Orange Book on or around April 17, 2023, and has an expiration date of July 2039.  On May 11, 2023, we received written notice of CIPLA’s Paragraph IV Certification as to the US ‘793 Patent, which was dated May 10, 2023, along with an enclosed statement of alleged factual and legal bases for stating that the US ‘793 Patent is invalid, unenforceable, and/or will not be infringed by CIPLA’s ANDA Product. On July 27, 2023, we filed a Second Amended Complaint to assert the US ‘793 Patent. CIPLA filed an Answer to the Second Amended Complaint on August 31, 2023.

On April 23, 2024, we were granted US 11,964,018 Patent (the “US ‘018 Patent) covering a method of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around May 8, 2024, and has an expiration date of July 2039. On May 28, 2024, we were granted US 11,992,530 Patent (the “US ‘530 Patent”) covering a method of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 20, 2024, and has an expiration date of July 2039.  On June 4, 2024, we were granted US 11,998,604 Patent (the “US ‘604 Patent”) covering a method of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer, which was listed in the Orange Book on or around June 24, 2024, and has an expiration date of July 2039.

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

On August 25, 2025, the CIPLA entities filed an Answer and Counterclaims to the complaint, alleging that the ‘026 Patent was invalid, not infringed, and/or unenforceable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rosty Raykov, a current member of our Board of Directors, adopted a trading arrangement on September 19, 2025, which is intended to satisfy the Rule 10b5-1 affirmative defense. This trading arrangement covers the disposition of up to 109,184 shares of the Company’s common shares, and will terminate on June 9, 2026, unless earlier terminated in accordance with its terms. No additional directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

On November 13, 2025, we issued a press release announcing our financial results for the quarter ended September 30, 2025. A copy of the news release is attached to this Quarterly Report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter September 30, 2025 (filed herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: November 13, 2025	By:	/s/ Jeff Hackman
Jeff Hackman
Chief Executive Officer
(principal executive officer)

Date: November 13, 2025	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)