Form 10-K
period 2025-12-31
FENNEC PHARMACEUTICALS INC.
filed 2026-03-27
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the registrant’s Common Shares as reported on the Nasdaq Capital Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $106,052,055 based upon a total of 12,777,356 shares held as of June 30, 2025 by persons believed to be non-affiliates of the registrant (for purposes of this calculation, all of the registrant’s officers, directors and 10% owners known to the registrant are deemed to be affiliates of the registrant).

As of March 20, 2026, there were 34,475,178 shares of the registrant’s Common Shares outstanding.

FENNEC PHARMACEUTICALS INC.

2025 FORM 10-K ANNUAL REPORT

PART I

Item 1.      Business

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
●	Our business involves environmental risks and potential exposure to environmental liabilities.

Risks Related to Marketing Approval of Our Product

●	PEDMARK® has received marketing approval from the FDA and from the European Commission, but not from any additional foreign authorities. These approval processes are costly, time-consuming, and inherently unpredictable, and it is possible that our applications for marketing approval will be denied.

Risks Related to Commercialization of Our Product

●	Our success depends on our ability to successfully commercialize PEDMARK®. We are a single product company with only limited commercial experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
●	If we are unable to successfully commercialize PEDMARK®, our business, results of operations and financial condition may be materially adversely affected.
●	Our business is subject to substantial competition.
●	Our business may require additional capital.
●	The obligations incident to being a public company place significant demands on our management.
●	We are highly dependent on our small number of key personnel and advisors.
●	A pandemic or epidemic (including were there to be a resurgence of the COVID-19 pandemic) and the worldwide attempts to contain it could harm our business and results of operations and financial condition and we could be adversely impacted by it.
●	We face a risk of product liability claims and may not be able to obtain adequate insurance.
●	Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
●	Although we have received regulatory approvals for PEDMARK®, it still remains subject to continued regulatory review and could be subject to labeling and other restrictions.
●	Sales of PEDMARK® will depend on reimbursement by payers and these payers are subject to pressures to contain costs. In addition, coverage and reimbursement for PEDMARK® may be limited or unavailable in certain market segments.
●	PEDMARK® targets diseases with small patient populations and we may not be effective at identifying patients.
●	We may not be able to gain or maintain market acceptance of PEDMARK® among the medical community, patients, or payers.
●	If we fail to comply with applicable healthcare laws and regulations, we may be subject to investigations and civil or criminal penalties and could lose any regulatory approvals that we obtain for PEDMARK®.
●	Changes in healthcare laws and regulations, as well as changes in healthcare policy, could adversely affect our business.

Risks Related to Third Parties

●	We rely on third-parties to supply raw materials, to conduct clinical trials, and to manufacture PEDMARK®. If these third parties fail to satisfactorily perform for us, or if they fail to comply with applicable legal and regulatory requirements, it could have a material adverse effect on our business.
●	Our strategy depends in part on the efforts of third party development partners to obtain regulatory approvals and commercialize PEDMARK® outside the United States, including Norgine Pharma UK Limited (“Norgine”) in Europe and Inpharmus (formerly TRPharm İlaç Sanayi Ticaret A.Ş. and TRPharm FZ-LLC) (“Inpharmus”) in Turkey and Gulf Cooperation Council (“GCC”) countries. Our ability to realize revenues from these territories will depend on the performance of these partners, the timing and outcome of local regulatory submissions, and the pricing and reimbursement decisions in each country. If our partners do not successfully obtain approvals, secure adequate reimbursement, or effectively commercialize PEDMARK® in their territories, or if our relationships with them are disrupted, our business, results of operations and prospects could be adversely affected.

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

Overview

Fennec Pharmaceuticals Inc., a corporation existing under the laws of British Columbia, was originally formed under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec is a commercial stage specialty pharmaceutical company dedicated to preventing cisplatin-induced ototoxicity (“CIO”), a serious and often irreversible side effect of cancer treatment, with one FDA approved and European Commission approved product, PEDMARK® in the U.S. and PEDMARQSI®, which is the branded name for PEDMARK® in Europe, the U.K., Australia and New Zealand (collectively, “PEDMARK”), developed to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. The Company has four wholly owned subsidiaries: Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian corporation, and Fennec Pharmaceuticals (EU) Limited, an Ireland company (“Fennec Limited”). With the exception of Fennec Pharmaceuticals, Inc. and Fennec Limited, all subsidiaries are inactive. On September 20, 2022, we received approval from the FDA for PEDMARK® (sodium thiosulfate injection). This approval makes PEDMARK® the first and only treatment approved by the FDA in this area of significant unmet medical need.  On October 17, 2022, we announced commercial availability of PEDMARK® in the United States. Further, PEDMARQSI® received European Commission Marketing Authorization in June 2023 and received U.K. approval in October 2023.

PEDMARK® is currently the only FDA-approved therapy indicated to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. In clinical studies in this population, treatment with PEDMARK® resulted in an approximate 50% relative reduction in the incidence of cisplatin-induced hearing loss compared to cisplatin alone, without evidence of materially compromised antitumor efficacy. PEDMARK® is administered as a short intravenous infusion and has generally been associated with a mild-to-moderate and manageable safety profile consistent with its known pharmacology.

In March 2024, we announced that we entered into an agreement with Norgine, a leading European specialist pharmaceutical company. This is an exclusive licensing agreement under which Norgine will commercialize PEDMARQSI® in Europe, Australia and New Zealand. PEDMARQSI® is the first and only approved therapy in the EU and U.K. for the prevention of ototoxicity (hearing loss) induced by cisplatin chemotherapy in patients one month to eighteen years of age with localized, non-metastatic solid tumors. During 2025, Norgine made PEDMARQSI® commercially available and expects additional launches to occur in 2026 and beyond.

Under the terms of the Norgine licensing agreement, Fennec received approximately $43 million in upfront consideration and may receive up to approximately $230 million in additional commercial and regulatory milestone payments and double-digit tiered royalties (up to the mid-twenties) on net sales of PEDMARQSI® in the licensed territories. To date, Fennec has not received any milestone payments. Norgine will be responsible for all commercialization activities in the licensed territories and will hold all marketing authorizations in the licensed territories.

In the United States, we sell our product through an experienced field force including Regional Pediatric Oncology Specialists and we utilize medical science liaisons within our medical team who help educate the medical communities and patients about CIO and our programs supporting patient access to PEDMARK®.

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

We received Orphan Drug Exclusivity for PEDMARK® in January 2023, which provides seven years of market exclusivity from its FDA approval on September 20, 2022, until September 20, 2029. We currently have six patents listed for PEDMARK® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (“FDA Orange Book”). In September 2022, the United States Patent and Trademark Office (“USPTO”) issued Patent No. 11,291,728 (the “US ‘728 Patent”), in December 2022, the USPTO issued Patent No. 11,510,984 (“US ‘984 Patent”) and in April 2023, the USPTO issued Patent No. 11,671,793 (“US ‘793 Patent”) that covers PEDMARK® pharmaceutical formulation. Further, additional issued patents included US 11,964,018 Patent (the “US ‘018 Patent) and US 11,992,530 Patent (the “US ‘530 Patent”) and US 11,998,604 Patent (the “US ‘604 Patent”) covering methods of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer. The US ‘728, US ‘984, US ‘793, US ‘018, US ‘530, and US ‘604 Patents will expire in 2039. Additional patents covering PEDMARK® formulation have been granted in Australia, Canada, the European Patent Office (EPO) (described further below), Hong Kong, Indonesia, Japan, Korea, Malaysia, Mexico, and Russia, and patent applications covering PEDMARK® are pending in Brazil, China, the European Patent Office (EPO), Hong Kong, Israel, Korea, Mexico, New Zealand, Singapore, and Thailand.  Patents covering alternative sodium thiosulfate formulations have been granted in the United States (US 12,311,026 (the “US ‘026 Patent”), Canada, Korea, Mexico, and Russia, and patent applications covering alternative sodium thiosulfate formulations are pending in the United States, Australia, the EPO, Hong Kong, Indonesia, Japan, Malaysia, Mexico, and New Zealand. Applications from these patent families, where granted, valid, and enforceable, will expire in July 2039, exclusive of any patent term adjustment or extension

There can be no assurance that we do not or will not infringe on patents held by third parties or that third parties in the future will not claim that we have infringed on their patents. In the event that our product or technologies infringe or violate the patent or other proprietary rights of third parties, there is a possibility we may be prevented from pursuing product development, manufacturing or commercialization of our product until the underlying patent dispute is resolved. For example, there may be patents or patent applications held by others that contain claims that our product or operations might be determined to infringe or that may be broader than we believe them to be. Given the complexities and uncertainties of patent laws, there can be no assurance as to the impact that future patent claims against us may have on our business, financial condition, results of operations, or prospects.

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

PEDMARK® is the first and only FDA- and EMA-approved agent designed to reduce the risk of  CIO in pediatric patients with localized solid tumors. The strategic imperatives driving the execution of PEDMARK®’s strategy include increasing awareness of unmet patient needs and emphasizing the importance of preventing CIO among oncologists. A key goal is to establish PEDMARK® as the standard of care (SOC) for all CIO prevention. Additionally, efforts focus on expanding adoption beyond oncologists by ensuring healthcare providers (HCPs) gain confidence in and have positive experiences with PEDMARK®. Ensuring seamless access for advocacy groups, payers, and providers is also a priority, along with activating patients and caregivers through disease education to drive demand for PEDMARK®. Key activities supporting these objectives include an expanded sales team with a strong track record in both academic and community settings, partnerships with group purchasing organizations, and specialty pharmacy offerings such as home infusions, white bag delivery, and direct billing. Furthermore, digital materials, a digital speaker bureau to engage pediatric oncologists, audiologists, nurses, and pharmacists, along with a patient access services hub and ongoing support from advocacy groups, are all integral components of the strategy.

In the U.S. and Europe, Fennec estimates that there are approximately 11,400 pediatric patients with localized, non-metastatic solid tumors each year, of which include approximately 2,157 cisplatin-treated pediatric patients in the U.S. and 1,250 in Europe who fall within the current PEDMARK® market. The incidence and severity of CIO depends on the cumulative dose and duration of chemotherapy. Many affected children ultimately require hearing aids or, in more severe cases, cochlear implants, which are costly, technically complex and do not fully restore normal hearing. PEDMARK® is the first and only therapy approved in the U.S. to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. Infants and young children who experience ototoxicity during critical developmental windows are at risk for impaired speech and language development and literacy, while older children and adolescents may face long-term challenges in academic performance, social-emotional development, career potential and independent living.

In the U.S., approximately 90% of pediatric cancer patients receive care at approximately 200 key pediatric hospital centers, including institutions within the Children’s Oncology Group (COG), National Cancer Institute (NCI) and National Comprehensive Cancer Network (NCCN).

The Adolescent and Young Adult (“AYA”) oncology patient is defined as an individual between 15 and 39 years of age at the time of initial cancer diagnosis. In the U.S., Fennec estimates that there are approximately 51,282 new AYA solid tumor cases annually, of which approximately 20,858 involve cisplatin-treated patients with localized, non-metastatic solid tumors. The most common relevant tumor types include germ cell tumors, testicular cancer, thyroid cancer and breast cancer. The U.S. AYA oncology treatment landscape spans both academic and community settings, with 72 NCI-designated academic centers treating roughly 20% of AYA oncology patients, while approximately 80% are managed across approximately 3,750 community oncology centers nationwide.

CIO and Unmet Medical Need

Cisplatin is a cornerstone of modern cancer therapy for many pediatric and AYA solid tumors, with reported overall survival rates in some cisplatin-treated cancers exceeding 80%. However, cisplatin is associated with a high incidence of ototoxicity. Published data indicates that approximately 60% to 90% of cisplatin-treated patients may develop some degree of permanent, sensorineural hearing loss, with reported rates of 40% to 80% occurring in adults and 50% to 90% in children. CIO typically begins as bilateral, high-frequency hearing loss that is progressive and irreversible, occasionally accompanied by tinnitus. In some cases, it may ultimately require the use of hearing aids or cochlear implants.

Published literature has linked treatment-related hearing loss to impairments in speech and language development, reduced academic performance, challenges in social-emotional development, and enduring impacts on educational attainment, vocational opportunities, and independent living. Additionally, published research indicates that severe to profound early-onset hearing loss can impose a substantial lifetime economic burden, with per-individual costs estimated at approximately $489 and potentially exceeding $1,000 on an undiscounted basis, primarily due to lost productivity, educational expenses, and medical costs. These figures are derived from published literature regarding the disease burden of hearing loss and do not represent demonstrated health-economic outcomes specifically attributable to PEDMARK.

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

Under the terms of the licensing agreement, Fennec received approximately $43 million in upfront consideration and may receive up to approximately $230 million in additional commercial and regulatory milestone payments and double-digit tiered royalties on net sales of PEDMARQSI® in the licensed territories up to the mid-twenties. To date, Fennec has not received any milestone payments.  Norgine will be responsible for all commercialization activities in the licensed territories and will hold all marketing authorizations in the licensed territories.

In December 2024, PEDMARQSI® received positive final draft guidance from the National Institute for Health and Care Excellence (NICE). Most recently, in 2025, Norgine launched PEDMARQSI® in Germany and the U.K with additional countries within the EU expected in 2026.

Distribution Agreement – Turkey and the Gulf Cooperation Council

In 2025, we entered into a distribution agreement with Inpharmus for the commercialization of PEDMARK® in Turkey and the GCC countries. Under this agreement, Inpharmus will be responsible for certain regulatory, commercialization and distribution activities in the covered territories, and we will supply PEDMARK® and receive payments, subject to specified terms and conditions. Commercialization in these markets is subject to obtaining and maintaining necessary regulatory approvals and reimbursement, and there can be no assurance as to the timing or magnitude of future revenues, if any, from these territories.

Japan: STS-J01 Investigator-Initiated Trial and Registration Plans

In Japan, an independent investigator-initiated clinical trial, known as STS-J01, has been evaluating PEDMARK® for the prevention of CIO. In December 2025, we announced positive topline results from this trial that demonstrated use of PEDMARK® was associated with a significant reduction in the incidence of hearing loss compared to historically reported rates in patients receiving cisplatin alone, with no evidence of reduced antitumor activity and an approximate 95% clinical response rate. Based on these results, we are pursuing a regulatory registration strategy for PEDMARK® in Japan and are evaluating partnering or licensing opportunities in that market, similar to our model with Norgine in Europe. Any such registration and partnering activities will be subject to applicable regulatory requirements and successful negotiations with potential partners.

Investigator-Initiated Studies and Lifecycle Management

In addition to our pivotal pediatric studies (SIOPEL6 and COG ACCL0431), we support a number of investigator-initiated and other clinical studies designed to further characterize the use of PEDMARK® in additional tumor types and patient populations. For example, City of Hope, a U.S. cancer research and treatment organization, is conducting an investigator-initiated clinical trial evaluating PEDMARK® in adult men with stage II–III metastatic testicular germ cell tumors receiving cisplatin-based chemotherapy. We also engage in medical affairs activities and data-generation initiatives to expand the clinical evidence base for PEDMARK®, including in AYA and adult populations. These studies are exploratory in nature, and PEDMARK® is not currently approved for use in metastatic cancers or adult populations outside of its labeled indication. Any potential label expansion will require additional clinical data and regulatory approvals.

Commercial Infrastructure and Patient Support Programs

During 2025, we significantly expanded our commercial infrastructure and patient support capabilities. Our Fennec HEARS® program provides comprehensive education, access, and reimbursement assistance to patients and healthcare providers. The program includes:

●	Financial support: A $0 copay savings program for eligible patients with commercial or private insurance and the Fennec Patient Assistance Program for eligible patients without insurance.
●	Patient and product support: Dedicated care coordinators to answer insurance questions, assist with prior authorizations, and provide treatment resources.
●	Distribution network: Established third-party logistics providers (3PL) and specialty pharmacy partnerships with home infusion support capabilities.
●	Provider engagement: Peer-to-peer speaker bureau, medical science liaison (MSL) team, and comprehensive marketing initiatives across multiple channels.

We have achieved formulary adoption at certain large oncology networks and academic institutions, with successful activations in both academic centers and community oncology practices occurring throughout 2025.

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

We currently have six patents listed for PEDMARK® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (“FDA Orange Book”). In September 2022, the United States Patent and Trademark Office (“USPTO”) issued Patent No. 11,291,728 (the “US ‘728 Patent”), in December 2022, the USPTO issued Patent No. 11,510,984 (“US ‘984 Patent”) and in April 2023, the USPTO issued Patent No. 11,671,793 (“US ‘793 Patent”) that covers PEDMARK® pharmaceutical formulation. Further, additional issued patents included US 11,964,018 Patent (the “US ‘018 Patent) and US 11,992,530 Patent (the “US ‘530 Patent”) and US 11,998,604 Patent (the “US ‘604 Patent”) covering methods of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer. The US ‘728, US ‘984, US ‘793, US ‘018, US ‘530, and US ‘604 Patents will expire in 2039. Additional patents covering PEDMARK® formulation have been granted in Australia, Canada, the European Patent Office (EPO) (described further below), Hong Kong, Indonesia, Japan, Korea, Malaysia, Mexico, and Russia, and patent applications covering PEDMARK® are pending in Brazil, China, the European Patent Office (EPO), Hong Kong, Israel, Korea, Mexico, New Zealand, Singapore, and Thailand.  Patents covering alternative sodium thiosulfate formulations have been granted in the United States (US 12,311,026 (the “US ‘026 Patent”), Canada, Korea, Mexico, and Russia, and patent applications covering alternative sodium thiosulfate formulations are pending in the United States, Australia, the EPO, Hong Kong, Indonesia, Japan, Malaysia, Mexico, and New Zealand. Applications from these patent families, where granted, valid, and enforceable, will expire in July 2039, exclusive of any patent term adjustment or extension.

On June 18, 2025, the European Patent Office issued European Patent No 3817751B, which covers the pharmaceutical formulation of PEDMARQSI® (EU Brand name for PEDMARK®). This patent has been validated in the following designated European countries: Albania, Austria, Belgium, Bulgaria, Cyprus, Switzerland, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, Great Britain, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Macedonia, Malta, Netherland, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, and Turkey, as well as the extension countries of Bosnia and Herzegovina, Moldova, Montenegro, Morocco and Tunisia. This patent will expire in July 2039, unless held invalid or unenforceable by a court of final jurisdiction.

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

We own one granted (US ‘026 Patent) and four additional pending US patent applications directed to additional sodium thiosulfate pharmaceutical formulations and methods of treatment using such formulations.  These patents, if granted, will expire in July 2039, exclusive of patent term adjustment and/or extension, unless held invalid or unenforceable by a court of final jurisdiction.

On October 29, 2021, Hope Medical Enterprises, Inc. (“Hope”) filed a Petition for inter partes review (IPR2022-00125) to invalidate our wholly owned U.S. Patent No. 10,792,363 (the “US ‘363 Patent”), which relates to an anhydrous form of STS and its method of manufacture, which is the active pharmaceutical ingredient in the PEDMARK® product. The US ‘363 Patent was issued October 6, 2020. During the US ‘363 Patent IPR, we disclaimed the patent claims directed to the anhydrous morphic form of STS and continued with claims directed to its method of manufacture. The validity of this method of manufacturing claims was affirmed by the PTAB in a Written Decision in favor of Fennec in September 2023.

U.S. Patent No. 10,596,190 (the “US ‘190 Patent”), in-licensed from Oregon Health and Sciences University, was previously listed in the Orange Book.  On April 18, 2023, the PTAB invalidated the only claim of the US ‘190 Patent.  The final written decision became effective June 20, 2023.  In light of PTAB’s final written decision on the invalidity of the US ‘190 Patent, we requested that the FDA remove the US ‘190 Patent from the Orange Book.

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

On July 14, 2025, the court granted the Motion to Consolidate Case No. 2:25-cv-05709 with Case No. 2:23-cv-00123.

On July 14, 2025, the court issued its Order on Claim Construction on two claim terms in dispute in the ‘793 Patent and ‘018 Patent, adopting our proposed constructions for both.

On August 25, 2025, the CIPLA entities filed an Answer and Counterclaims to the complaint, alleging that the ‘026 Patent was invalid, not infringed, and/or unenforceable.

On September 18, 2025, we filed an Answer to CIPLA’s Counterclaims.

On March 16, 2026, Fennec announced that it has entered into an agreement with Cipla Limited and Cipla USA, Inc. to settle the litigation between them regarding Cipla’s application to FDA for approval to market a generic version of Fennec’s PEDMARK® (sodium thiosulfate injection) product.  See Fennec Pharmaceuticals Inc. v. Cipla Limited and Cipla USA, Inc., C.A. No. 2:23-cv-00123-JKS-MAH (D.N.J.).  Under the terms of the agreement, the lawsuit will be dismissed with each party bearing their own costs, and Cipla will not enter the market with its generic sodium thiosulfate product until September 1, 2033, or earlier under certain circumstances.

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

There are also user fees for ANDA applicants, sponsors, and manufacturers. For fiscal year 2025, the application fee is $321,920 per ANDA application, and the facility fees are $231,952 per domestic finished dosage form facility, $246,952 per foreign finished dosage form facility, $41,580 per domestic active pharmaceutical ingredient facility, and $56,580 per foreign active pharmaceutical ingredient facility. In addition, there is a new annual program fee based on the size of the generic drug applicant. These user fees typically increase each fiscal year.

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

Employee Profile

As of December 31, 2025, we had approximately 35 employees, 19 of whom are in our commercial organization, and the rest of whom are in our G&A organization. We also utilize the services of several full-time consultants who work with our commercial organization. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees and consultants is good.

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

Research and development expenses totaled $250 and $310 for the fiscal years ended December 31, 2025 and 2024, respectively. We have decreased our research and development expenses related to PEDMARK® as our efforts have shifted to commercial readiness and launch activities.

PEDMARK® still requires significant, time-consuming and costly research and development, testing and regulatory clearances globally. In developing PEDMARK®, we are subject to risks of failure that are inherent in the development of products based on innovative technologies. For example, it is possible that our product will be ineffective or toxic, or will otherwise fail to receive or, where received, maintain the necessary regulatory clearances. There is a risk that PEDMARK® will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our product or that others will market a superior or equivalent product. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete future development of PEDMARK®.

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

To date, we have been engaged primarily in research and development activities. We have incurred significant operating losses every year since our inception in September 1996. We reported a net loss of approximately $9,741 for the year ended December 31, 2025 and reported a net loss of approximately $436 for the year ended December 31, 2024. At December 31, 2025, we had an accumulated deficit of approximately $229,422. We anticipate potentially incurring substantial additional losses due to the need to spend significant amounts on activities required for the continued commercialization of PEDMARK in the U.S. and for obtaining and maintaining regulatory approvals for PEDMARK outside of the U.S., as well as for anticipated research and development activities and general and administrative expenses, among other factors. We may never achieve or sustain profitability on an ongoing basis.

PEDMARK® is currently our only product and there is no assurance that we will successfully develop PEDMARK® into a commercially viable product.

Since our formation in September 1996, we have engaged in research and development programs. We have recently begun to generate revenue from product sales in the United States after regulatory approval of PEDMARK® in late 2022. PEDMARK® is currently our only product. There can be no assurance that the research we fund and manage will lead PEDMARK® or any future product candidate to become a commercially viable product. We have completed two-Phase 3 studies for PEDMARK®. PEDMARQSI® has also been approved in the EU and U.K. We anticipate potential substantial regulatory review prior to the commercialization of PEDMARK® outside of the United States, E.U. and U.K. We anticipate substantial regulatory review prior to the commercialization of PEDMARK® outside of the United States. Any disruption in manufacturing, supply, reimbursement, or adoption, or any adverse regulatory or competitive development, could materially harm our business.

We may require additional financing to obtain marketing approval of PEDMARK® and commercialize PEDMARK® abroad and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts outside of the United States.

Based on available resources, we believe that our cash and cash equivalents of $36.8 million available as of December 31, 2025 are sufficient to fund our anticipated operating and capital requirements for at least the next 12 months. Moreover, we expect to continue to incur losses for the foreseeable future as we continue our development of and seek marketing approvals for PEDMARK® outside of the United States, E.U. and U.K. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed. If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common shares or other securities. If we cannot raise sufficient capital when necessary, we will likely have to curtail operations and you may lose part or all of your investment.

Regulatory approval for any approved product is limited by the FDA and foreign regulatory authorities to those specific indications and conditions for which clinical safety and efficacy have been demonstrated as set forth on the product label. If we market PEDMARK® for uses beyond such approved indications, we could be subject to enforcement action, which could have a material adverse effect on our business.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. If we are not able to obtain FDA approval for any desired future indications for PEDMARK®, our ability to effectively market and sell PEDMARK® may be reduced and our business may be adversely affected.

While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote PEDMARK® is narrowly limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Further, the National Comprehensive Cancer Network (“NCCN”) guideline recommendations include patient populations and settings that may extend beyond PEDMARK’s current FDA-approved label. Regulatory scrutiny regarding promotion, changes to guidelines, or payer coverage limitations for off-label uses could adversely affect demand and expose us to compliance risk.

International commercialization of PEDMARK® requires successful partnerships.

Our international commercialization strategy depends on collaborative relationships with our third party development partners, including Norgine in Europe and other development partners or distributors in additional territories. We have limited foreign regulatory, clinical and commercial resources. Future partners are critical to our international success. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future collaborations with foreign development partners may not be effective or profitable for us. We will need to obtain approval from the appropriate regulatory, pricing and reimbursement authorities to market PEDMARK® internationally, and we may be unable to obtain foreign regulatory approvals. Pursuing foreign regulatory approvals will be time-consuming and expensive. The regulations can vary among countries and foreign regulatory authorities may require different or additional clinical trials than we conducted to obtain FDA approval for PEDMARK®. If our foreign development partners fail to execute effectively, we may not realize anticipated milestone payments, royalties, or meaningful revenue outside of the United States.

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

We currently rely on scientific research and development collaboration arrangements with academic institutions and other third-party collaborators.

Since we conduct a significant portion of our research and development through collaborations, our success may depend significantly on the performance of such collaborators, as well as any future collaborators. Collaborators might not commit sufficient resources to the research and development or commercialization of our product. Economic or technological advantages of products being developed by others, among other factors, could lead our collaborators to pursue other products or technologies in preference to those being developed in collaboration with us. There is a risk of dispute with respect to ownership of technology developed under any collaboration. Our management of any collaboration will require significant time and effort as well as an effective allocation of resources. We may not be able to simultaneously manage a large number of collaborations. Any of these negative impacts on our current or future collaborations could have a material adverse effect on our business and results of operations.

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

Litigation may also be necessary to enforce or defend patents issued or licensed to us or our collaborators or to determine the scope and validity of a third party’s proprietary rights. By example we have concluded litigation against CIPLA, as described elsewhere in this Annual Report. On March 16, 2026, Fennec announced that it has entered into an agreement with Cipla Limited and Cipla USA, Inc. to settle the litigation between them regarding Cipla’s application to FDA for approval to market a generic version of Fennec’s PEDMARK® (sodium thiosulfate injection) product.  See Fennec Pharmaceuticals Inc. v. Cipla Limited and Cipla USA, Inc., C.A. No. 2:23-cv-00123-JKS-MAH (D.N.J.).  Under the terms of the agreement, the lawsuit will be dismissed with each party bearing their own costs, and Cipla will not enter the market with its generic sodium thiosulfate product until September 1, 2033, or earlier under certain circumstances. We could incur substantial costs if litigation is required to defend ourselves in patent suits brought by third parties, if we participate in patent suits brought against or initiated by our collaborators, or if we initiate such suits. We might not prevail in any such action. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject us to significant liabilities, require disputed rights to be licensed from other parties or require us or our collaborators to cease using certain technology or products. Any of these events would likely have a material adverse effect on our business, financial condition and results of operations.

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

Geopolitical instability and armed conflicts in Turkey and the Middle East could disrupt our product distribution and sales and adversely affect our business.

We depend on third-party logistics providers, distributors, and healthcare systems to store, transport, and dispense our products in Turkey and the broader Middle East region. Geopolitical instability, regional tensions, and armed conflicts in these markets may disrupt shipping lanes and border crossings, increase freight, insurance, and security costs, or otherwise delay or prevent delivery of our products to patients, as well as negatively affect prescribing, reimbursement, and demand, any of which could materially and adversely affect our business, results of operations, and financial condition.

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

Other than the FDA approval for PEDMARK® received in the United States in September 2022 and in the European Commission in June 2023 of PEDMARQSI®, we have no other product candidates in the development stage. We have only recently demonstrated our ability, or our ability to arrange for a third party, to manufacture a commercial scale medicine and conduct the sales and marketing activities necessary to commercialize a product. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience commercializing PEDMARK®. In addition, as a relatively new commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To be profitable, we will need to continue to successfully transition from a company with a research and development focus to a company capable of supporting commercial activities. Ultimately, we may not be successful in such a transition. During 2025, we delivered sequential quarterly revenue growth and achieved positive operating cash flow in the third quarter of 2025; however, we may not be able to sustain this trajectory and our future results will depend on continued adoption, payer access, and disciplined cost management.

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

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the COVID-19 pandemic), trade wars, political unrest or other events, could disrupt our business or operations or those of our manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. These limitations could negatively affect our business operations and continuity, and could negatively impact our development timelines and ability to timely perform basic business functions, including, without limitation, making SEC filings and preparing financial reports. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our product could be impaired or halted, which could have a material adverse impact on our business.

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

We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of PEDMARK. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize our potential future product candidates and former lead product candidate, impact our cash position, increase our expense, and present significant distractions to our management.

We have entered into, and may enter into in the future, strategic transactions, such as out-licensing of our product  or technologies. For example, in March 2024, we entered into a collaboration and license agreement with Norgine. Our ability to generate revenue from any of our strategic transactions will depend on our partners’ abilities to successfully perform the functions assigned to them in these transactions. We cannot predict the success of any of our strategic transactions.

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

Beginning in January 2017, President Trump, in his first term, signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. These actions include directing applicable federal agencies to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, an Executive Order was signed terminating the cost sharing subsidies that reimburse insurers under the Health Care Reform Law. Several state Attorneys Generals filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018 the United States Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in Health Care Reform Law risk corridor payments to third-party payors. The effects of this gap in reimbursement on third-party payors, the viability of the Health Care Reform Law marketplace, providers, and our business, are not yet known. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit ruled that the Health Care Reform Law’s individual mandate is unconstitutional but sent the matter back down to a district court to determine whether that provision can be removed from the rest of the Health Care Reform Law. On March 2, 2020, the U.S. Supreme Court agreed to review the Fifth Circuit’s ruling, and oral argument was heard on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed the challenge to the Health Care Reform Law in a 7-2 decision.

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

As discussed above under the section entitled “Item 1. Business– Intellectual Property,” we received a letter dated November 30, 2022, notifying us that CIPLA submitted to the FDA an ANDA (ANDA No. 218028) for a generic version of PEDMARK® (sodium thiosulfate solution) that contains Paragraph IV Certifications on two of our patents covering PEDMARK®: the OHSU licensed the US ‘190 patent, expiration date January 2038; and the US ‘728 patent, expiration date July 2039. We received a letter dated January 5, 2023, notifying us that CIPLA submitted to the FDA a Paragraph IV Certification on the US ‘984 patent. These patents are listed in the FDA Orange Book for PEDMARK®. The certifications allege these patents are invalid or will not be infringed by the manufacture, use, or sale of CIPLA’s sodium thiosulfate solution. On March 16, 2026, Fennec announced that it has entered into an agreement with Cipla Limited and Cipla USA, Inc. to settle the litigation between them regarding Cipla’s application to FDA for approval to market a generic version of Fennec’s PEDMARK® (sodium thiosulfate injection) product.  See Fennec Pharmaceuticals Inc. v. Cipla Limited and Cipla USA, Inc., C.A. No. 2:23-cv-00123-JKS-MAH (D.N.J.).  Under the terms of the agreement, the lawsuit will be dismissed with each party bearing their own costs, and Cipla will not enter the market with its generic sodium thiosulfate product until September 1, 2033, or earlier under certain circumstances.

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

Historically, the market price of our common shares has been highly volatile and the market for our common shares has from time-to-time experienced significant price and volume fluctuations, some of which are unrelated to our operating performance. From January 1, 2018 to March 17, 2026, the closing trading price of our stock fluctuated from a high of $18.45 Canadian dollars (“CAD”) per share to a low of CAD$4.38 per share on the TSX. From September 13, 2017 (the date our common shares were first listed on the Nasdaq Capital Market) to March 17, 2026, the closing trading price of our stock fluctuated from a high of $14.33 per share to a low of $3.30 on the Nasdaq Capital Market. Historically, our common shares have had a low trading volume, and may continue to have a low trading volume in the future. This low volume may contribute to the volatility of the market price of our common shares. It is likely that the market price of our common shares will continue to fluctuate significantly in the future.

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

At March 17, 2026, our current shareholders separately representing more than 5% ownership of our common shares collectively represented beneficial ownership of approximately 41% of our common shares. In particular, Essetifin SpA, owns approximately 4.0 million shares, or approximately 11.6% of our issued and outstanding common shares,  Rosalind Advisors Inc. reported beneficial ownership of 2.7 million shares, or approximately 8.0% of our outstanding common shares, Southpoint Capital Advisors LP (“Southpoint Capital”) owns or exercises control over approximately 2.7 million shares, representing approximately 8.0% of our issued and outstanding common shares; Sonic Fund II, LP, owns approximately 2.6 million shares, or approximately 7.6% of our issued and outstanding common shares; and our other significant shareholders, and other insiders, acting alone or together, might be able to influence the outcomes of matters that require the approval of our shareholders, including but not limited to certain equity transactions (such as a financing), an acquisition or merger with another company, a sale of substantially all of our assets, the election and removal of directors, or amendments to our incorporating documents. These shareholders might make decisions that are adverse to your interests. The concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our Company, which could adversely affect the market price of our common shares or deprive our other shareholders of an opportunity to receive a premium for our common shares as part of a sale of our Company.

There are a large number of our common shares underlying outstanding options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our shares and result in substantial dilution to the holders of our common shares.

The sale or issuance of a substantial amount of our common shares in the future could cause the market price of our common shares to decline. It may also impair our ability to obtain additional financing. At March 17, 2026, we had 0.1 million warrants outstanding to purchase 0.1 million shares of our common shares at an exercise price of $8.11 per common share. In addition, as of March 17, 2026, there were approximately 5.9 million common shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $6.38 per common share. We may also issue further warrants as part of any future financings in addition to the additional 0.7 million options to acquire our common shares currently remaining and available for future awards under our stock option plan.

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

As part of the evaluation undertaken by management pursuant to Section 404, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

On July 14, 2025, the court granted the Motion to Consolidate Case No. 2:25-cv-05709 with Case No. 2:23-cv-00123.

On July 14, 2025, the court issued its Order on Claim Construction on two claim terms in dispute in the ‘793 Patent and ‘018 Patent, adopting our proposed constructions for both.

On August 25, 2025, the CIPLA entities filed an Answer and Counterclaims to the complaint, alleging that the ‘026 Patent was invalid, not infringed, and/or unenforceable.

On September 18, 2025, we filed an Answer to CIPLA’s Counterclaims.

On March 16, 2026, Fennec announced that it has entered into an agreement with Cipla Limited and Cipla USA, Inc. to settle the litigation between them regarding Cipla’s application to FDA for approval to market a generic version of Fennec’s PEDMARK® (sodium thiosulfate injection) product.  See Fennec Pharmaceuticals Inc. v. Cipla Limited and Cipla USA, Inc., C.A. No. 2:23-cv-00123-JKS-MAH (D.N.J.).  Under the terms of the agreement, the lawsuit will be dismissed with each party bearing their own costs, and Cipla will not enter the market with its generic sodium thiosulfate product until September 1, 2033, or earlier under certain circumstances.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares currently trade in the U.S. on the Nasdaq Capital Market under the trading symbol “FENC” and in Canada on the TSX under the trading symbol “FRX”.

Record Holders

As of March 17, 2026, there were approximately 27 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited (“CDS”). All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. or Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. and CDS, respectively; in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Overview

Fennec Pharmaceuticals Inc., a corporation existing under the laws of British Columbia, was originally formed under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec is a commercial stage specialty pharmaceutical company dedicated to preventing cisplatin-induced ototoxicity (“CIO”), a serious and often irreversible side effect of cancer treatment, with one FDA approved and European Commission approved product, PEDMARK® in the U.S. and PEDMARQSI®, which is the branded name for PEDMARK® outside of the U.S. (collectively, “PEDMARK”), developed to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. The Company has four wholly owned subsidiaries: Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian corporation, and Fennec Pharmaceuticals (EU) Limited, an Ireland company (“Fennec Limited”). With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive. On September 20, 2022, we received approval from the FDA for PEDMARK® (sodium thiosulfate injection). This approval makes PEDMARK® the first and only treatment approved by the FDA in this area of significant unmet medical need.  On October 17, 2022, we announced commercial availability of PEDMARK® in the United States. Further, PEDMARQSI® received European Commission Marketing Authorization in June 2023 and received U.K. approval in October 2023.

PEDMARK® is currently the only FDA-approved therapy indicated to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. In clinical studies in this population, treatment with PEDMARK® resulted in an approximate 50% relative reduction in the incidence of cisplatin-induced hearing loss compared to cisplatin alone, without evidence of materially compromised antitumor efficacy. PEDMARK® is administered as a short intravenous infusion and has generally been associated with a mild-to-moderate and manageable safety profile consistent with its known pharmacology.

In March 2024, we announced that we entered into an agreement with Norgine, a leading European specialist pharmaceutical company. This is an exclusive licensing agreement under which Norgine will commercialize PEDMARQSI® in Europe, Australia and New Zealand. PEDMARQSI® is the first and only approved therapy in the EU and U.K. for the prevention of ototoxicity (hearing loss) induced by cisplatin chemotherapy in patients one month to eighteen years of age with localized, non-metastatic solid tumors. During 2025, Norgine made PEDMARQSI® commercially available and expects additional launches to occur in 2026 and beyond.

Under the terms of the Norgine licensing agreement, Fennec received approximately $43 million in upfront consideration and may receive up to approximately $230 million in additional commercial and regulatory milestone payments and double-digit tiered royalties (up to the mid-twenties) on net sales of PEDMARQSI® in the licensed territories. To date, Fennec has not received any milestone payments. Norgine will be responsible for all commercialization activities in the licensed territories and will hold all marketing authorizations in the licensed territories.

In the United States, we sell our product through an experienced field force including Regional Pediatric Oncology Specialists and we utilize medical science liaisons within our medical team who help educate the medical communities and patients about CIO and our programs supporting patient access to PEDMARK®.

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

We received Orphan Drug Exclusivity for PEDMARK® in January 2023, which provides seven years of market exclusivity from its FDA approval on September 20, 2022, until September 20, 2029. We currently have six patents listed for PEDMARK® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (“FDA Orange Book”). In September 2022, the United States Patent and Trademark Office (“USPTO”) issued Patent No. 11,291,728 (the “US ‘728 Patent”), in December 2022, the USPTO issued Patent No. 11,510,984 (“US ‘984 Patent”) and in April 2023, the USPTO issued Patent No. 11,671,793 (“US ‘793 Patent”) that covers PEDMARK® pharmaceutical formulation. Further, additional issued patents included US 11,964,018 Patent (the “US ‘018 Patent) and US 11,992,530 Patent (the “US ‘530 Patent”) and US 11,998,604 Patent (the “US ‘604 Patent”) covering methods of using our PEDMARK® product to reduce ototoxicity in a patient receiving a platinum based chemotherapeutic for the treatment of a cancer. The US ‘728, US ‘984, US ‘793, US ‘018, US ‘530, and US ‘604 Patents will expire in 2039. Additional patents covering PEDMARK® formulation have been granted in Australia, Canada, the European Patent Office (EPO) (described further below), Hong Kong, Indonesia, Japan, Korea, Malaysia, Mexico, and Russia, and patent applications covering PEDMARK® are pending in Brazil, China, the European Patent Office (EPO), Hong Kong, Israel, Korea, Mexico, New Zealand, Singapore, and Thailand.  Patents covering alternative sodium thiosulfate formulations have been granted in the United States (US 12,311,026 (the “US ‘026 Patent”), Canada, Korea, Mexico, and Russia, and patent applications covering alternative sodium thiosulfate formulations are pending in the United States, Australia, the EPO, Hong Kong, Indonesia, Japan, Malaysia, Mexico, and New Zealand. Applications from these patent families, where granted, valid, and enforceable, will expire in July 2039, exclusive of any patent term adjustment or extension

There can be no assurance that we do not or will not infringe on patents held by third parties or that third parties in the future will not claim that we have infringed on their patents. In the event that our product or technologies infringe or violate the patent or other proprietary rights of third parties, there is a possibility we may be prevented from pursuing product development, manufacturing or commercialization of our product until the underlying patent dispute is resolved. For example, there may be patents or patent applications held by others that contain claims that our product or operations might be determined to infringe or that may be broader than we believe them to be. Given the complexities and uncertainties of patent laws, there can be no assurance as to the impact that future patent claims against us may have on our business, financial condition, results of operations, or prospects.

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

PEDMARK® is the first and only FDA- and EMA-approved agent designed to reduce the risk of  CIO in pediatric patients with localized solid tumors. The strategic imperatives driving the execution of PEDMARK®’s strategy include increasing awareness of unmet patient needs and emphasizing the importance of preventing CIO among oncologists. A key goal is to establish PEDMARK® as the standard of care (SOC) for all CIO prevention. Additionally, efforts focus on expanding adoption beyond oncologists by ensuring healthcare providers (HCPs) gain confidence in and have positive experiences with PEDMARK®. Ensuring seamless access for advocacy groups, payers, and providers is also a priority, along with activating patients and caregivers through disease education to drive demand for PEDMARK®. Key activities supporting these objectives include an expanded sales team with a strong track record in both academic and community settings, partnerships with group purchasing organizations, and specialty pharmacy offerings such as home infusions, white bag delivery, and direct billing. Furthermore, digital materials, a digital speaker bureau to engage pediatric oncologists, audiologists, nurses, and pharmacists, along with a patient access services hub and ongoing support from advocacy groups, are all integral components of the strategy.

In the U.S. and Europe, Fennec estimates that there are approximately 11,400 pediatric patients with localized, non-metastatic solid tumors each year, of which include approximately 2,157 cisplatin-treated pediatric patients in the U.S. and 1,250 in Europe who fall within the current PEDMARK® market. The incidence and severity of CIO depends on the cumulative dose and duration of chemotherapy. Many affected children ultimately require hearing aids or, in more severe cases, cochlear implants, which are costly, technically complex and do not fully restore normal hearing. PEDMARK® is the first and only therapy approved in the U.S. to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. Infants and young children who experience ototoxicity during critical developmental windows are at risk for impaired speech and language development and literacy, while older children and adolescents may face long-term challenges in academic performance, social-emotional development, career potential and independent living.

In the U.S., approximately 90% of pediatric cancer patients receive care at approximately 200 key pediatric hospital centers, including institutions within the Children’s Oncology Group (COG), National Cancer Institute (NCI) and National Comprehensive Cancer Network (NCCN).

The Adolescent and Young Adult (“AYA”) oncology patient is defined as an individual between 15 and 39 years of age at the time of initial cancer diagnosis. In the U.S., Fennec estimates that there are approximately 51,282 new AYA solid tumor cases annually, of which approximately 25,536 involve cisplatin-treated patients with localized, non-metastatic solid tumors. The most common relevant tumor types include germ cell tumors, testicular cancer, thyroid cancer and breast cancer. The U.S. AYA oncology treatment landscape spans both academic and community settings, with 72 NCI-designated academic centers treating roughly 20% of AYA oncology patients, while approximately 80% are managed across approximately 3,750 community oncology centers nationwide.

CIO and Unmet Medical Need

Cisplatin is a cornerstone of modern cancer therapy for many pediatric and AYA solid tumors, with reported overall survival rates in some cisplatin-treated cancers exceeding 80%. However, cisplatin is associated with a high incidence of ototoxicity. Published data indicates that approximately 60% to 90% of cisplatin-treated patients may develop some degree of permanent, sensorineural hearing loss, with reported rates of 40% to 80% occurring in adults and 50% to 90% in children. CIO typically begins as bilateral, high-frequency hearing loss that is progressive and irreversible, occasionally accompanied by tinnitus. In some cases, it may ultimately require the use of hearing aids or cochlear implants.

Published literature has linked treatment-related hearing loss to impairments in speech and language development, reduced academic performance, challenges in social-emotional development, and enduring impacts on educational attainment, vocational opportunities, and independent living. Additionally, published research indicates that severe to profound early-onset hearing loss can impose a substantial lifetime economic burden, with per-individual costs estimated at approximately $489 and potentially exceeding $1,000 on an undiscounted basis, primarily due to lost productivity, educational expenses, and medical costs. These figures are derived from published literature regarding the disease burden of hearing loss and do not represent demonstrated health-economic outcomes specifically attributable to PEDMARK.

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

Under the terms of the licensing agreement, Fennec received approximately $43 million in upfront consideration and may receive up to approximately $230 million in additional commercial and regulatory milestone payments and double-digit tiered royalties on net sales of PEDMARQSI® in the licensed territories up to the mid-twenties. To date, Fennec has not received any milestone payments.  Norgine will be responsible for all commercialization activities in the licensed territories and will hold all marketing authorizations in the licensed territories.

In December 2024, PEDMARQSI® received positive final draft guidance from the National Institute for Health and Care Excellence (NICE). Most recently, in 2025, Norgine launched PEDMARQSI® in Germany and the U.K

Distribution Agreement – Turkey and the Gulf Cooperation Council

In 2025, we entered into a distribution agreement with Inpharmus for the commercialization of PEDMARK® in Turkey and the GCC countries. Under this agreement, Inpharmus will be responsible for certain regulatory, commercialization and distribution activities in the covered territories, and we will supply PEDMARK® and receive payments, subject to specified terms and conditions. Commercialization in these markets is subject to obtaining and maintaining necessary regulatory approvals and reimbursement, and there can be no assurance as to the timing or magnitude of future revenues, if any, from these territories.

Japan: STS-J01 Investigator-Initiated Trial and Registration Plans

In Japan, an independent investigator-initiated clinical trial, known as STS-J01, has been evaluating PEDMARK® for the prevention of CIO. In December 2025, we announced positive topline results from this trial that demonstrated use of PEDMARK® was associated with a significant reduction in the incidence of hearing loss compared to historically reported rates in patients receiving cisplatin alone, with no evidence of reduced antitumor activity and an approximate 95% clinical response rate. Based on these results, we are pursuing a regulatory registration strategy for PEDMARK® in Japan and are evaluating partnering or licensing opportunities in that market, similar to our model with Norgine in Europe. Any such registration and partnering activities will be subject to applicable regulatory requirements and successful negotiations with potential partners.

Investigator-Initiated Studies and Lifecycle Management

In addition to our pivotal pediatric studies (SIOPEL6 and COG ACCL0431), we support a number of investigator-initiated and other clinical studies designed to further characterize the use of PEDMARK® in additional tumor types and patient populations. For example, City of Hope, a U.S. cancer research and treatment organization, is conducting an investigator-initiated clinical trial evaluating PEDMARK® in adult men with stage II–III metastatic testicular germ cell tumors receiving cisplatin-based chemotherapy. We also engage in medical affairs activities and data-generation initiatives to expand the clinical evidence base for PEDMARK®, including in AYA and adult populations. These studies are exploratory in nature, and PEDMARK® is not currently approved for use in metastatic cancers or adult populations outside of its labeled indication. Any potential label expansion will require additional clinical data and regulatory approvals.

Commercial Infrastructure and Patient Support Programs

During 2025, we significantly expanded our commercial infrastructure and patient support capabilities. Our Fennec HEARS® program provides comprehensive education, access, and reimbursement assistance to patients and healthcare providers. The program includes:

●	Financial support: A $0 copay savings program for eligible patients with commercial or private insurance and the Fennec Patient Assistance Program for eligible patients without insurance.
●	Patient and product support: Dedicated care coordinators to answer insurance questions, assist with prior authorizations, and provide treatment resources.
●	Distribution network: Established third-party logistics providers (3PL) and specialty pharmacy partnerships with home infusion support capabilities.
●	Provider engagement: Peer-to-peer speaker bureau, medical science liaison (MSL) team, and comprehensive marketing initiatives across multiple channels.

We have achieved formulary adoption at certain large oncology networks and academic institutions, with successful activations in both academic centers and community oncology practices occurring throughout 2025.

Results of Operations

Fiscal 2025 versus Fiscal 2024

	Fiscal Year Ended		Fiscal Year Ended		Increase
In thousands of U.S. Dollars	December 31, 2025%		December 31, 2024%		(Decrease)
Product sales, net	$44,642		$29,580		$15,062
Licensing revenue	—		17,958		(17,958)
Total revenue	44,642		47,538		(2,896)

Operating expenses:
Cost of product sales	3,764	7%	3,184	7%	580
Research and development	250	0%	307	1%	(57)
Selling and marketing	18,616	37%	18,426	41%	190
General and administrative	28,294	56%	23,053	51%	5,241
Total operating expense	50,924	100%	44,970	100%	5,954
(Loss)/Income from operations	(6,282)		2,568		(8,850)

Unrealized loss on securities	(2)		(81)		79
Amortization expense	(64)		(89)		25
Interest expense	(2,080)		(4,069)		1,989
Unrealized foreign exchange gain/(loss)	28		(82)		110
Loss on debt extinguishment	(2,022)		—		(2,022)
Interest income	787		1,682		(895)
Loss before income tax	(9,635)		(71)		(9,564)
Income tax	(106)		(365)		259
Net loss	$(9,741)		$(436)		$(9,305)

●	The Company recorded net product sales of $44,642 in fiscal 2025 compared to $29,580 in fiscal 2024, reflecting increased market penetration and expanded access for PEDMARK®, including continued expansion of the Company’s focus on the AYA population. Total revenue decreased to $44,642 in fiscal 2025 from $47,538 in fiscal 2024, primarily due to the absence of $17,958 of licensing revenue recorded in fiscal 2024 related to the Norgine transaction, partially offset by higher net product sales in 2025. The Company recorded discounts and allowances against sales of $9,165 and cost of product sales of approximately $3,764 during fiscal year 2025, consistent with higher commercial volumes and expanded payer mix.
●	Research and development expense decreased by approximately $57 in fiscal 2025 compared to fiscal 2024, reflecting lower overall development spending, partially offset by increasing costs associated with investigator-initiated clinical trials supporting PEDMARK® and potential lifecycle expansion opportunities.
●	Selling and marketing expenses increased modestly to $18,616 in fiscal 2025 from $18,426 in fiscal 2024, driven primarily by higher payroll-related costs, expanded commercial field activities, and increased marketing expenditures as the Company continued to broaden outreach to community oncology centers and expand its focus on the AYA population offset by a decrease in pre commercial activities related to Europe which occurred in 2024.
●	General and administrative expenses increased by $5,241 in fiscal 2025 compared to fiscal 2024, primarily due to higher consulting and professional fees, and increased equity remuneration.
●	Amortization expense decreased by approximately $25 in fiscal 2025 compared to fiscal 2024, primarily due to the continued amortization of deferred financing costs.

●	Interest expense decreased by approximately $1,989 in fiscal 2025 compared to fiscal 2024, primarily due to lower average outstanding debt balances and the impact of debt repayments during the year. Interest expense is expected to decline to zero after the full debt paydown in November 2025. Fiscal 2025 interest expense also decreased due to the early repayment of debt.
●	Interest income decreased by approximately $895 in fiscal 2025 compared to fiscal 2024, primarily due to lower average invested cash balances during the year and lower yields on money market investments.
●	Income tax expense decreased to $106 in fiscal 2025 compared to $365 in fiscal 2024, as the prior-year amount primarily reflected income tax expense related to taxable income generated from the Norgine licensing transaction, with less comparable taxable income recorded in fiscal 2025.

	As at	As at
Selected Asset and Liability Data (thousands):	December 31, 2025	December 31, 2024
Cash and equivalents	$36,788	$26,634
Other current assets	30,255	17,490
Current liabilities	10,518	6,919
Working capital (1)	56,525	37,205
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	263,651	212,566
Accumulated deficit	(229,422)	(219,681)
Shareholders’ equity/(deficit)	35,472	(5,872)

●	There was a $10,154 net increase in cash and cash equivalents between December 31, 2025 and December 31, 2024, increasing to $36,788 at December 31, 2025 from $26,634 at December 31, 2024. The increase was primarily driven by cash inflows from net product sales, proceeds from equity issuances and option exercises, and improved operating cash flow, $42,000 of net proceeds from our November 2025 public equity offering and concurrent Canadian private placement, partially offset by $21,729 paid toward the Petrichor Financing note, ongoing operating expenditures related to the commercialization of PEDMARK, and other working capital uses.
●	Other current assets increased by $12,765 between December 31, 2025 and December 31, 2024, primarily due to an increase in accounts receivable associated with higher product sales volumes, an increase in prepaid expenses and other current assets, and changes in inventory balances as the Company scaled commercial operations.
●	Current liabilities increased by $3,599 at December 31, 2025 compared to December 31, 2024, primarily reflecting higher accrued expenses and other current liabilities associated with increased commercial activity and operating scale, partially offset by reductions in debt-related current obligations following repayments during the year.
●	Working capital increased by $19,320 between December 31, 2025 and December 31, 2024, primarily as a result of higher cash balances, increased accounts receivable from higher product sales, partially offset by increased current liabilities and cash used in operations related to the continued commercialization of PEDMARK and the repayment of the Petrichor Financing note.

Selected Cash Flow Data	Year Ended	Year Ended
(dollars and shares in thousands)	December 31, 2025	December 31, 2024
Net cash (used in)/provided by operating activities	$(12,473)	$26,980
Net cash provided by investing activities	—	—
Net cash provided by /(used in) financing activities	22,627	(13,615)
Net cash flow	$10,154	$13,365

Net cash used in operating activities for the year ended December 31, 2025 was approximately $12,473, compared to net cash provided by operating activities of $26,980 for the year ended December 31, 2024. The decrease in operating cash flows was primarily attributable to the 2024 benefit from the licensing of the Norgine transaction, changes in working capital, including increases in accounts receivable and inventory and increases in accrued liabilities and other operating liabilities, partially offset by non-cash expenses such as stock-based compensation and amortization.

Net cash provided by financing activities for the year ended December 31, 2025 was approximately $22,627, compared to net cash used in financing activities of $13,615 for the year ended December 31, 2024. Cash provided by financing activities in 2025 was primarily attributable to net proceeds from equity financings, partially offset by repayments under the Company’s debt arrangements, including amounts due under the Petrichor agreement, and lower proceeds from stock option exercises. Cash used in financing activities in 2024 primarily reflected repayments of debt and related fees, partially offset by proceeds from stock option exercises.

Net cash increased by approximately $10,154 during the year ended December 31, 2025, compared to an increase of approximately $13,365 during the year ended December 31, 2024.

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

We had cash and cash equivalents of approximately $36,788 as of December 31, 2025. We currently anticipate that our available capital resources, including our existing cash and cash equivalents and the accounts receivable balances will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months.

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At December 31, 2025, we had approximately $36,788 in our cash accounts and $33,716 in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250,000 amount insured by the FDIC and may lose value.

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

On November 17, 2025, we completed an underwritten public offering of 5,367 of our common shares (including 700 common shares issued upon the underwriters’ full exercise of their option to purchase additional shares) at a public offering price of $7.50 per share, for gross proceeds of approximately $40.25 million, before deducting underwriting discounts and offering expenses. Concurrently with the public offering in the United States, we completed a non-brokered private offering of our common shares in Canada to certain existing institutional shareholders at a price of $7.50 per share, for aggregate gross proceeds of approximately $5.025 million, before offering expenses.

We used a substantial portion of the net proceeds from the offering to redeem our outstanding debt obligations. The remaining net proceeds are intended to be used for working capital and other general corporate purposes.

Off-Balance Sheet Arrangements

Since our inception, we have not had any material off-balance sheet arrangements.

Contractual Obligations and Commitments

None, other than the severance amounts described in notes to our consolidated financial statements contained elsewhere in this Annual Report.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following description of critical accounting policies, judgments and estimates should be read in conjunction with our December 31, 2025 consolidated financial statements.

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

In addition to the quantitative information disclosed in Note 2, the allowance for credit losses on trade receivables is closely linked to the estimates and assumptions that underlie our gross-to-net deductions, including expected chargebacks, rebates, co-pay assistance and other commercial and government discounts. Changes in payer mix and utilization trends could result in meaningful increases or decreases in the allowance for credit losses and related expense in future periods.

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

Stock-based Compensation

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. In valuing options granted in the fiscal years ended December 31, 2025 and 2024, we used the following weighted average assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Expected dividend	—%	—%
Risk-free interest rate	3.83 - 4.19%	3.64 - 5.15%
Expected volatility	71.04 - 161.67%	55.00 - 162.00%
Expected life	1.5 - 6.0 years	1.5 - 6.0 years

Performance-based units

For performance share units, the Company also makes significant estimates regarding the probability of achieving specified revenue-based performance milestones and recognizes compensation expense based on the grant-date fair value of the awards over the applicable performance period. The revenue performance milestones for the PSU awards granted in 2025 were achieved during the year, and the related compensation cost has been fully recognized as of December 31, 2025.

Common shares and warrants

Common shares are recorded as the net proceeds received on issuance after deducting all share issuance costs and the relative fair value of investor warrants. Warrants are recorded at relative fair value and are deducted from the proceeds of common shares and recorded on the consolidated statements of shareholders’ equity as additional paid-in capital.

Outstanding Share Information

Our outstanding comparative share data at December 31, 2025 and December 31, 2024 are as follows (in thousands):

	December 31,	December 31,
Outstanding Share Type	2025	2024	Change
Common shares	34,163	27,527	6,636
Warrants	111	150	(39)
Stock options	5,853	5,855	(2)
Total	40,127	33,532	6,595

Newly Adopted and Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis, and the adoption affected only the Company’s income tax disclosures and did not have an impact on its consolidated results of operations, financial position or cash flows.

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

In July 2025, the FASB issued ASU No. 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The guidance in ASU 2025-05 amends ASC Topic 326, Financial Instruments-Credit Losses, to provide a practical expedient to simplify estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The practical expedient, if elected, allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard is effective for annual fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. Entities that elect the practical expedient should apply the guidance prospectively. The Company is currently evaluating the impact that the adoption of ASU 2025-05 may have on its consolidated financial statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Money Market Investments

We maintain an investment portfolio consisting of U.S. or Canadian obligations and bank securities and money market investments in compliance with our investment policy. We do not hold any mortgage-backed investments in our investment portfolio. Securities must have a minimum Dun & Bradstreet rating of A for bonds or R1 low for commercial paper. The policy also provides for investment limits on concentrations of securities by issuer and maximum-weighted average time to maturity of twelve months. This policy applies to all of our financial resources.

At December 31, 2025, we had $33,716 in money market investments and savings accounts as compared to $24,614 at December 31, 2024; these investments typically have minimal risk. We have not experienced any loss or write down of our money market investments for the years ended December 31, 2025 and 2024; however, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

Foreign Currency Exposure

We are subject to foreign currency risks as we purchase goods and services which are denominated in Canadian dollars and Euros. To date, we have not employed the use of derivative instruments; however, we do hold Canadian dollars and Euros which we use to pay vendors in Canada and the EU in addition to other corporate obligations. At December 31, 2025, we held approximately CAD$210 and €279.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2025.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management has concluded that, as of December 31, 2025, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.      Other Information

Insider Adoption or Termination of Trading Arrangements

During the year ended December 31, 2025, two members of our Board of Directors adopted trading arrangements intended to satisfy the Rule 10b5-1 affirmative defense. Rostislav Raykov adopted a trading arrangement on September 19, 2025, covering the disposition of up to 109,184 shares of the Company’s common shares, which is scheduled to terminate on June 9, 2026. Chris Rallis adopted a trading arrangement on May 19, 2025, covering the disposition of up to 18,406 shares of the Company’s common shares, which will terminate on June 9, 2026, unless earlier terminated in accordance with its terms.

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

The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 11.      Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 14.      Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)	The following documents are included as part of this Annual Report:
1.	Financial Statements – See Index to Financial Statements on page F-1.
2.	All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.
3.	Exhibits:

Exhibit No.	Description	Location

3.1	Notice of Articles dated August 25, 2011	Exhibit 3.2I to the Form 8-K of the Company filed August 26, 2011

3.2	Articles dated August 25, 2011	Exhibit 3.2II to the Form 8-K of the Company filed August 26, 2011

3.3	Notice of Alteration Dated September 3, 2014	Exhibit 3.1 to the Form 8-K of the Company filed September 9, 2014

4.1	Fennec Pharmaceuticals, Inc. Description of the Registrant’s Securities	Exhibit 4.1 to the Form 10-K of the Company filed March 29, 2024

10.1	Fennec Pharmaceuticals, Inc. 2020 Equity Incentive Plan*	Schedule B to the Management Proxy Circular of the Company filed April 25, 2025

10.2	Executive Employment Agreement dated May 3, 2010 by and between Fennec Pharmaceuticals Inc. and Rostislav Raykov*	Exhibit 10.28 to the Form 10-Q of the Company filed May 14, 2010

10.3	Form of Independent Director Agreement, dated May 3, 2010	Exhibit 10.31 to the Form 10-Q of the Company filed May 14, 2010

10.4	Executive Employment Agreement dated November 12, 2015 by and between Fennec Pharmaceuticals Inc. and Robert Andrade*	Exhibit 10.40 to the Form 10-Q of the Company filed November 12, 2015

10.5	Form of Stock Option Award Agreement under 2020 Equity Incentive Plan*	Exhibit 10.5 to the Form 10-K of the Company filed March 26, 2025

10.6	Form of Restricted Stock Award Agreement under 2020 Equity Incentive Plan*	Exhibit 10.6 to the Form 10-K of the Company filed March 26, 2025

10.7	Confidential Separation Agreement between Fennec Pharmaceuticals (EU) Limited, Fennec Pharmaceuticals Inc., and Adrian Haigh, dated June 30, 2024*	Exhibit 10.1 to the Form 8-K of the Company filed July 2, 2024

10.8	Confidential Separation Agreement between Fennec Pharmaceuticals, Inc. and Rostislav Raykov, dated August 5, 2024*	Exhibit 10.1 to the Form 8-K of the Company filed August 7, 2024

10.9	Executive Employment Agreement between Fennec Pharmaceuticals, Inc. and Jeffrey S. Hackman, dated August 5, 2024*	Exhibit 10.2 to the Form 8-K of the Company filed August 7, 2024

Exhibit No.	Description	Location
10.10	At The Market Offering Agreement, dated October 30, 2020, between Fennec Pharmaceuticals Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to the Form 8-K of the Company filed October 30, 2020

10.11	Securities Purchase Agreement, dated as of August 1, 2022, by and between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 10.1 to the form 8-K of the Company filed August 1, 2022

10.12	First Closing Senior Secured Convertible Note, dated August 19, 2022, by and between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 4.1 to the form 8-K of the Company filed August 22, 2022

10.13	Second Closing Senior Secured Convertible Note, dated September 23, 2022, by and between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 4.1 to the form 8-K of the Company filed September 26, 2022

10.14	First Amendment to Securities Purchase Agreement, dated as of December 4, 2023, between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 10.1 to the Form 8-K of the Company filed December 6, 2023

10.15	Third Closing Senior Secured Convertible Note, dated as of December 4, 2023, between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 4.1 to the Form 8-K of the Company filed December 6, 2023

10.16	License and Supply Agreement, dated March 15, 2024, between Fennec Pharmaceuticals, Inc. and Norgine Pharma UK Limited	Exhibit 10.1 to the Form 8-K of the Company filed March 21, 2024

10.17	Waiver and Redemption Agreement, dated December 18, 2024, between Fennec Pharmaceuticals Inc. and Petrichor Opportunities Fund I LP	Exhibit 10.1 to the Form 8-K of the Company filed December 20, 2024

19	Fennec Pharmaceuticals, Inc. Insider Trading Policy, dated July 11, 2009.	Exhibit 10.16 to the Form 10-K of the Company filed March 29, 2024

21	Subsidiaries	Exhibit 21 to the 10-K of the Company filed February 14, 2020

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97	Fennec Pharmaceuticals, Inc. Incentive Compensation Recovery Policy	Exhibit 97 to the Form 10-K of the Company filed March 29, 2024

99.1	Press Release for Fiscal Year Ended December 31, 2025	Filed herewith

Exhibit No.	Description	Location

101.1	Interactive Data File	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

*	Indicates a management contract or compensatory plan.

Item 16.      Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fennec Pharmaceuticals Inc.

By:	/s/ Jeffrey Hackman
Jeffrey Hackman
Chief Executive Officer
Date: March 27, 2026

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

Signatures	Title	Date

/s/ Jeffrey Hackman	Chief Executive Officer	March 27, 2026
Jeffrey Hackman	(principal executive officer) and Director

/s/ Robert Andrade	Chief Financial Officer	March 27, 2026
Robert Andrade	(principal financial officer and principal accounting officer)

/s/ Dr. Khalid Islam	Director	March 27, 2026
Dr. Khalid Islam

/s/ Chris A. Rallis	Director	March 27, 2026
Chris A. Rallis

/s/ Marco Brughera	Director	March 27, 2026
Marco Brughera

/s/ Rostislav Raykov	Director	March 27, 2026
Rostislav Raykov

/s/ Jodi Cook	Director	March 27, 2026
Jodi Cook

FENNEC PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Fennec Pharmaceuticals Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fennec Pharmaceuticals Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Global Distributors - Estimated Product Allowances and Discounts

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company recognizes revenues based on the net sales price, which includes estimates of variable consideration for which reserves are established primarily from rebates, chargebacks, discounts, returns, and other allowances. Further, certain distributors provide distinct and estimable services to the Company in exchange for product allowances. The estimated fair value of distinct and estimable services performed by the distributor and the attribution of those amounts to the period of benefit are important factors in the determination of net sales price and requires subjective management assumptions. Allowances provided to distributors in excess of the estimated fair value of services received by the Company are presented as sales discounts. Allowances provided to such distributors during the year ended December 31, 2025 for distinct and estimable distributor services totaled $5.4 million, of which $1.7 million is presented as prepaid expenses as of December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

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

Irvine, California

March 27, 2026

Fennec Pharmaceuticals Inc.

Consolidated Balance Sheets

(U.S. dollars and shares in thousands)

	December 31,	December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$36,788	$26,634
Accounts receivable, net	23,221	12,884
Prepaid expenses	3,738	3,080
Inventory	1,565	1,060
Other current assets	1,731	466
Total current assets	67,043	44,124

Non-current assets
Non-current accounts receivable, net	2,791	—
Other non-current assets, net of amortization	717	822
Total non-current assets	3,508	822
Total assets	$70,551	$44,946

Liabilities and shareholders’ equity/(deficit)
Current liabilities:
Accounts payable	$4,635	$3,241
Accrued liabilities	5,635	3,428
Operating lease liability - current	—	2
Contract liability - current	248	248
Total current liabilities	10,518	6,919

Non-current liabilities
Term loan	—	18,206
PIK interest	—	1,271
Debt discount	—	(139)
Contract liability - long-term	24,561	24,561
Total non-current liabilities	24,561	43,899
Total liabilities	35,079	50,818

Commitments and contingencies (Note 7)

Shareholders’ equity/(deficit)
Common stock, no par value; unlimited shares authorized; 34,163 shares issued and outstanding (2024 ‑ 27,527)	189,906	145,608
Additional paid-in capital	73,745	66,958
Accumulated deficit	(229,422)	(219,681)
Accumulated other comprehensive income	1,243	1,243
Total shareholders’ equity/(deficit)	35,472	(5,872)
Total liabilities and shareholders’ equity/(deficit)	$70,551	$44,946

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Operations

(U.S. dollars and shares in thousands, except per share information)

	Year Ended
	December 31,	December 31,
	2025	2024
Revenue
Product sales, net	$44,642	$29,580
Licensing revenue	—	17,958
Total net revenues	44,642	47,538

Operating expenses:
Cost of product sales	3,764	3,184
Research and development	250	307
Selling and marketing	18,616	18,426
General and administrative	28,294	23,053

Total operating expenses	50,924	44,970
(Loss)/income from operations	(6,282)	2,568

Other income/(expense)
Unrealized foreign exchange gain/(loss)	28	(82)
Amortization expense	(64)	(89)
Unrealized loss on securities	(2)	(81)
Loss on debt extinguishment (Note 8)	(2,022)	—
Interest income	787	1,682
Interest expense	(2,080)	(4,069)
Total other expense	(3,353)	(2,639)
Loss before income tax	(9,635)	(71)
Income tax	(106)	(365)
Net loss	$(9,741)	$(436)

Basic net loss per common share	$(0.34)	$(0.02)
Diluted net loss per common share	$(0.34)	$(0.02)
Weighted-average number of common shares outstanding basic	28,577	27,294
Weighted-average number of common shares outstanding diluted	28,577	27,294

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(U.S. dollars and shares in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Number (Note 6)	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2023	27,027	$144,307	$62,073	$(219,245)	$1,243	$(11,622)
Equity-based compensation - employees	—	—	5,061	—	—	5,061
Exercise of stock options	342	1,301	—	—	—	1,301
Restricted stock release	158	—	(176)	—	—	(176)
Net loss	—	—	—	(436)	—	(436)
Balance at December 31, 2024	27,527	145,608	66,958	(219,681)	1,243	(5,872)
Equity-based compensation - employees	—	—	7,033	—	—	7,033
Issuance of common stock, net of offering costs	6,037	42,049	—	—	—	42,049
Warrant exercise	9	59	(59)	—	—	—
Exercise of stock options	400	2,190	—	—	—	2,190
Restricted stock release	190	—	(187)	—	—	(187)
Net loss	—	—	—	(9,741)	—	(9,741)
Balance at December 31, 2025	34,163	$189,906	$73,745	$(229,422)	$1,243	$35,472

(The accompanying notes are an integral part of these consolidated financial statements)

Fennec Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Year Ended
	December 31,	December 31,
	2025	2024

Cash flows provided by (used in)/provided by:
Operating activities:
Net loss	$(9,741)	$(436)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Inventory reserve	773	517
Allowance for credit losses	2,103	3,803
Amortization of contract asset	103	800
Amortization of debt access fees	—	21
Amortization of debt discount	65	138
Unrealized loss on securities	2	81
Equity-based compensation	7,033	5,061
Loss on debt extinguishment	2,022	—
PIK interest	—	52
Changes in operating assets and liabilities:
Accounts receivable	(12,440)	(7,873)
Prepaid expenses	(658)	(505)
Inventory	(1,278)	579
Other assets	(1,267)	796
Other non-current assets	(2,791)	—
Accounts payable	1,394	(537)
Accrued liabilities	2,207	(326)
Contract liability	—	24,809
Net cash (used in)/provided by operating activities	(12,473)	26,980

Financing activities:
Issuance of shares, options exercise	2,190	1,301
Proceeds form the issuance of common stock, net of offering costs	42,049	—
Payment of long-term debt	(19,477)	(13,000)
Prepayment penalty on debt repayment	(1,948)	—
Cash paid for taxes on restricted share release	(187)	(176)
Deferred issuance costs	—	(1,740)
Net cash provided by/(used in) by financing activities	22,627	(13,615)

Increase in cash and cash equivalents	10,154	13,365
Cash and cash equivalents - Beginning of year	26,634	13,269
Cash and cash equivalents - End of year	$36,788	$26,634

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,160	$3,821
Cash paid for taxes	$748	$—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$2
Financed insurance policy	$393	$386

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

During the year ended December 31, 2025, the Company incurred a net loss from operations of $6,282. At December 31, 2025, it had an accumulated deficit of $229,422 and had experienced negative cash flows from operating activities in the amount of $12,473 for the year ended December 31, 2025.

Senior Secured Convertible Notes

In August 2022, the Company entered into a Securities Purchase Agreement with Petrichor Opportunities Fund I LP providing for the issuance of up to $45,000 of senior secured floating-rate convertible notes due August 2027. Between August 2022 and December 2023, the Company issued an aggregate of $30,000 of Notes under this agreement.

In December 2024, the Company redeemed approximately $13,000 of Notes, including payment-in-kind interest.

On November 17, 2025, the Company redeemed all remaining outstanding Notes for an aggregate redemption price of approximately $21,700, including principal, accrued interest, and applicable redemption fees. The redemption was funded primarily using proceeds from the Company’s November 2025 public equity offering (Note 6).

As of December 31, 2025, no convertible notes were outstanding.

License Agreement

In March 2024, the Company announced that is had secured an exclusive licensing agreement with Norgine Pharma UK Limited (“Norgine”), to commercialize PEDMARQSI in Europe, Australia and New Zealand. The deal provided the Company with approximately $43 million upfront, with the potential of another approximately $230 million in future royalties and milestone payments.

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

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

2.      Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Fennec and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include revenue recognition, amount and timing of marketing and other services performed by certain distributors, allowance against trade receivables, and measurement of stock-based compensation. Actual results could differ from those estimates.

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

In May and August 2025, the Board of Directors approved grants of performance-based units (PSUs) whereby vesting depends on the achievement of specified revenue performance milestones through December 31, 2025. The Company estimates the likelihood of achievement of the performance milestones for all PSU awards at the end of each reporting period, and to the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. As of December 31, 2025, the Company determined that the applicable revenue performance milestones had been achieved and recognized the related PSU compensation cost in full.

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

Costs to Obtain Contract

As the majority of the Company's contracts are short-term in nature, sales commissions are generally expensed when incurred as the amortization period would have been less than one year. These costs are recorded within selling and marketing expenses in the consolidated statements of operations. For contracts that extend beyond one year, the incremental expense recognition matches the recognition of related revenue.

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

The following table summarizes net product revenues for PEDMARK® in the years ended December 31, 2025, and 2024, respectively:

	Year Ended
	December 31,	December 31,
	2025	2024
Product revenues:
Gross product revenues	$53,807	$38,910
Discounts and allowances	(9,165)	(9,330)
Net product revenues	$44,642	$29,580

For the years ended December 31, 2025 and 2024, the Company had three distributors that represented more than 10% of net sales.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the year ended December 31, 2025, and 2024 were as follows:

	Chargebacks,	Rebates, Customer
	Discounts for	Fees/Credits
	Prompt Pay and	and Co-Pay
In thousands	Other Allowances	Assistance	Totals
Balance at December 31, 2023	$365	$430	$795
Provision related to sales made in:
Current period	1,909	6,573	8,482
Prior periods	—	—	—
Payments and customer credits issued	(1,998)	(6,296)	(8,294)
Balance at December 31, 2024	276	707	983
Provision related to sales made in:
Current period	2,422	1,340	3,762
Prior periods	—	—	—
Payments and customer credits issued	(2,221)	(624)	(2,845)
Balance at December 31, 2025	$477	$1,423	$1,900

The allowances for chargebacks, fees due to customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying consolidated balance sheets.

Trade Receivables

The Company records gross trade receivables at the time of product sale to its customers, both specialty and other select global distributors. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated with each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer. For customers that are large specialty distributors, the Company considered the risk of potential credit losses to be low. Sales to other select global distributors have increased the potential for losses. The Company evaluates the risk of credit losses on sales on an individual basis using the above-mentioned criteria.  The Company had an allowance for credit losses of $5,904 as of December 31, 2025.

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s product. As of December 31, 2025, the Company capitalized approximately $1,565 of costs as inventory, net of obsolescence reserve, on the consolidated balance sheet. Of the items capitalized, $1,274 was capitalized as raw materials, $153 as WIP and $138 was capitalized into finished goods. There was a reserve against WIP valuation for inventory which the Company believes will expire before it is sold in the amount of $1,290.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. As of December 31, 2025, the Company had $36,788 in cash and money market accounts (2024 - $26,634). Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the consolidated balance sheets at December 31, 2025 and 2024, consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and term loans, the carrying values of which approximate fair value due to their relatively short time to maturity or interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

Common Shares and Warrants

At December 31, 2025, the Company had 111 warrants with a weighted average strike price of $8.11 outstanding to purchase common shares that have a weighted average life of 1.68 years.

Research and Development Costs and Investment Tax Credits

Research costs, including employee compensation, laboratory fees, lab supplies, and research and testing performed under contract by third parties, are expensed as incurred. Development costs, including drug substance costs, clinical study expenses and regulatory expenses are expensed as incurred.

The Company conducts certain research and development activities under clinical trial and other research agreements with third parties and records expenses for these activities based on estimates of the work performed during the reporting period. In developing these estimates, the Company considers factors such as the terms of the underlying contracts, progress of patient visits and related clinical procedures, the achievement of contractual milestones, and data received from CROs and other service providers, and adjusts accruals as actual information becomes available.

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

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The Company’s trade receivables includes amounts billed to customers for product sales of PEDMARK®. In the U.S., the customers are a limited group of specialty distributors, and direct customers, and accordingly, the Company considers the risk of potential credit losses to be low. The Company also sells to a select group of global distributors. These global distributors are established companies and although the Company regards credit losses with these distributors to be low, it does recognize the increased potential for credit losses with this group.

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2025, and 2024, we maintained a full valuation allowance against our deferred tax assets.

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

Loss Per Share

Basic net loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted net loss per share was computed using the same method, except the weighted-average number of common shares outstanding included convertible debentures, performance share units, restricted share units, stock options and warrants, if dilutive, as determined using the if-converted and treasury stock methods. Accordingly, at December 31, 2025, warrants to purchase 0.1 million of our common shares, performance share units covering 0.3 million of our common shares, restricted share units to obtain 0.4 million of our common shares, and options to purchase 5.9 million of our common shares were excluded from the computation of diluted net loss per share because their inclusion would have been antidilutive. At December 31, 2024, warrants to purchase 0.2 million of our common shares, restricted share units to obtain 0.3 million of our common shares and options to purchase 5.9 million of our common shares were excluded from the computation of diluted net loss per share because their inclusion would have been antidilutive; there were no performance share units outstanding at that date.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for annual periods beginning the year ended December 31, 2025. The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis, and the adoption affected only the Company’s income tax disclosures and did not have an impact on its consolidated results of operations, financial position or cash flows.

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

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

In July 2025, the FASB issued ASU No. 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The guidance in ASU 2025-05 amends ASC Topic 326, Financial Instruments-Credit Losses, to provide a practical expedient to simplify estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The practical expedient, if elected, allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard is effective for annual fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. Entities that elect the practical expedient should apply the guidance prospectively. The Company is currently evaluating the impact that the adoption of ASU 2025-05 may have on its consolidated financial statements.

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

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(9,741)	$(436)

Denominator:
Weighted-average common shares, basic	28,577	27,294
Weighted-average common shares, diluted	28,577	27,294
Net loss per share, basic and diluted	$(0.34)	$(0.02)

The following outstanding options, restricted share units, and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2025	2024
Options to purchase common shares	5,853	5,855
Restricted share units to obtain common shares	387	324
Performance share units to purchase common shares	314	—
Warrants to purchase common shares	111	150

4.      Stock Options

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

In November 2025, we filed a registration statement on Form S-8 registering 8,500 shares of common stock for issuance under the Fennec Pharmaceuticals Inc. 2020 Equity Incentive Plan. These shares are intended to support future equity-based compensation awards.

The Company recognizes stock-based compensation expense for all share-based awards granted to employees and non-employees based on the fair value of the awards on the grant date.

A summary of the stock option transactions, U.S. dollar grants, for the years ended December 31, 2025 and 2024 is below. Unrecognized stock-based compensation at December 31, 2025 was $4,223 that will be recognized over a weighted-average service period of 1.69 years. There are no outstanding $CAD denominated options.

Summary of Option Activity

	Number of
	Options		Weighted
	(in thousands)	Range	Average
Outstanding and exercisable at December 31, 2023	4,798	$4.08-10.96	$6.27
Granted	1,825	4.23-7.29	5.84
Exercised	(342)	2.36-5.81	3.25
Forfeited	(426)	7.12-8.00	7.60
Outstanding and exercisable at December 31, 2024	5,855	2.36-8.00	6.22
Granted	658	6.50-9.11	7.33
Exercised	(401)	5.00-5.65	5.40
Forfeited	(259)	4.23-7.18	6.53
Outstanding and exercisable at December 31, 2025	5,853	$4.23-9.11	$6.38

Summary of Option Remaining Life

Number Outstanding and Exercisable at	Weighted Average Strike Price	Weighted Average
December 31, 2025	December 31, 2025	Remaining Life
(in thousands)	US Dollars	(years)
5,853	$6.38	6.19

Stock compensation expense for the years ended December 31, 2025, and 2024 was $7,033 and $5,061, respectively. These amounts have been included in general and administrative expenses for the respective periods. The weighted average fair value per share of options granted during the years ended December 31, 2025, and 2024 was $7.33 and $4.55, respectively. The intrinsic value (being the difference between the share price at December 31, 2025 and exercise price) of stock options exercisable at December 31, 2025 was $6,988. The intrinsic value of options exercised during the year ended December 31, 2025, was $2,214.

The fair value of all options vested during the year ended December 31, 2025, was $3,041. The fair values of options granted in years ended December 31, 2025 and 2024 were estimated on the date the options were granted based on the

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Black-Scholes option-pricing model, using the following weighted average assumptions for all options with a ten-year expiration:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Expected dividend	-%	-%
Risk-free interest rate	3.83 - 4.19%	3.64 - 5.15%
Expected volatility	71.04 - 161.67%	55.00 - 162.00%
Expected life	1.50 - 6.0 years	1.50 - 6.0 years

The Company uses the historical volatility and adjusts for available relevant market information pertaining to the Company’s share price.

Performance-Based Units

In May and August 2025, the Board of Directors approved PSU grants whereby vesting depends on certain revenue performance milestones during the year ended December 31, 2025. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The performance milestones were achieved for the year ended December 31, 2025. The expense of $2,387 was recognized for 2025.

During 2025, the Company granted a total of 320 performance units and 6 units were forfeited, resulting in 314 unvested performance units outstanding at December 31, 2025 with a weighted-average grant-date fair value of $7.46 per share.

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the years ended December 31, 2025, and 2024. Prior to June 2021, there was no activity involving RSUs. During the year ended December 31, 2025, 283 RSUs were awarded, 7 were forfeited and 213 were released from restriction. The Company recognized $1,697 in RSU expense for the year ended December 31, 2025, and $1,382 for the same period in 2024. Standard vesting of  RSUs is over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month. The Compensation Committee may also award RSUs with alternative vesting.

Number of Restricted
Summary of RSU Activity	Share Units (thousands)
Outstanding at December 31, 2023	218
Awarded	316
Forfeited	(180)
Released	(30)
Outstanding at December 31, 2024	324
Awarded	283
Forfeited	(7)
Released	(213)
Outstanding at December 31, 2025	387

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

As of December 31, 2025, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents and Processa common shares. The Company also had financial assets based on Level 2 inputs consisting of money market funds. During the year ended December 31, 2025, the Company did not have any transfers of financial assets between Levels 1 and 2.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at December 31, 2025 and December 31, 2024
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other		Significant
	Instruments				Observable Inputs		Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2025		2024		2025	2024	2025	2024	2025	2024
Assets
Cash and cash equivalents	$3,072	(1)	$2,020	(1)	$33,716	$24,614	—	—	$36,788	$26,634
Processa common shares	2	(2)	2		—	—	—	—	2	2
(1)	The Company held approximately, $3,072 in cash as of December 31, 2025, of which approximately $154 was in Canadian funds and $327 in Euro (both translated into U.S. dollars). As of December 31, 2024, the Company held approximately $2,020 in cash, of which approximately $110 was in Canadian funds and $245 in Euro (both translated into U.S. dollars).
(2)	The Company has 51 unrestricted common shares of Processa (Nasdaq: PCSA).

6.      Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of shares of no-par common shares.

Public Offering and Concurrent Private Placement

On November 17, 2025, the Company completed an underwritten public offering of 5,367 common shares, including 700 common shares issued upon the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $7.50 per share, for gross proceeds of approximately $40.25 million before deducting underwriting discounts and offering expenses. Concurrently, the Company completed a non-brokered private placement of common shares in Canada to certain existing institutional shareholders at a price of $7.50 per share, for aggregate gross proceeds of approximately $5.025 million before offering expenses. The Company used a substantial portion of the combined net proceeds from these

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

equity offerings to redeem all remaining outstanding senior secured convertible notes, with the balance intended for working capital and other general corporate purposes.

Warrants to Purchase Common Shares

At December 31, 2025, the Company had warrants outstanding to purchase 111 common shares at a weighted average exercise price of $8.11.

The following table summarizes our warrant activity for the years ended December 31, 2025 and 2024.

	Number of
	Warrants		Weighted
	(in thousands)	Range	Average
Outstanding and exercisable at December 31, 2023	$150	$7.71	$7.71
Granted	—	—	—
Outstanding and exercisable at December 31, 2024	$150	$7.71	$7.71
Exercised	(39)	6.80	6.80
Outstanding and exercisable at December 31, 2025	$111	$6.80-8.11	$8.11

7.      Commitments and Contingencies

Litigation

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

On July 14, 2025, the court granted the Motion to Consolidate Case No. 2:25-cv-05709 with Case No. 2:23-cv-00123.

On July 14, 2025, the court issued its Order on Claim Construction on two claim terms in dispute in the ‘793 Patent and ‘018 Patent, adopting our proposed constructions for both.

On August 25, 2025, the CIPLA entities filed an Answer and Counterclaims to the complaint, alleging that the ‘026 Patent was invalid, not infringed, and/or unenforceable.

On September 18, 2025, we filed an Answer to CIPLA’s Counterclaims.

On March 16, 2026, Fennec entered into an agreement with Cipla Limited and Cipla USA, Inc. to settle the litigation between them regarding Cipla’s application to FDA for approval to market a generic version of Fennec’s PEDMARK® (sodium thiosulfate injection) product.  See Fennec Pharmaceuticals Inc. v. Cipla Limited and Cipla USA, Inc., C.A. No. 2:23-cv-00123-JKS-MAH (D.N.J.).  Under the terms of the agreement, the lawsuit will be dismissed with each party bearing their own costs, and Cipla will not enter the market with its generic sodium thiosulfate product until September 1, 2033, or earlier under certain circumstances.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

Executive Severance

In the event of termination of Mr. Hackman's (Chief Executive Officer) employment with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to twelve months of salary (currently $586). In the event of termination of Mr. Andrade’s (Chief Financial Officer) employment with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to nine months of salary which is equivalent to $362. Further, certain other Executive Employment Agreements generally provide that if employment is terminated without “Cause” (as defined in the applicable Executive Employment Agreement) and other conditions are satisfied, then such executive officer shall receive as severance an amount equal to their then current base salary for a period of nine (9) months, less standard withholdings for tax and social security purposes.

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

On August 1, 2023, the Company entered into a second Office Service Agreement (the “Second Office Service Agreement”) with Regus to lease office space in Dublin, Ireland. Per  the terms of the Second Office Service Agreement, the monthly rent payments are  $2. The Company was required to pay a security deposit of $5, which is the equivalent of two months rent. The Second Office Service Agreement commenced on August 1, 2023 and terminated on January 31, 2025.

Employee Benefit Plan

In May 2021, the Company established the Fennec Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. As of December 31, 2025, the Company does not offer matching contributions.

8.      Term Loans

In August 2022, the Company entered into a Securities Purchase Agreement with Petrichor Opportunities Fund I LP providing for the issuance of up to $45,000 of senior secured floating-rate convertible notes due August 2027. Between August 2022 and December 2023, the Company issued an aggregate of $30,000 of Notes under this agreement.

In December 2024, the Company redeemed approximately $13,000 of Notes, including payment-in-kind interest.

On November 17, 2025, the Company redeemed all remaining outstanding Notes for an aggregate redemption price of approximately $21,729, including principal, accrued interest, and applicable redemption fees. The redemption was funded primarily using proceeds from the Company’s November 2025 public equity offering (Note 6).

As of December 31, 2025, no convertible notes were outstanding.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

9. Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Our income tax expense (benefit) is based on income (loss) from continuing operations before income taxes and reflects current and deferred tax expense (benefit) attributable to U.S. federal, state, and foreign jurisdictions. We adopted ASU 2023-09, Improvements to Income Tax Disclosures, on January 1, 2025 on a prospective basis. The adoption did not have an impact on our consolidated financial position or results of operations but resulted in expanded income tax disclosures. The Company operates in U.S., Canadian and Ireland tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective tax rate is as follows (in thousands except for percentage rates):

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Income (loss) from continuing operations before income taxes:
Domestic loss	$(14,327)	$(12,127)
Foreign income	4,692	12,056
Total Pretax Income (Loss) From Continuing Operations	$(9,635)	$(71)

The provision for income taxes consists of the following (in thousands):

Current income tax expense
Federal	—	—
Provincial, local and other	—	—
Foreign	106	365

Deferred income tax expense
Federal	—	—
Provincial, local and other	—	—
Foreign	—	—

Provision for income taxes	$106	$365

The Canadian statutory income tax rate of 26.5 percent is comprised of federal income tax at approximately 15.0 percent and provincial income tax at approximately 11.5 percent.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

A reconciliation of the combined Canadian federal and provincial income tax rate to our effective tax rate for the year ended December 31, 2025 is as follows:

	Year Ended
	December 31,
	2025
	Amount	Percent
Loss before income taxes	$(9,635)

Federal Statutory Tax Rate and Tax Expense (1)	(1,515)	15.00%

Provincial Tax (2)	(17)	0.18

Foreign Tax Effects
US
Foreign Rate Differential	275	(2.91)
US State Tax	61	(0.65)
Non-deductible meals and entertainment	77	(0.82)
Valuation allowance	(987)	10.43

Effect of Cross-Border Tax Laws
Domestic taxes on foreign earnings	118	(1.25)

Tax Credits	39	(0.41)

Non-taxable or Non-deductible Items
Stock Compensation	1,055	(11.14)

Valuation allowance	1,008	(9.64)

Other	(8)	(0.08)
Provision for income taxes	$106	1.12%

(1) Represents the Canadian federal statutory income tax rate.
(2) Provincial taxes in Ontario comprised the majority of the tax effect in this category.

A reconciliation of the Canadian federal statutory income tax rates to our effective tax rate for the years ended December 31, 2024 is as follows:

Year Ended
December 31,
2024
Domestic loss	$(12,127)
Foreign income	12,056
Loss before income taxes	$(71)

Income (loss) before income taxes
Statutory tax rate	26.50%
Expected provision for (recovery of) income tax	(19)
Permanent differences	1,629
Change in valuation allowance	20,059
Effect of tax rate changes and other	(22,034)
Provision for income taxes	$(365)

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

The primary temporary differences which gave rise to future income taxes (recovery) at December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024
Future tax assets:
SR&ED expenditures	$2,086	$2,086
Income tax loss carryforwards	14,896	13,219
Non-refundable investment tax credits	158	197
Share issue costs	22	38
Fixed and intangible assets	24,244	30,750
Debt discount	64	27
Other	5,064	6,067
Gross future tax assets	46,534	52,384
Less: valuation allowance	(46,508)	(52,358)
Net future tax assets	$26	$26

Future tax liabilities:
Investments	(26)	(26)
Gross future tax liabilities	$(26)	$(26)
Total deferred tax assets, net	-	-

For 2025, cash paid for income taxes, net of refunds received, was $418, all of which related to foreign income taxes in the United States; we did not pay any federal, provincial, or other foreign income taxes during the year.

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

In December 2017, in accordance with the SEC Staff Accounting Bulletin (“SAB”) 118– Income Tax Accounting Implications of the TCJA, the Company recorded tax effects on a provisional basis based on a reasonable estimate. The TCJA did not have a material impact on the Company's financial statements because its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any offshore earnings from which to record the mandatory transition tax. During 2018, the Company completed its analysis under SAB 118 and no additional tax effects due to rate-remeasurement were required to be recorded.

There are no current income taxes owed, but the Norgine deal will cause the Company to be closer to using its historical tax losses. Once those losses are used up, the Company will owe income taxes. As of December 31, 2025, the Company

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carry-forwards and non-refundable investment tax credits. The unclaimed amounts and their expiry dates are as listed below:

		Province/
	Federal	State
SR&ED expenditures (no expiry)	$7,872	$—
Income tax loss carryforwards (expiry date):
2026	65,204	789,105
2027	20,150	651,278
2028	16,977	655,415
2029	650	616,910
2030	358	941,126
2031	—	1,013,499
2032	730	1,637,844
2033	365	2,159,126
2034	160	3,737,889
2035	805	9,215,474
2036	578	8,214,367
2037	—	1,298,877
2038	—	208,948
2039	—	—
2040	—	334,363
2041	2,894,601	—
2042	6,191,851	—
2043	6,455,938	—
2044	—	—
2045	499,093
No expiration	36,833,705	—
Investment tax credits (expiry date):
2025	82	—
2026	86	—
2027	47	—

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

The Company evaluated the Agreement under ASC 606 and concluded that Norgine represents a customer in the transaction.  There were two performance obligations: a license of functional IP and a material right for future supply. The Company will allocate the transaction price, including currently unrecognized variable consideration, to the two performance obligations based on estimated standalone selling price, which was estimated using projected cash flows. The initial transaction price consisted of the non-refundable upfront payment, a portion of which was allocated to and recognized as License Revenue in the first quarter of 2024 as the requirements for revenue recognition under ASC 606 were met. The portion of the transaction price associated with the material right is deferred and reflected as deferred revenue in the consolidated balance sheets. Deferred revenue associated with the material right is recognized as contract liabilities under the supply arrangement are made. The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue or deferred as part of the material right in the period when the related sales threshold is met. All other milestones will be recognized as revenue or deferred as part of the material right immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized as revenue or deferred as part of the material right when the related sales occur. For year ended December 31, 2025, the Company recognized $426 of royalty revenue and did not recognize any milestone revenue payments from Norgine sales of PEDMARQSI® pursuant to the Agreement.

In conjunction with entering into the Agreement, the Company paid approximately $1,700 in incremental costs, which were capitalized and recorded within other non-current assets.  The Company amortizes the asset over the period of expected benefit using a systematic basis that reflects the pattern of transfer to the customer. A portion that represents the license was recognized immediately and is recorded within selling and marketing expense in the consolidated statements of operations. As of December 31, 2025, $717 in incremental cost was capitalized.

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

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

12. Subsequent Events

On March 16, 2026, the Company entered into a settlement agreement with Cipla Limited and Cipla USA, Inc. (together, “Cipla”) to resolve the litigation relating to Cipla’s application to the U.S. Food and Drug Administration (“FDA”) for approval to market a generic version of PEDMARK® (sodium thiosulfate injection), captioned Fennec Pharmaceuticals Inc. v. Cipla Limited and Cipla USA, Inc., C.A. No. 2:23-cv-00123-JKS-MAH (D.N.J.). Under the terms of the settlement, the lawsuit will be dismissed with each party bearing its own costs, and Cipla has agreed not to enter the market with its generic sodium thiosulfate product until September 1, 2033, or earlier under certain specified circumstances.

The settlement was entered into subsequent to December 31, 2025, and did not exist at that date. Accordingly, the settlement has been accounted for as a non-recognized subsequent event and no adjustments have been made to the consolidated financial statements as of and for the year ended December 31, 2025.

There were no other subsequent events that required adjustment to or disclosure in the accompanying financial statements.