Form 10-Q
period 2026-03-31
FENNEC PHARMACEUTICALS INC.
filed 2026-05-14
CIK 1211583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 34,737,030 common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

(Unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$40,179	$36,788
Accounts receivable, net	18,762	23,221
Prepaid expenses	3,461	3,738
Inventory	1,856	1,565
Other current assets	2,622	1,731
Total current assets	66,880	67,043

Non-current assets
Non-current accounts receivable, net	4,251	2,791
Other non-current assets, net of amortization	691	717
Total non-current assets	4,942	3,508
Total assets	$71,822	$70,551

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,281	$4,635
Accrued liabilities	3,057	5,635
Contract liability-current	248	248
Total current liabilities	9,586	10,518

Long-term liabilities
Contract liability - long-term	24,561	24,561
Total long-term liabilities	24,561	24,561
Total liabilities	34,147	35,079

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, no par value; unlimited shares authorized; 34,541 shares issued and outstanding (2025 - 34,163)	191,229	189,906
Additional paid-in capital	74,424	73,745
Accumulated deficit	(229,221)	(229,422)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	37,675	35,472
Total liabilities and stockholders’ equity	$71,822	$70,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025

Revenue
PEDMARK product sales, net	$15,108	$8,751

Operating expenses:
Cost of product sales	570	373
Research and development	49	94
Selling and marketing	11,422	3,227
General and administrative	3,186	5,865

Total operating expenses	15,227	9,559
Loss from operations	(119)	(808)

Other (expense)/income
Unrealized foreign exchange (loss)/gain	(12)	13
Amortization expense	—	(13)
Unrealized loss on securities	—	(1)
Interest income	339	236
Interest expense	(7)	(592)
Total other income/(expense)	320	(357)

Net income/(loss)	$201	$(1,165)

Basic net income/(loss) per common share	$0.01	$(0.04)
Diluted net income/(loss) per common share	$0.01	$(0.04)
Weighted-average number of common shares outstanding basic	34,336	27,578
Weighted-average number of common shares outstanding diluted	35,548	27,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity / (Deficit)

Three Months Ended March 31, 2026 and 2025

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2025	34,163	$189,906	$73,745	$(229,422)	$1,243	$35,472
Equity-based compensation - employees	—	—	990	—	—	990
Stock option exercise	264	1,323	—	—	—	1,323
Restricted and performance stock release	114	—	(311)	—	—	(311)
Net income	—	—	—	201	—	201
Balance at March 31, 2026	34,541	$191,229	$74,424	$(229,221)	$1,243	$37,675

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance at December 31, 2024	27,527	$145,608	$66,958	$(219,681)	$1,243	$(5,872)
Equity-based compensation - employees	—	—	798	—	—	798
Stock option exercise	55	371	—	—	—	371
Restricted stock release	12	—	(12)	—	—	(12)
Net loss	—	—	—	(1,165)	—	(1,165)
Balance at March 31, 2025	27,594	$145,979	$67,744	$(220,846)	$1,243	$(5,880)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025

Cash flows provided by/(used in):
Operating activities:
Net income/(loss)	$201	$(1,165)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Allowance for credit losses	(53)	79
Amortization of Norgine asset	26	26
Amortization of debt discount	—	13
Unrealized loss on securities	—	1
Stock-based compensation - employees	990	798
Changes in operating assets and liabilities:
Accounts receivable	4,512	(5,277)
Prepaid expenses	277	636
Inventory	(291)	(344)
Other current assets	(891)	(537)
Other non-current assets	(1,460)	—
Accounts payable	1,646	2,039
Accrued liabilities	(2,578)	(585)
Contract liability - current	—	(2)
Net cash provided by/(used in) operating activities	2,379	(4,318)

Financing activities:
Issuance of shares, options exercise	1,323	371
Cash paid for taxes on restricted/performance share release	(311)	(12)
Net cash provided by financing activities	1,012	359

Increase/(decrease) in cash and cash equivalents	3,391	(3,959)
Cash and cash equivalents - Beginning of period	36,788	26,634
Cash and cash equivalents - End of period	$40,179	$22,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

.

Fennec Pharmaceuticals Inc.

Notes to the Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.      Nature of Business and Liquidity

Fennec Pharmaceuticals Inc., a corporation existing under the laws of British Columbia  (“Fennec,” “the Company,” “we,” “us,” or “our”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian corporation, and Fennec Pharmaceuticals (EU) Limited, an Ireland company (“Fennec Limited”), collectively referred to herein as the “Company,” is a biopharmaceutical company focused on the commercialization of PEDMARK®, which is approved by the U.S. Food and Drug Administration to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements, and these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s accounting policies are consistent with those presented in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026, the Company had cash and cash equivalents of $40,179, an accumulated deficit of $229,221 and total stockholders’ equity of $37,675. For the three months ended March 31, 2026, the Company reported loss from operations of $119, net income of $201 and net cash provided by operating activities of $2,379. The Company believes that its existing cash and cash equivalents, together with expected revenues from operations, will be sufficient to fund its operating plan for at least the next twelve months from the issuance date of these unaudited interim condensed consolidated financial statements.

2.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are the responsibility of the Company’s management. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include revenue recognition and related reserves for variable consideration, allowance for credit losses on trade receivables, measurement of stock-based compensation and estimates of the

Company’s capital requirements over at least the next twelve months from the date of issuance of the condensed consolidated financial statements. Actual results could differ materially from those estimates.

Credit Losses

The Company estimates and records a provision for expected credit losses related to its trade receivables. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors and other industry-specific factors, as well as forward-looking information, when evaluating expected credit losses. To determine the provision for credit losses for accounts receivable, the Company disaggregates its receivables by class of customer because the risk profile of its customers may vary based on characteristics such as credit history, past payment history and geography. Each class of customer is analyzed individually for estimated credit losses, and specific allowance amounts are established, when appropriate, based on a review of outstanding invoices for customers with a higher probability of default.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment, which is the commercialization of PEDMARK, and its employees support only one operating segment.

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

Product Sales Discounts and Allowances

The Company records U.S. based revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-

pay assistance, returns and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the sales of its products. These reserves are based on the amounts to be claimed on the related sales and are classified as a contra-asset or a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, forecasted Customer buying and payment patterns, and the Company’s historical experience that will develop over time as PEDMARK® is the Company’s first commercial product. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

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

The following table summarizes net product revenues for PEDMARK® in the United States earned in the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended
	March 31,	March 31,
In thousands	2026	2025
Product revenues:
Gross product revenues	$15,867	$10,812
Discounts and allowances	(759)	(2,061)
Net product revenues	$15,108	$8,751

For the three months ended March 31, 2026 and 2025, the Company had four distributors that each represented more than 10% of net sales.

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the three months ended March 31, 2026, was as follows:

	Chargebacks,	Rebates, Customer
	Discounts for	Fees/Credits
	Prompt pay and	and Co-Pay
In thousands	Other allowances	Assistance	Totals
Balance at December 31, 2025	$477	$1,423	$1,900
Provision related to sales made in:
Current period	577	712	1,289
Prior periods	—	—	—
Payments and customer credits issued	(824)	(1,196)	(2,020)
Balance at March 31, 2026	$230	$939	$1,169

The allowances for chargebacks, fees due to customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying consolidated balance sheets.

Trade Receivables

The Company records gross trade receivables at the time of product sale to its customers, both specialty and other select global distributors. Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated with each customer, and the current condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer. For customers that are large specialty distributors, the Company considered the risk of potential credit losses to be low. Sales to other select global distributors have increased potential for losses. The Company evaluates the risk of credit losses on sales on an individual basis using the above-mentioned criteria. Accounts receivable that are expected to be received past 12 months are recorded as non-current accounts receivable. The Company has determined any financing component of non-current receivables to be immaterial. The Company had a balance in allowance for credit losses of $5,986 as of March 31, 2026.

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s product. As of March 31, 2026, the Company capitalized $1,856 of costs as inventory on the condensed consolidated balance sheet. Of the items capitalized, $1,769 was capitalized as work in process and raw materials, and $87 was capitalized as finished goods.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. As of March 31, 2026, the Company had $40,179 in cash, savings and money market accounts ($36,788 at December 31, 2025). Money market investments typically have minimal risks. While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at March 31, 2026 and December 31, 2025 consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying values of which approximate fair value due to their relatively short time to maturity or interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

The Company’s trade receivables includes amounts billed to Customers for product sales of PEDMARK®. In the U.S., the customers are a limited group of specialty distributors and direct customers, and accordingly, the Company considers the risk of potential credit losses to be low. The Company also sells to a select group of global distributors. These global distributors are established companies and although the Company regards credit losses with these distributors to be low, it does recognize the potential for credit losses with this group.

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of March 31, 2026, we maintained a full valuation allowance against our deferred tax assets.

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

Income/(Loss) per Share

Basic net income/(loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net income/(loss) per share is computed using the same method, except the weighted average number of common shares outstanding includes stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods.

Reclassifications

Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, certain equity-based compensation costs previously classified within general and administrative expenses have been reclassified to selling and marketing expenses. These reclassifications had no effect on previously reported net loss or stockholders' equity.

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces optional practical expedients intended to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2025-05 are intended to reduce complexity in applying the current expected credit loss model to short-term receivables and contract assets while maintaining decision-useful information for financial statement users. The Company adopted this amended standard in the first quarter of 2026 and such adoption did not have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Reporting. This ASU clarifies the applicability of interim reporting guidance, improves the navigability of Topic 270, identifies interim disclosure requirements included in other Topics of the Accounting Standards Codification, and establishes a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on an entity. The amendments in ASU 2025-11 are not intended to fundamentally expand or reduce existing interim disclosure requirements, but rather to improve clarity and consistency in the application of interim reporting guidance. The Company is currently assessing the effect of this guidance on its interim disclosures and presentation. The Company does not currently expect the adoption of this standard to have a material impact on its condensed consolidated financial statements other than potential additional or clarified interim disclosure requirements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 includes technical corrections, clarifications, and other minor improvements to various Topics within the Accounting Standards Codification. The Company is currently evaluating the effect of this guidance on its consolidated financial statements and related disclosures. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

Other than the pronouncements discussed above, the Company reviewed other recently issued accounting standards and concluded that they are either not applicable to its business or are not expected to have a material impact on its condensed consolidated financial statements or related disclosures.

3.    Income/(Loss) per Share

Income/(loss) per common share is presented under two formats: basic income/(loss) per common share and diluted income/(loss) per common share. Basic income/(loss) per common share is computed by dividing net income/(loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income/(loss) per common share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the period, plus the potentially dilutive impact of common share equivalents (e.g., stock options, restricted share units and warrants). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise or settlement of stock options, restricted share units and warrants. The following table sets forth the computation of basic and diluted net income/(loss) per share (in thousands except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income/(loss)	$201	$(1,165)

Denominator:
Weighted-average common shares, basic	34,336	27,578
Dilutive effect of stock options	1,056	—
Dilutive effect of restricted share units	156	—
Incremental dilutive shares	1,212	—
Weighted-average common shares, diluted	35,548	27,578
Net income/(loss) per share basic	$0.01	$(0.04)
Net income/(loss) per share diluted	$0.01	$(0.04)

For the three months ended March 31, 2026, the Company reported net income and therefore included the effect of dilutive common share equivalents to the extent they were dilutive. For the three months ended March 31, 2025, the Company reported a net loss and, accordingly, all potentially dilutive securities were excluded from diluted net loss per share because their inclusion would have been anti-dilutive.

The following outstanding options and warrants were excluded from the computation of basic and diluted net income/(loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	March 31,
	2026	2025
Options to purchase common shares	6,173	5,857
Convertible debt to purchase common shares	—	3,761
Restricted share units to purchase common shares	252	589
Warrants to purchase common shares	111	150

4.    Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three months ended March 31, 2026, there were no warrants issued or exercised. Outstanding warrants had a weighted average life of 1.43 years on March 31, 2026. The following tables detail the Company’s warrant activity for the three months ended March 31, 2026:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price
Outstanding December 31, 2025	111	$8.11
Issued	—	—
Outstanding March 31, 2026	111	$8.11

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

The Company recognizes stock-based compensation expense for all share-based awards granted to employees and non-employees based on the fair value of the awards on the grant date. The following table summarizes stock-based compensation expense related to equity awards:

	Three Months Ended March 31,
	2026	2025
Employee equity expense recognized	$990	$798
Total equity expense recognized	$990	$798

Stock Option Activity

The following is a summary of option activity for the three months ended March 31, 2026, and 2025.

	Number of	Weighted-Average
	Options (thousands)	Exercise Price
Outstanding at December 31, 2025	5,853	$6.38
Granted	1,640	5.77
Exercised	(264)	5.01
Outstanding at March 31, 2026	7,229	$6.29

Of the 7,229 options granted and outstanding at March 31, 2026, 4,617 are fully vested and exercisable.

The value of options issued was estimated using the Black-Scholes option pricing model using the assumptions in the table below. The expected volatility was determined using historical volatility of our stock based on the expected term of the award.

	Valuation Assumptions
Black-Scholes Model Assumptions	March 31, 2026
Expected dividend	-%
Risk free rate	4.07%
Expected volatility	64%
Expected life	6	years

Performance-Based Units

In May and August 2025, the Board of Directors approved grants of performance-based restricted share units (“PSUs”) that vest based on the achievement of specified revenue performance milestones for 2025, and the related compensation cost was fully recognized in 2025. During the three months ended March 31, 2026, no additional PSUs were granted, and certain PSUs vested and were released in accordance with the original terms of the awards.

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the three months ended March 31, 2026, and 2025. The Company recognized $384 in RSU expense for the three months ended March 31, 2026, and $255 for the same period in 2025. Standard vesting of  RSUs is over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month. The Compensation Committee may also award RSUs with alternative vesting.

Number of Restricted
Awards Current Year	Share Units (thousands)
Outstanding at December 31, 2025	630
Awarded	—
Released	(118)
Forfeited	—
Outstanding at March 31, 2026	512

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

Level 2: Observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

Level 3: Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its Processa Pharmaceuticals, Inc. (“Processa”) common shares using quoted market prices in active markets.

As of March 31, 2026, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents and had financial assets based on Level 2 inputs consisting of Processa common shares. During the three months ended March 31, 2026, the Company did not have any transfers of financial assets between Levels 1 and 2.

	Fair Value Measurement at March 31, 2026 and December 31, 2025
	(in thousands)
	Quoted Price in Active
	Market for Identical			Significant Other			Significant
	Instruments			Observable Inputs			Unobservable Inputs
	Level 1			Level 2			Level 3		Total
	2026		2025		2026	2025	2026	2025	2026	2025
Assets
Cash and cash equivalents	$3,553	(1)	$3,072	(1)	$36,626	$33,716	$-	$-	$40,179	$36,788
Processa common shares	$2	(2)	$2	(2)	$-	$-	$-	$-	$2	$2
(1)

The Company held approximately $3,553 in cash as of March 31, 2026, of which approximately $438 was held in foreign currencies (translated into U.S. dollars). As of December 31, 2025, the Company held approximately $3,072 in cash of which approximately $481 was in foreign currencies (translated into U.S. dollars).

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

Under the Food, Drug, and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended, after receipt of a valid Paragraph IV notice, the Company may bring a patent infringement suit in a federal district court against CIPLA within 45 days from the receipt of the Notice Letter and if such a suit is commenced within the 45-day period, the Company is entitled to a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference PEDMARK. In addition to the 30-month stay, because we have received Orphan Drug Exclusivity, the FDA may not approve CIPLA’s ANDA for at least 7 years from PEDMARK’s FDA approval date of September 20, 2022, which is September 20, 2029. In addition, PEDMARK® has received orphan drug exclusivity in the United States.

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

On June 13, 2024, the Company filed a motion for leave to file a third amended complaint to focus the ANDA litigation against CIPLA on the ’018 Patent and the ’793 Patent only. On July 30, 2024, the court granted leave to file the third amended complaint, which the Company filed on September 16, 2024. In connection with the third amended complaint, the Company entered into a covenant not to sue CIPLA on the U.S. ’363, ’728, ’984, ’530 and ’604 patents, subject to the limitation that the covenant does not apply to the extent CIPLA alters the product or formulation described in its ANDA.

On March 16, 2026, the Company announced that it had entered into a settlement and license agreement with Cipla Limited and Cipla USA, Inc. resolving the litigation. Under the terms of the agreement, the lawsuit will be dismissed with each party bearing its own costs, and CIPLA will not enter the U.S. market with its generic sodium thiosulfate product until September 1, 2033, or earlier under certain specified circumstances.

Executive Severance

In the event of termination of Mr. Hackman's (Chief Executive Officer) employment with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to twelve months of salary (currently $615). In the event of termination of Mr. Andrade’s (Chief Financial Officer) employment with the Company other than for cause, the Company will be obligated to pay him a one-time severance payment equal to nine months of salary which is equivalent to $361. Further, certain other Executive Employment Agreements generally provide that if employment is terminated without “Cause” (as defined in the applicable Executive Employment Agreement) and other conditions are satisfied, then such executive officer shall receive as severance an amount equal to their then current base salary for a period of nine (9) months, less standard withholdings for tax and social security purposes.

Leases

The Company has an operating lease in Research Triangle Park, North Carolina utilizing a small space within a commercial building. The operating lease has payments of $0.4 per month with no scheduled increases. This operating lease is terminable with 30 days’ notice and has no penalties or contingent payments due.

On January 23, 2020, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space in Hoboken, New Jersey. Per the terms of the Office Service Agreement, the monthly rent payments are $1. The Company was required to pay a security deposit of $2, which is the equivalent to two months of rent. The Office Service Agreement commenced on January 27, 2020, and terminated on July 31, 2020, thereafter the lease has been continuing on a month-to-month basis with either party being able to terminate the agreement by providing one month‘s advance written notice of termination.

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

Because the Company’s lease arrangements are short-term or month-to-month in nature, no operating lease liability was recorded on the condensed consolidated balance sheets as of March 31, 2026 or December 31, 2025.

Employee Benefit Plan

In May 2021, the Company established the Fennec Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. As of March 31, 2026, the Company does not offer matching contributions.

7.   License Agreement

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

The Company evaluated the Agreement under ASC 606 and concluded that Norgine is a customer in the arrangement. The Company identified two performance obligations under the Agreement: a license of functional intellectual property and a material right for future supply. A portion of the non-refundable upfront payment was allocated to the license and recognized as license revenue in 2024, and the portion associated with the material right was deferred and is reflected as contract liabilities in the condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, contract liabilities related to the Agreement were $24,809 and $24,809, respectively, consisting of $248 classified as current and $24,561 classified as long-term. For the three months ended March 31, 2026, the Company did not recognize any milestone or royalty revenue under the Agreement.

In conjunction with entering into the Agreement, the Company paid approximately $1,700 in incremental costs, which were capitalized and recorded within other non-current assets.  The Company amortizes the asset over the period of expected benefit using a systematic basis that reflects the pattern of transfer to Norgine. A portion that represents the license was recognized immediately and is recorded within selling and marketing expense in the consolidated statements of operations. As of March 31, 2026, $691 in incremental cost was capitalized.

8. Segment Reporting

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company operates as a single operating and reportable segment focused on the commercialization of PEDMARK®/PEDMARQSI®.

The Company’s CODM is its Chief Executive Officer. The CODM reviews consolidated net income (loss) to assess performance, make operating decisions and allocate resources. This measure is reported on the condensed consolidated statements of operations.

The accounting policies of the operating segment are the same as those described in Note 2, Significant Accounting Policies. Segment assets are reported on the condensed consolidated balance sheets as total assets. The CODM also reviews significant expense categories, which are presented on the condensed consolidated statements of operations, including cost of product sales, research and development, selling and marketing, and general and administrative expenses.

9. Subsequent Events

Management has evaluated subsequent events through the date of this filing and concluded there are no events of significance which require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Caution Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026 (the “Annual Report”) and our unaudited interim condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q (the “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to the Company’s plans and strategy for its business, includes forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. As a result of many factors, including those factors set forth in Part I, Item 1A of the Annual Report under the heading “Risk Factors”, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, and the condensed consolidated financial statements and accompanying notes included elsewhere in this report.

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

In the United States, we sell our product through an experienced field force including Territory Managers and we utilize medical science liaisons within our medical team who help educate the medical communities and patients about CIO and our programs supporting patient access to PEDMARK®.

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

On March 16, 2026, we announced that we had entered into a settlement and license agreement with Cipla Limited and Cipla USA, Inc. resolving the PEDMARK® patent litigation pending in the United States District Court for the District of New Jersey. Under the terms of the agreement, the lawsuit will be dismissed with each party bearing its own costs, and Cipla will not enter the U.S. market with its generic sodium thiosulfate product until September 1, 2033, or earlier under certain specified circumstances. We believe this settlement, together with our existing patent and regulatory protections, provides additional visibility into the long-term exclusivity profile of PEDMARK® in the United States.

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

Published literature has linked treatment-related hearing loss to impairments in speech and language development, reduced academic performance, challenges in social-emotional development, and enduring impacts on educational attainment, vocational opportunities, and independent living. Additionally, published research indicates that severe to profound early-onset hearing loss can impose a substantial lifetime economic burden, with per-individual costs estimated at approximately $489 and potentially exceeding $1,000 on an undiscounted basis, primarily due to lost productivity, educational expenses, and medical costs. These figures are derived from published literature regarding the disease burden of hearing loss and do not represent demonstrated health-economic outcomes specifically attributable to PEDMARK®.

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

Most recently, in 2025, Norgine launched PEDMARQSI® in Germany and the U.K with plans to launch in several additional markets in 2026.

Japan: STS-J01 Investigator-Initiated Trial and Registration Plans

In Japan, an independent investigator-initiated clinical trial, known as STS-J01, has been evaluating PEDMARK® for the prevention of CIO. In December 2025, we announced positive topline results from this trial that demonstrated use of PEDMARK® was associated with a significant reduction in the incidence of hearing loss compared to historically reported rates in patients receiving cisplatin alone, with no evidence of reduced antitumor activity and an approximate 95% clinical response rate. Based on these results, we are pursuing a regulatory registration strategy for PEDMARK® in Japan and are evaluating partnering or licensing opportunities in that market, similar to our model with Norgine in Europe. Discussions with potential partners and regulators are ongoing.

Investigator-Initiated Studies and Lifecycle Management

In addition to our pivotal pediatric studies (SIOPEL6 and COG ACCL0431), we support a number of investigator-initiated and other clinical studies designed to further characterize the use of PEDMARK® in additional tumor types and patient populations. For example, City of Hope, a U.S. cancer research and treatment organization, is conducting an investigator-

initiated clinical trial evaluating PEDMARK® in adult men with stage II–III metastatic testicular germ cell tumors receiving cisplatin-based chemotherapy. We also engage in medical affairs activities and data-generation initiatives to expand the clinical evidence base for PEDMARK®, including in AYA and adult populations.  In 2026, additional investigator-sponsored studies were initiated, including a real-world study at Tampa General Hospital Cancer Institute and a Phase I/II trial at the University of Arizona Cancer Center to evaluate PEDMARK® in AYA and adult patients receiving cisplatin-based chemotherapy. These studies are exploratory in nature, and PEDMARK® is not currently approved for use in metastatic cancers or adult populations outside of its labeled indication. Any potential label expansion will require additional clinical data and regulatory approvals.

Further, in April 2026, we announced that four abstracts evaluating PEDMARK® (sodium thiosulfate injection) were accepted as part of the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting program, taking place May 29-June 2, 2026 in Chicago, IL.

Results of Operations

Three months ended March 31, 2026 versus three months ended March 31, 2025:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	March 31, 2026%		March 31, 2025%		Change
PEDMARK product sales, net	$15,108		$8,751		$6,357

Operating expenses:
Cost of product sales	570	4%	373	4%	197
Research and development	49	0%	94	1%	(45)
Selling and marketing	11,422	75%	3,227	34%	8,195
General and administration	3,186	21%	5,865	61%	(2,679)
Total operating expense	15,227	100%	9,559	100%	5,668
Loss from operations	(119)		(808)		689

Unrealized loss on securities	—		(1)		1
Amortization expense	—		(13)		13
Interest expense	(7)		(592)		585
Unrealized foreign exchange loss	(12)		13		(25)
Interest income	339		236		103
Net income/(loss)	$201		$(1,165)		$1,366

●	The Company recorded net product sales of $15,108 in the first quarter of 2026 compared to $8,751 in 2025 as the Company increased market penetration and access for PEDMARK.
●	Research and development expense decreased by $45 for the three-month period ended March 31, 2026, as compared to the same period in 2025. Our research and development activities for this period consisted of costs associated with investigator initiated clinical trials and the global named patient program.
●	Selling and marketing expenses include distribution costs, logistics, shipping and insurance, advertising, wages commissions and out-of-pocket expenses. We recorded $11,422 in selling and marketing expenses for the three-month period ended March 31, 2026, as compared to $3,227 for 2025. The increase is largely related to the higher commercial headcount and related expenses to support the expansion of our sales organization to enhance coverage of the U.S. market as well as higher commercial headcount.
●	There was a $2,679 decrease in general and administrative expenses for the three-month period ended March 31, 2026 compared to 2025. The decrease was primarily due to lower legal and professional fees as litigation activities concluded.

●	Amortization expense decreased $13 for the three-month period ended March 31, 2026 as compared to the same period in 2025 reflecting completion of deferred financing costs related to Petrichor note.
●	Interest expense decreased by $585 for the three-month period ended March 31, 2026 compared to the same period in 2025. The decrease was primarily due to full repayment of the Petrichor convertible notes in the fourth quarter of 2025, which eliminated related interest and accretion in 2026.
●	Interest income increased in the three-month period ended March 31, 2026 as compared to the same period in 2025 by $103, driven by higher average cash balances on money market investments.

Liquidity and Capital Resources

	As at	As at
Selected Asset and Liability Data (thousands):	March 31, 2026	December 31, 2025
Cash and equivalents	$40,179	$36,788
Other current assets	26,701	30,255
Current liabilities	9,586	10,518
Working capital (1)	57,294	56,525
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	265,653	263,651
Accumulated deficit	(229,221)	(229,422)
Stockholders’ equity	37,675	35,472

●	There was a $3,391 net increase in cash and cash equivalents between March 31, 2026, and December 31, 2025. The increase was primarily driven by net cash provided by operating activities reflecting profitable operations and favorable working capital movements, and including the timing of working capital collections.
●	The decrease in other current assets of $3,554 between March 31, 2026, and December 31, 2025, primarily due to a decrease in accounts receivable as the Company collected outstanding balances, partially offset by modest increases in prepaid expenses and other current assets.
●	Current liabilities at March 31, 2026 decreased $932 compared to December 31, 2025 mainly reflecting lower accrued liabilities as prior-year accruals were settled.
●	Working capital increased by $769 between March 31, 2026, and December 31, 2025 driven by higher cash balance and reduction in current liabilities noted above.

The following table illustrates a summary of cash flows data for the three-month periods of March 31, 2026 and 2025:

Selected Cash Flow Data	Three Months Ended	Three Months Ended
(dollars and shares in thousands)	March 31, 2026	March 31, 2025
Net cash provided by/(used in) by operating activities	$2,379	$(4,318)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	1,012	359
Net cash flow	$3,391	$(3,959)

The net cash provided by operating activities for the three-month period ended March 31, 2026 was approximately $2,379 as compared to $4,318 net cash used in operating activities during the same period in 2025. The year-over-year improvement was primarily driven by the shift from a net loss of $1,165 to net income of $201 and a favorable swing in working capital, including a significant decrease in accounts receivable in 2026 versus a build-up of receivables in 2025.

Net cash provided by financing activities was $1,012 in 2026 versus $359 in 2025, driven mainly by higher proceeds from stock option exercises.

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

Outstanding Share Information

Our outstanding share data as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31,	December 31,
Outstanding Share Type	2026	2025	Change
Common shares	34,541	34,163	378
Warrants	111	111	—
RSU and PSU Awards	512	701	(189)
Stock options	7,229	5,853	1,376
Total	42,393	40,828	1,565

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. As of March 31, 2026, we had approximately $3,553 in our cash accounts and $36,626 in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. Actual results could differ from those estimates and such differences may be material to the financial statements in future periods.

There have been no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, which include, among others, revenue recognition (including variable consideration and contract liabilities), valuation of accounts receivable and related allowances, inventory valuation, stock-based compensation, and income taxes. A detailed description of these policies is included in Note 2, “Significant Accounting Policies,” to our audited consolidated financial statements in that Form 10-K and in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2026.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 16, 2026, the Company announced that it had entered into a settlement and license agreement with Cipla Limited and Cipla USA, Inc. resolving the litigation. Under the terms of the agreement, the lawsuit will be dismissed with each party bearing its own costs, and CIPLA will not enter the U.S. market with its generic sodium thiosulfate product until September 1, 2033, or earlier under certain specified circumstances.

Other than the foregoing, we are not currently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “PART I, Item 1A – Risk Factors.” You should carefully consider the risk factors discussed in our Annual Report, as well as other information in this Quarterly Report. Any of these risks could cause our business, financial condition, results of operations and future growth prospects to suffer. We are not aware of any material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulations S-K.

Press Release

On May 14, 2026, we issued a press release announcing our financial results for the quarter ended March 31, 2026. A copy of the news release is attached to this Quarterly Report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or

incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Fennec Pharmaceuticals Inc. 2026 Equity Inducement Plan (incorporated herein by reference to Schedule B to the Management Proxy Circular of the Company filed April 28, 2026).
31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Press Release for Quarter Ended March 31, 2026 (filed herewith).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: May 14, 2026	By:	/s/ Jeffrey Hackman
Jeffrey Hackman
Chief Executive Officer
(principal executive officer)

Date: May 14, 2026	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)