Form 10-Q
period 2026-06-30
FENNEC PHARMACEUTICALS INC.
filed 2026-08-13
CIK 1211583

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 35,067,159 of the registrant's common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

(Unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$41,249	$36,788
Accounts receivable, net	23,266	23,221
Prepaid expenses	3,635	3,738
Inventory	2,374	1,565
Other current assets	1,976	1,731
Total current assets	72,500	67,043

Non-current assets
Non-current accounts receivable, net	2,587	2,791
Other non-current assets, net of amortization	666	717
Total non-current assets	3,253	3,508
Total assets	$75,753	$70,551

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,516	$4,635
Accrued liabilities	3,696	5,635
Contract liability - current	3,182	248
Total current liabilities	12,394	10,518

Long-term liabilities
Contract liability - long-term	20,917	24,561
Total long-term liabilities	20,917	24,561
Total liabilities	33,311	35,079

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, no par value; unlimited shares authorized; 35,034 shares issued and outstanding (2025 ‑34,163)	193,190	189,906
Additional paid-in capital	75,257	73,745
Accumulated deficit	(227,248)	(229,422)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	42,442	35,472
Total liabilities and stockholders’ equity	$75,753	$70,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Revenue
PEDMARK product sales, net	$17,164	$9,652	$32,272	$18,403
Other revenue	710	—	710	—
Total revenue	17,874	9,652	32,982	18,403

Operating expenses:
Cost of product sales	721	967	1,291	1,340
Research and development	118	107	167	201
Selling and marketing	10,659	4,784	22,081	8,011
General and administrative	4,639	6,526	7,825	12,391

Total operating expenses	(16,137)	(12,384)	(31,364)	(21,943)
Income/(loss) from operations	1,737	(2,732)	1,618	(3,540)

Other (expense)/income
Unrealized foreign exchange (loss)/gain	(6)	17	(18)	30
Amortization expense	—	(13)	—	(26)
Unrealized loss on securities	—	(1)	—	(2)
Interest income	287	171	626	407
Interest expense	(3)	(594)	(10)	(1,186)
Total other income/(expense)	278	(420)	598	(777)
Income/(loss) before provision for income taxes	2,015	(3,152)	2,216	(4,317)
Provision for income taxes	42	—	42	—
Net income/(loss)	$1,973	$(3,152)	$2,174	$(4,317)

Basic net income/(loss) per common share	$0.06	$(0.11)	$0.06	$(0.16)
Diluted net income/(loss) per common share	$0.05	$(0.11)	$0.06	$(0.16)
Weighted-average number of common shares outstanding basic	34,545	27,664	34,596	27,621
Weighted-average number of common shares outstanding diluted	36,430	27,664	37,410	27,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three and Six Months Ended June 30, 2026, and 2025

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (deficit)
Balance at December 31, 2025	34,163	$189,906	$73,745	$(229,422)	$1,243	$35,472
Equity-based compensation	—	—	990	—	—	990
Stock option exercise	264	1,323	—	—	—	1,323
Restricted and performance stock release	114	—	(311)	—	—	(311)
Net income	—	—	—	201	—	201
Balance at March 31, 2026	34,541	191,229	74,424	(229,221)	1,243	$37,675
Equity-based compensation	—	—	1,710	—	—	1,710
Employee stock purchase plan	—	—	64	—	—	64
Stock option exercise	319	1,961	—	—	—	1,961
Restricted and performance stock release	174	—	(941)	—	—	(941)
Net income	—	—	—	1,973	—	1,973
Balance at June 30, 2026	35,034	$193,190	$75,257	$(227,248)	$1,243	$42,442

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance at December 31, 2024	27,527	$145,608	$66,958	$(219,681)	$1,243	$(5,872)
Equity-based compensation	—	—	798	—	—	798
Stock option exercise	55	371	—	—	—	371
Restricted stock release	12	—	(12)	—	—	(12)
Net loss	—	—	—	(1,165)	—	(1,165)
Balance at March 31, 2025	27,594	145,979	67,744	(220,846)	1,243	(5,880)
Equity-based compensation	—	—	1,494	—	—	1,494
Stock option exercise	52	186	—	—	—	186
Restricted stock release	87	—	(111)	—	—	(111)
Net loss	—	—	—	(3,152)	—	(3,152)
Balance at June 30, 2025	27,733	$146,165	$69,127	$(223,998)	$1,243	$(7,463)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2026	2025

Cash flows provided by/(used in):
Operating activities:
Net income/(loss)	$2,174	$(4,317)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Allowance for credit losses	(340)	1,222
Amortization of Norgine asset	51	51
Amortization of debt discount	—	26
Unrealized loss on securities	—	2
Stock-based compensation	2,764	2,292
Changes in operating assets and liabilities:
Accounts receivable	295	(5,542)
Prepaid expenses	103	(1,659)
Inventory	(809)	(1,141)
Other current assets	(245)	(435)
Other non-current assets	204	—
Accounts payable	881	2,700
Accrued liabilities	(1,939)	(1,203)
Contract liability	(710)	—
Net cash provided by/(used in) operating activities	2,429	(8,004)

Financing activities:
Issuance of shares, options exercise	3,284	186
Cash paid for taxes on restricted share release	(1,252)	(111)
Net cash provided by financing activities	2,032	75

Increase/(decrease) in cash and cash equivalents	4,461	(7,929)
Cash and cash equivalents - Beginning of period	36,788	26,634
Cash and cash equivalents - End of period	$41,249	$18,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(U.S. dollars and shares in thousands, except per share information)

1.      Nature of Business and Liquidity

Fennec Pharmaceuticals Inc., a corporation existing under the laws of British Columbia  (“Fennec,” “the Company,” “we,” “us,” or “our”) was originally formed as a British Columbia corporation under the name Adherex Technologies Inc. and subsequently changed its name on September 3, 2014. Fennec, together with its wholly owned subsidiaries Oxiquant, Inc. and Fennec Pharmaceuticals, Inc., both Delaware corporations, Cadherin Biomedical Inc., a Canadian corporation, and Fennec Pharmaceuticals (EU) Limited, an Ireland company (“Fennec Limited”), collectively referred to herein as the “Company,” is a biopharmaceutical company focused on the commercialization of PEDMARK®, which is approved by the U.S. Food and Drug Administration, the European Medicines Agency (“EMA”), and the Medicines and Healthcare products Regulatory Agency (“MHRA”) to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. With the exception of Fennec Pharmaceuticals, Inc., all subsidiaries are inactive.

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

As of June 30, 2026, the Company had cash and cash equivalents of $41,249, an accumulated deficit of $227,248 and total stockholders’ equity of $42,442. For the six months ended June 30, 2026, the Company reported income from operations of $1,618, net income of $2,174 and net cash provided by operating activities of $2,429. The Company believes that its existing cash and cash equivalents, together with expected revenues from operations, will be sufficient to fund its operating plan for at least the next twelve months from the issuance date of these unaudited interim condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include revenue recognition, allowance against trade receivables, measurement of stock-

based compensation and estimates of the Company’s capital requirements over the next twelve months from the date of issuance of the consolidated financial statements. Actual results could differ from those estimates.

Credit Losses

The Company estimates and records a provision for expected credit losses related to its trade receivables. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors and other industry-specific factors when evaluating expected credit losses. To determine the provision for credit losses for accounts receivable, the Company disaggregates its receivables by class of customer because the risk profile of its customers may vary based on characteristics such as credit history, past payment history and geography. Each class of customer is analyzed individually for estimated credit losses, and specific allowance amounts are established, when appropriate, based on a review of outstanding invoices for customers with a higher probability of default.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment, which is the commercialization of PEDMARK®, and its employees support only one operating segment.

Stock-Based Compensation

Under the Company’s stock-based compensation programs, the Company periodically grants stock options and restricted stock to employees, directors and consultants. The Company also issues shares under an employee stock purchase plan. The fair value of each award is recognized in the Company’s statements of operations over the requisite service period for such award.

Under the employee stock purchase plan, substantially all employees of the Company and its U.S. subsidiaries are eligible to participate, subject to statutory limitations, including the exclusion of employees who own 5% or more of the Company’s voting stock.

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

Other Revenue – Material Right Under PEDMARK® License

Other revenue for the three and six months ended June 30, 2026 of $710 relates to the amortization of amounts previously recorded as deferred licensing revenue (contract liability) under the Company’s commercialization agreement for PEDMARK® with Norgine. Under ASC 606, a portion of the upfront consideration received from Norgine was allocated to a material right and initially recorded as deferred revenue. This deferred revenue is recognized as “Other revenue” as PEDMARK® units are shipped to Norgine and the related material right is satisfied. Royalties earned under the Norgine agreement on commercial sales of PEDMARK® are included in PEDMARK® product sales, net.

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

The following table summarizes net product revenues for PEDMARK® earned during the three and six months ended June 30, 2026, and 2025, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In thousands	2026	2025	2026	2025
Product revenues:
Gross product revenues	$18,890	$10,941	$34,758	$21,753
Discounts and allowances	(1,726)	(1,289)	(2,486)	(3,350)
Net product revenues	$17,164	$9,652	$32,272	$18,403
Other revenue	710	-	710	-
Total revenue	$17,874	$9,652	$32,982	$18,403

For the three and six months ended June 30, 2026, the Company had two distributors that each represented more than 10% of net sales, respectively.

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the six months ended June 30, 2026, were as follows:

	Chargebacks,	Rebates, Returns, Customer
	Discounts for	Fees/Credits
	Prompt pay and	and Co-Pay
In thousands	Other allowances	Assistance	Totals
Balance at December 31, 2025	$477	$1,423	$1,900
Provision related to sales made in:
Current period	577	712	1,289
Prior periods	—	—	—
Payments and customer credits issued	(824)	(1,196)	(2,020)
Balance at March 31, 2026	$230	$939	$1,169
Provision related to sales made in:
Current period	866	210	1,076
Prior periods	—	—	—
Payments and customer credits issued	(980)	(492)	(1,472)
Balance at June 30, 2026	$116	$657	$773

The allowances for chargebacks, fees due to customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying condensed consolidated balance sheets.

Trade Receivables

The Company records gross trade receivables at the time of product sale to its customers. Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated with each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer. For customers that are large specialty distributors, the Company considered the risk of potential credit losses to be low. Sales to other select global distributors have an increased potential for losses. The Company evaluates the risk of credit losses on sales on an individual basis using the above-mentioned criteria. Accounts receivable that are expected to be received past 12 months are recorded as non-current accounts receivable. The Company has determined any financing component of non-current receivables to be immaterial. The Company had a balance in allowance for credit losses of $6,273 as of June 30, 2026.

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s product. As of June 30, 2026, the Company capitalized approximately $2,374 of costs as inventory on the condensed consolidated balance sheet. Of the items capitalized, $1,157 was capitalized as raw materials, $998 was capitalized as work in process, $219 was capitalized into finished goods.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At June 30, 2026, the Company had $41,249 in cash, savings and money market accounts ($36,788 at December 31, 2025). While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at June 30, 2026 and December 31, 2025, consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying values of which approximate fair value due to their relatively short time to maturity or variable interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.  As of June 30, 2026, we maintained a full valuation allowance against our deferred tax assets.

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

Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the year. Diluted net income/(loss) per share is computed using the same method, except the weighted average number of common shares outstanding includes convertible debentures, stock options and warrants, if dilutive, as determined using the if-converted method and treasury methods.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments require public business entities to provide additional disaggregated disclosures in the notes to the financial statements for certain income statement expense captions, including specified natural expense categories and selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Accordingly, the amendments will be effective for the Company’s annual report for the year ending December 31, 2027 and its interim period ending March 31, 2028. The Company is currently evaluating the impact of the new disclosure requirements and expects adoption to have a significant impact on the level of expense disaggregation included in its financial statement footnotes; however, the amendments are not expected to affect the Company’s consolidated financial statements, results of operations, or cash flows.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Reporting. This ASU clarifies the applicability of interim reporting guidance, improves the navigability of Topic 270, identifies interim disclosure requirements included in other Topics of the Accounting Standards Codification, and establishes a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on an entity. The amendments in ASU 2025-11 are not intended to fundamentally expand or reduce existing interim disclosure requirements, but rather to improve clarity and consistency in the application of interim reporting guidance. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Accordingly, the amendments will be effective for the Company beginning with its interim period ending March 31, 2028. The Company is currently assessing the effect of this guidance on its interim disclosures and presentation. The Company does not currently expect the adoption of this standard to have a material impact on its condensed consolidated financial statements other than potential additional or clarified interim disclosure requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income/(loss)	$1,973	$(3,152)	$2,174	$(4,317)

Denominator:
Weighted-average common shares, basic	34,545	27,664	34,596	27,621
Dilutive effect of stock options	1,666	—	2,597	—
Dilutive effect of restricted share units	217	—	217	—
Dilutive effect of warrants	2	—	—	—
Incremental dilutive shares	1,885	—	2,814	—
Weighted-average common shares, diluted	36,430	27,664	37,410	27,621
Net income/(loss) per share diluted	$0.05	$(0.11)	$0.06	$(0.16)

For the three and six months ended June 30, 2026, the Company reported net income and therefore included the effect of dilutive common share equivalents to the extent they were dilutive. For the three and six months ended June 30, 2025, the Company reported a net loss and, accordingly, all potentially dilutive securities were excluded from diluted net loss per share because their inclusion would have been anti-dilutive.

The following common stock equivalents, outstanding convertible debt, options and warrants were excluded from the computation of diluted net income/(loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Diluted Earnings Per Share		Diluted Earnings Per Share
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common shares	972	221	1,291	6,078
Convertible debt to purchase common shares	—	24	—	3,785
Restricted share units to purchase common shares	—	—	—	485
Performance share units to purchase common shares	—	100	—	100
Warrants to purchase common shares	—	—	111	150

4.  Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Stock

During the three and six months ended June 30, 2026, and 2025, there were no warrants exercised and no warrants were issued. Outstanding warrants have a weighted average life of 1.18 years on June 30, 2026. The following tables detail the Company’s warrant activity for the three and six months ended June 30, 2026:

	Common Shares
	Issuable Upon Exercise
	of Outstanding	Weighted-Average
Investor Warrants	Warrants	Exercise Price
Outstanding December 31, 2025	111	$8.11
Issued	—	—
Outstanding March 31, 2026	111	$8.11
Issued	—	—
Outstanding June 30, 2026	111	$8.11

Equity Incentive Plan

The Company maintains the Fennec Pharmaceuticals Inc. 2020 Equity Incentive Plan, as amended (the “Plan”), which is administered by the Compensation Committee of the Board of Directors. The Plan provides for the issuance of stock options, restricted share units (“RSUs”), stock appreciation rights, restricted stock awards, unrestricted stock awards, cash-based awards, dividend equivalent rights and stock purchase rights to employees, directors, officers and consultants of the Company. The Compensation Committee is responsible for determining eligible participants and approving individual award grants under the Plan.

On April 24, 2025, the Company’s Board of Directors approved an amendment to the Plan to: (i) increase the number of common shares available for issuance under the Plan (excluding common shares issued prior to the date of the meeting pursuant to the exercise of options and vesting of RSUs) to 8,500 common shares; and (ii) include provisions for an employee stock purchase program. This amendment was approved by the Company’s shareholders on June 3, 2025.

On April 27, 2026, the Company’s Board of Directors approved a further amendment to the Plan to increase the maximum number of common shares reserved and available for issuance under the Plan, together with the Prior Plan, to 10,000 common shares, excluding for this purpose any shares issued under the Plan or the Company’s prior stock option plan prior to June 10, 2026. This amendment was approved by the Company’s shareholders at the Company’s Annual General Meeting of Shareholders held on June 10, 2026.

Prior to the June 2026 amendment, the maximum number of equity instruments issuable under the Plan, together with the Company’s prior stock option plan, was limited to 8,500 common shares, excluding common shares issued prior to June 3, 2025 pursuant to the exercise of options and vesting of RSUs. Prior to the June 2025 amendment, the maximum number of equity instruments issuable under the Plan, together with the Company’s prior stock option plan, was limited to 25% of the Company’s issued and outstanding common shares, which based on the then-current outstanding share count equated to a maximum of 6,825 common shares available for issuance.

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

The Company recognizes stock-based compensation expense for all share-based awards granted to employees and non-employees based on the fair value of the awards on the grant date. The following table summarizes stock-based compensation expense related to equity awards:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Stock-based compensation expense recognized	$1,774	$1,494	$2,764	$2,292
Total stock-based expense recognized	$1,774	$1,494	$2,764	$2,292

Stock Option Activity

The following is a summary of option activity for the three and six months ended June 30, 2026.

	Number of	Weighted-Average
Options	Options	Exercise Price
Outstanding at December 31, 2025	5,853	$6.38
Granted	1,640	5.77
Exercised	(264)	5.01
Outstanding at March 31, 2026	7,229	6.29
Granted	160	9.08
Exercised	(319)	6.09
Forfeited	(31)	6.22
Outstanding at June 30, 2026	7,039	$6.37

Of the 7,039 options granted and outstanding at June 30, 2026, 4,567 are fully vested and exercisable.

The fair value of equity awards valued using the Black-Scholes option pricing model, including stock options awards, was estimated using the assumptions in the table below. Expected volatility was determined based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the applicable award.

Valuation
Assumptions
Six Months Ended
Black-Scholes Model Assumptions	June 30, 2026
Expected dividend	-%
Risk free rate	4.07 - 4.35%
Expected volatility	140.87- 159.22%
Expected life	5.00 - 6.00	years

Performance-Based Units

In May and August 2025, the Board of Directors approved grants of performance-based restricted share units (“PSUs”) that vest based on the achievement of specified revenue performance milestones for 2025, and the related compensation cost was fully recognized in 2025. During the six months ended June 30, 2026, no additional PSUs were granted, and certain PSUs vested and were released in accordance with the original terms of the awards.

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the three and six months ended June 30, 2026. During the three and six months ended June 30, 2026, there were 287 and 405 RSUs released from restriction, respectively. Standard vesting of  RSUs is over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month. The Compensation Committee may also award RSUs with alternative vesting.

Number of
Restricted Share
RSUs Current Periods	Units
Outstanding at December 31, 2025	630
Awarded	—
Released	(118)
Forfeited	—
Outstanding at March 31, 2026	512
Awarded	—
Released	(287)
Forfeited	(8)
Outstanding at June 30, 2026	217

The value of RSUs issued was estimated using the share price on the date of the award multiplied by the number of common shares granted.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan under the Fennec Pharmaceuticals Inc. 2020 Equity Incentive Plan that allows eligible employees to purchase common shares at a discount through after-tax payroll deductions during recurring six-month offering periods. The purchase price is generally 85% of the lower of the fair market value of the Company’s common shares on the first or last trading day of the applicable offering period, subject to statutory limits. The ESPP is accounted for as a compensatory plan under ASC 718, and the grant-date fair value of purchase rights is estimated using the Black-Scholes option pricing model. ESPP-related stock-based compensation expense for the three and six months ended June 30, 2026 was $64 and $64, respectively, reflecting expense only for the second quarter of 2026, when the ESPP became effective.

Under the ESPP, eligible employees of the Company and its participating subsidiaries may purchase common shares through after-tax payroll deductions at a discounted price. Substantially all employees of the Company and its U.S. subsidiaries are eligible to participate, except employees who own 5% or more of the Company’s voting stock and employees who may be excluded under the plan’s terms in accordance with Section 423 of the Internal Revenue Code (e.g., based on service requirements, customary hours worked, or highly-compensated status).

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

Level 3: Unobservable inputs that are not corroborated by market data.

	Fair Value Measurement at June 30, 2026 and December 31, 2025
	Quoted Price in Active
	Market for Identical				Significant Other		Significant
	Instruments				Observable Inputs		Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2026		2025		2026	2025	2026	2025	2026	2025
Assets
Cash and cash equivalents	$2,544	(1)	$3,072	(1)	$38,705	$33,716	$—	$—	$41,249	$36,788
Processa common shares	$2	(2)	$2	(2)	$—	$—	$—	$—	$2	$2

(1)

The Company held approximately $2,544 in cash accounts as of June 30, 2026, of which approximately $404 was held in foreign currencies (translated into U.S. dollars). As of December 31, 2025, the Company held approximately $3,072 in cash of which approximately $481 was in foreign currencies (translated into U.S. dollars).

(2)	The Company holds 51 unrestricted common shares of Processa Pharmaceuticals, Inc. (NASDAQ:PCSA).

6.    Commitments and Contingencies

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

Because the Company’s lease arrangements are short-term or month-to-month in nature, no operating lease liability was recorded on the condensed consolidated balance sheets as of June 30, 2026 or December 31, 2025.

Employee Benefit Plan

In May 2021, the Company established the Fennec Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Effective June 1, 2026, the Company began matching employee contributions to the 401(k) Plan at 100% of employee contributions, up to 3% of eligible compensation.

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

As of June 30, 2026 and December 31, 2025, contract liabilities related to the Agreement were $24,099 and $24,809, respectively, consisting of $3,182 classified as current and $20,917 classified as long-term. For the six months ended June 30, 2026, the Company recognized $710 of revenue related to the deferred material right and $326 of royalty revenue under the Agreement. No milestone was recognized during the period.

In conjunction with entering into the Agreement, the Company paid approximately $1,700 in incremental costs, which were capitalized and recorded within Other non-current assets.  The Company amortizes the asset over the period of expected benefit using a systematic basis that reflects the pattern of transfer to Norgine. A portion that represents the license was recognized immediately and is recorded within selling and marketing expense in the consolidated statements of operations. As of June 30, 2026, $666 in incremental cost was capitalized.

8.    Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, recognized in the period in which they occur.

For the three and six months ended June 30, 2026, the Company recorded an income tax provision of $42, compared to no income tax provision for the three and six months ended June 30, 2025. The 2026 provision relates primarily to state income taxes, as federal taxable income was substantially offset by available net operating loss carryforwards. No provision was recorded in the 2025 periods, in which the Company incurred net losses. The Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company continues to maintain a valuation allowance against deferred tax assets for jurisdictions where, based on all available evidence, it is more likely than not that such deferred tax assets will not be realized. The Company will continue to evaluate the realizability of deferred tax assets in future periods, including the impact of sustained profitability, future taxable income and the reversal of temporary differences.

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

In March 2024, we announced that we entered into an agreement with Norgine, a leading European specialist pharmaceutical company. This is an exclusive licensing agreement under which Norgine will commercialize PEDMARQSI® in Europe, Australia and New Zealand. PEDMARQSI® is the first and only approved therapy in the EU and U.K. for the prevention of ototoxicity (hearing loss) induced by cisplatin chemotherapy in patients one month to eighteen years of age with localized, non-metastatic solid tumors. During 2025, Norgine made PEDMARQSI® commercially available in the U.K. and Germany and expects additional launches to occur in 2026 and beyond.

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

Published literature has linked treatment-related hearing loss to impairments in speech and language development, reduced academic performance, challenges in social-emotional development, and enduring impacts on educational attainment, vocational opportunities, and independent living. Additionally, published research indicates that severe to profound early-onset hearing loss can impose a substantial lifetime economic burden, with per-individual costs estimated at approximately $0.5 million and potentially exceeding $1.0 million on an undiscounted basis, primarily due to lost productivity, educational expenses, and medical costs. These figures are derived from published literature regarding the disease burden of hearing loss and do not represent demonstrated health-economic outcomes specifically attributable to PEDMARK®.

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

Japan: STS-J01 Investigator-Initiated Trial and Registration Plans

In Japan, an independent investigator-initiated clinical trial, known as STS-J01, has been evaluating PEDMARK® for the prevention of CIO. In December 2025, we announced positive topline results from this trial that demonstrated use of PEDMARK® was associated with a significant reduction in the incidence of hearing loss compared to historically reported rates in patients receiving cisplatin alone, with no evidence of reduced antitumor activity and an approximate 95% clinical response rate. Based on these results, we are pursuing a regulatory registration strategy for PEDMARK® in Japan and are evaluating partnering or licensing opportunities in that market, similar to our partnership with Norgine in Europe. Discussions with potential partners and regulators are ongoing.

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

Further, in April 2026, we announced that four abstracts evaluating PEDMARK® (sodium thiosulfate injection) were accepted as part of the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting program, which took place from May 29-June 2, 2026 in Chicago, IL. These four independently led studies build upon the established safety and efficacy of PEDMARK® – currently approved for pediatric patients one month of age and older with localized, non-metastatic solid tumors, and recognized by the National Comprehensive Cancer Network with a 2A recommendation for use in adolescent and young adult patients – and help to expand understanding of the clinical utility of PEDMARK® in Adolescent and Young Adult (AYA) and adult populations, where significant unmet need remains.

Results of Operations

Three months ended June 30, 2026 versus three months ended June 30, 2025:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	June 30, 2026%		June 30, 2025%		Change
PEDMARK product sales, net	$17,164		$9,652		$7,512
Other revenue	710		—		710
Total revenue	17,874		9,652		8,222

Operating expenses:
Cost of product sales	721	4%	967	8%	(246)
Research and development	118	1%	107	1%	11
Selling and marketing	10,659	66%	4,784	39%	5,875
General and administration	4,639	29%	6,526	53%	(1,887)
Total operating expense	16,137	100%	12,384	100%	3,753
Income/(loss) from operations	1,737		(2,732)		4,469

Unrealized foreign exchange (loss)/gain	(6)		17		(23)
Amortization expense	—		(13)		13
Unrealized loss on securities	—		(1)		1
Interest income	287		171		116
Interest expense	(3)		(594)		591
Income/(loss) before provision for income taxes	2,015		(3,152)		5,167
Provision for income taxes	42		—		42
Net income/(loss)	$1,973		$(3,152)		$5,125

●	The Company recorded net product sales of $17,164 in the second quarter of 2026 compared to $9,652 in the comparable period in 2025 as the Company increased market penetration and access for PEDMARK® and as the Company expanded its focus to the adolescent and young adult (AYA) population. Further, the Company recorded $710 in other revenue related to the Norgine transaction in the three months ended June 30, 2026 compared to $0 in the comparable period in 2025.
●	Cost of product sales decreased by $246 for the second quarter of 2026 compared to the comparable period in 2025. The improvement was primarily driven by greater efficiencies in manufacturing and inventory management.
●	Research and development expense increased by $11 for the three-month period ended June 30, 2026, as compared to the same period in 2025. Our research and development activities for this period consisted of costs associated with investigator-initiated trials.
●	Selling and marketing expenses include distribution costs, logistics, shipping and insurance, advertising, wages commissions and out-of-pocket expenses. We recorded $10,659 in selling and marketing expenses for the three-month period ended June 30, 2026, as compared to $4,784 for the same period in 2025. The increase is largely related to the higher commercial headcount expenses to support the expansion of our sales organization to enhance coverage of the U.S. market and additional marketing and awareness initiatives in 2026.
●	There was a $1,887 decrease in general and administrative expenses for the three-month period ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower legal and professional fees as patent litigation activities related to CIPLA concluded and the reallocation of certain employee-related and equity-based compensation costs to selling and marketing expenses beginning in the first quarter of 2026 from general and administrative expenses.
●	Interest expense decreased by $591 for the three-month period ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to full repayment of the Petrichor convertible notes in the fourth quarter of 2025, which eliminated related interest in 2026.
●	Interest income increased in the three-month period ended June 30, 2026 as compared to the same period in 2025 by $116, driven by higher average cash balances on money market investments.

Six months ended June 30, 2026, versus six months ended June 30, 2025:

	Six Months Ended		Six Months Ended
In thousands of U.S. Dollars	June 30, 2026%		June 30, 2025%		Change
PEDMARK product sales, net	$32,272		$18,403		$13,869
Other revenue	710		—		710
Total revenue	32,982		18,403		14,579

Operating expenses:
Cost of product sales	1,291	4%	1,340	6%	(49)
Research and development	167	1%	201	1%	(34)
Selling and marketing	22,081	70%	8,011	37%	14,070
General and administration	7,825	25%	12,391	56%	(4,566)
Total operating expenses	31,364	100%	21,943	100%	9,421
Income/(loss) from operations	1,618		(3,540)		5,158

Unrealized foreign exchange gain/(loss)	(18)		30		(48)
Amortization expense	—		(26)		26
Unrealized loss on securities	—		(2)		2
Interest income	626		407		219
Interest expense	(10)		(1,186)		1,176
Income/(loss) before provision for income taxes	2,216		(4,317)		6,533
Provision for income taxes	42		-		42
Net income/(loss)	$2,174		$(4,317)		$6,491

●	The Company recorded net product sales of $32,272 in the first two quarters of 2026 compared to $18,403 in the comparable period in 2025 as the Company increased market penetration and access for PEDMARK® and as the Company expanded its focus to the adolescent and young adult (AYA) population. For the six months ended June 30, 2026 the Company recorded $710 in other revenue related to the Norgine transaction compared to $0 in the comparable period.
●	Cost of product sales decreased by $49 for the first two quarters of 2026 compared to the comparable period in 2025. The improvement was primarily driven by greater efficiencies in manufacturing and inventory management.
●	Research and development expense decreased by $34 for the six-month period ended June 30, 2026, as compared to the same period in 2025. Our research and development activities for this period consisted of costs associated with investigator initiated clinical trials.
●	We recorded $22,081 in selling and marketing expenses for the six-month period ended June 30, 2026, as compared to $8,011 for the same product in 2025. The increase is largely related to the higher commercial headcount to support the expansion of our sales organization to enhance coverage of the U.S. market as well as increased marketing and awareness activities in 2026.
●	There was a $4,566 decrease in general and administrative expenses for the six-month period ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower legal and professional fees as patent litigation activities with CIPLA concluded and the reallocation of certain employee-related and equity-based compensation costs to selling and marketing expenses beginning in the first quarter of 2026 from general and administrative expenses.
●	Interest expense decreased by $1,176 for the six-month period ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to full repayment of the Petrichor convertible notes in the fourth quarter of 2025, which eliminated related interest and accretion in 2026.
●	Interest income increased in the six-month period ended June 30, 2026, as compared to the same period in 2025 by $219, driven by higher average cash balances on money market investments.

Liquidity and Capital Resources

	As of	As of
Selected Asset and Liability Data (thousands):	June 30, 2026	December 31, 2025
Cash and equivalents	$41,249	$36,788
Other current assets	31,251	30,255
Current liabilities	12,394	10,518
Working capital (1)	60,106	56,525
(1) [Current assets – current liabilities]

Selected Equity:
Common stock and additional paid in capital	268,447	263,651
Accumulated deficit	(227,248)	(229,422)
Stockholders’ equity	42,442	35,472

●	There was a $4,461 net increase in cash and cash equivalents between June 30, 2026, and December 31, 2025. The increase was primarily driven by net cash provided by operating activities reflecting profitable operations and favorable working capital movements, option exercises, and including the timing of accounts receivable collections.
●	The increase in other current assets of $996 between June 30, 2026, and December 31, 2025, primarily relates to an increase in inventory.
●	Current liabilities at June 30, 2026, increased $1,876 compared to December 31, 2025 reflecting an increase in current portion of contract liability offset by a decrease in accrued expenses.
●	Working capital increased by $3,581 between June 30, 2026, and December 31, 2025 driven by higher cash balance.

The following table illustrates a summary of cash flows data for the six-month periods of June 30, 2026 and 2025:

Selected Cash Flow Data	Six Months Ended June 30,
(dollars and shares in thousands)	2026	2025
Net cash provided by/(used in) operating activities	$2,429	$(8,004)
Net cash provided by financing activities	2,032	75
Net cash flow	$4,461	$(7,929)

The net cash provided operating activities for the six-month period ended June 30, 2026 was approximately $2,429 as compared to $8,004 net cash used in operating activities during the same period in 2025. The year-over-year improvement was primarily driven by the shift from a net loss of $4,317 to net income of $2,174 and a favorable swing in working capital, including a significant decrease in accounts receivable in 2026. Net cash provided by financing activities was $2,032 in 2026 versus $75 in 2025, driven by increased cashflow from operations and proceeds from stock option exercises.

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

Outstanding Share Information

Our outstanding share data as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30,	December 31,
Outstanding Share Type	2026	2025	Change
Common shares	35,034	34,163	871
Warrants	111	111	—
RSU and PSU Awards	217	701	(484)
Stock options	7,039	5,853	1,186
Total	42,401	40,828	1,573

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At June 30, 2026, we had approximately $2,544 in our cash accounts and $38,705 in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the financial statements in future periods.

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

Non-GAAP Measures

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, the Company provides the computation of Adjusted EBITDA attributable to the Company, which is defined as net income adjusted for the following items: interest expense, depreciation expense, amortization of intangible assets, income tax expense, share-based compensation expense, other revenue, certain other specific provisions, and unrealized foreign exchange gains and/or losses. The adjustments to net income in computing Adjusted EBITDA are set forth in the reconciliation table below.

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes certain items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

●	for planning purposes, including the preparation of our annual operating budget and developing and refining our internal projections for future periods;
●	to allocate resources to enhance the financial performance of our business;
●	as a target for the determination of the bonus component of compensation for our senior executives;
●	to evaluate the effectiveness of our business strategies and as a tool in evaluating our performance against our budget for each period; and
●	in communications with our Board of Directors and investors concerning our financial performance.

We believe Adjusted EBITDA is used by securities analysts, investors and other parties interested in the evaluation of the Company. Management believes the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with results prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. We believe Adjusted EBITDA is useful to investors for the following reasons:

●	Adjusted EBITDA and similar non-GAAP measures are widely used by investors to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, tax jurisdictions, capital structures and the methods by which assets were acquired;
●	investors can use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of our Company, including our ability to service our debt and other cash needs; and
●	by comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating performance excluding the impact of items described below.

The adjustments included in the reconciliation table listed below are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management. These adjustments eliminate the impact of a number of items that:

●	we do not consider indicative of our ongoing operating performance, such as interest income, unrealized loss on securities;
●	we believe to be akin to, or associated with, interest expense, such as revolving credit facility commitment fees and letter of credit fees;
●	are non-cash in nature, such as share-based compensation; or

Adjusted EBITDA does not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect our capital expenditures, or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
●	several of the adjustments that we use in calculating Adjusted EBITDA, such as non-cash write-downs and other charges, while not involving cash expense, do have a negative impact on the value of our assets as reflected in our consolidated balance sheet prepared in accordance with U.S. GAAP; and
●	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Furthermore, as noted above, one of our uses of Adjusted EBITDA is as a target for determining elements of compensation for our senior executives. At the same time, some or all of these senior executives have responsibility for monitoring our financial results, generally including the adjustments in calculating Adjusted EBITDA (subject ultimately to review by our Board in the context of the Board's review of our financial statements). While many of the adjustments, involve mathematical application of items reflected in our financial statements, others involve a degree of judgment and discretion. While we believe all of these adjustments are appropriate, and while the calculations are subject to review by our Board in the context of the Board's review of our financial statements, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net income	$1,973	$(3,152)	$2,174	$(4,317)
Interest income	(287)	(171)	(626)	(407)
Interest expense	3	594	10	1,186
Provision for income taxes	42	-	42	-
Depreciation and amortization	-	13	-	26
Other revenue (a)	(710)	-	(710)	-
Share based compensation expense (b)	1,774	1,494	2,764	2,292
Unrealized loss on securities	-	1	-	2
Unrealized foreign exchange gain/(loss)	6	(17)	18	(30)
Adjusted EBITDA	$2,801	$(1,238)	$3,672	$(1,248)

(a)	Represents the portion of GAAP revenue related to “material rights” under the Company’s PEDMARK® license with Norgine that is non-cash in the current period and was previously recorded as deferred licensing revenue. Under ASC 606, a portion of the upfront consideration received under this agreement was allocated to a material right and recorded as deferred revenue (contract liability), which is subsequently recognized as revenue as PEDMARK® units are shipped to Norgine and the related material right is satisfied. These amounts are included in GAAP revenue in the periods presented, and the Company continues to apply GAAP recognition and measurement for all revenue, including this component. The adjustment is intended solely to remove this non-cash amortization of previously deferred licensing revenue from Adjusted EBITDA, as management believes excluding this item provides a more comparable view of period-over-period cash operating performance from the Company’s commercial activities.

(b)	Represents share-based compensation expense to account for stock options, restricted stock, and other stock awards over their respective vesting periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2026.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of

disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

Robert Andrade, the Company’s Chief Financial Officer, adopted a trading arrangement on May 22, 2026, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This trading arrangement covers the disposition of up to 75,000 shares of the Company’s common stock, including shares issuable upon exercise of stock options, and will terminate on September 30, 2026, unless earlier terminated in accordance with its terms.

Marco Brughera, a current member of the Company’s Board of Directors, adopted a trading arrangement on June 16, 2026, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This trading arrangement covers the disposition of up to 55,545 shares of the Company’s common stock, including shares issuable upon exercise of stock options, and will terminate on June 25, 2027, unless earlier terminated in accordance with its terms.

During the quarter ended June 30, 2026, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulations S-K.

Press Release

On August 11, 2026, we issued a press release announcing our financial results for the quarter ended June 30, 2026. A copy of the news release is attached to this Quarterly Report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Fennec Pharmaceuticals Inc. 2020 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed June 11, 2026).

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Press Release for Quarter June 30, 2026 (furnished herewith).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: August 13, 2026	By:	/s/ Jeff Hackman
Jeff Hackman
Chief Executive Officer
(principal executive officer)

Date: August 13, 2026	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)