Form 10-Q
period 2026-09-30
FENNEC PHARMACEUTICALS INC.
filed 2026-11-12
CIK 1211583

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, there were 35,305,117 of the registrant's common shares outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Fennec Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(U.S. Dollars and shares in thousands)

(Unaudited)

	September 30,	December 31,
	2026	2025

Assets
Current assets
Cash and cash equivalents	$48,684	$36,788
Accounts receivable, net	23,786	23,221
Prepaid expenses	4,948	3,738
Inventory	2,117	1,565
Other current assets	1,416	1,731
Total current assets	80,951	67,043

Non-current assets
Non-current accounts receivable, net	1,952	2,791
Other non-current assets, net of amortization	640	717
Total non-current assets	2,592	3,508
Total assets	$83,543	$70,551

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,607	$4,635
Accrued liabilities	5,830	5,635
Contract liability - current	2,807	248
Total current liabilities	13,244	10,518

Long-term liabilities
Contract liability - long-term	21,109	24,561
Total long-term liabilities	21,109	24,561
Total liabilities	34,353	35,079

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common shares, no par value; unlimited shares authorized; 35,215 shares issued and outstanding (2025 ‑34,163)	194,093	189,906
Additional paid-in capital	76,462	73,745
Accumulated deficit	(222,608)	(229,422)
Accumulated other comprehensive income	1,243	1,243
Total stockholders’ equity	49,190	35,472
Total liabilities and stockholders’ equity	$83,543	$70,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(U.S. Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Revenue
PEDMARK product sales, net	$19,425	$12,462	$51,697	$30,865
Other revenue	183	—	893	—
Total revenue	19,608	12,462	52,590	30,865

Operating expenses:
Cost of product sales	838	660	2,129	2,000
Research and development	154	29	321	230
Selling and marketing	10,050	6,513	32,131	14,523
General and administrative	3,912	5,449	11,737	17,840

Total operating expenses	(14,954)	(12,651)	(46,318)	(34,593)
Income/(loss) from operations	4,654	(189)	6,272	(3,728)

Other (expense)/income
Unrealized foreign exchange (loss)/gain	—	(3)	(18)	27
Amortization expense	—	(12)	—	(38)
Unrealized loss on securities	—	—	—	(2)
Interest income	319	152	945	559
Interest expense	(1)	(586)	(11)	(1,772)
Total other income/(expense)	318	(449)	916	(1,226)
Income/(loss) before provision for income taxes	4,972	(638)	7,188	(4,954)
Provision for income taxes	332	—	374	—
Net income/(loss)	$4,640	$(638)	$6,814	$(4,954)

Basic net income/(loss) per common share	$0.13	$(0.02)	$0.20	$(0.18)
Diluted net income/(loss) per common share	$0.12	$(0.02)	$0.19	$(0.18)
Weighted-average number of common shares outstanding basic	35,112	27,889	34,772	27,711
Weighted-average number of common shares outstanding diluted	38,076	27,889	36,679	27,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2026, and 2025

(U.S. dollars and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2025	34,163	$189,906	$73,745	$(229,422)	$1,243	$35,472
Equity-based compensation	—	—	990	—	—	990
Stock option exercise	264	1,323	—	—	—	1,323
Restricted and performance stock release	114	—	(311)	—	—	(311)
Net income	—	—	—	201	—	201
Balance at March 31, 2026	34,541	191,229	74,424	(229,221)	1,243	37,675
Equity-based compensation	—	—	1,710	—	—	1,710
Employee stock purchase plan	—	—	64	—	—	64
Stock option exercise	319	1,961	—	—	—	1,961
Restricted and performance stock release	174	—	(941)	—	—	(941)
Net income	—	—	—	1,973	—	1,973
Balance at June 30, 2026	35,034	193,190	75,257	(227,248)	1,243	42,442
Equity-based compensation	—	—	1,291	—	—	1,291
Employee stock purchase plan	—	—	64	—	—	64
Stock option exercise	155	903	—	—	—	903
Restricted stock release	26	—	(150)	—	—	(150)
Net income	—	—	—	4,640	—	4,640
Balance at September 30, 2026	35,215	$194,093	$76,462	$(222,608)	$1,243	$49,190

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	27,527	$145,608	$66,958	$(219,681)	$1,243	$(5,872)
Equity-based compensation	—	—	798	—	—	798
Stock option exercise	55	371	—	—	—	371
Restricted stock release	12	—	(12)	—	—	(12)
Net loss	—	—	—	(1,165)	—	(1,165)
Balance at March 31, 2025	27,594	145,979	67,744	(220,846)	1,243	(5,880)
Equity-based compensation	—	—	1,494	—	—	1,494
Stock option exercise	52	186	—	—	—	186
Restricted stock release	87	—	(111)	—	—	(111)
Net loss	—	—	—	(3,152)	—	(3,152)
Balance at June 30, 2025	27,733	146,165	69,127	(223,998)	1,243	(7,463)
Equity-based compensation	—	—	2,219	—	—	2,219
Warrant exercise	9	59	(59)	—	—	—
Stock option exercise	257	1,428	—	—	—	1,428
Restricted stock release	63	—	(38)	—	—	(38)
Net loss	—	—	—	(638)	—	(638)
Balance at September 30, 2025	28,062	$147,652	$71,249	$(224,636)	$1,243	$(4,492)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fennec Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2026	2025

Cash flows provided by (used in):
Operating activities:
Net income/(loss)	$6,814	$(4,954)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Inventory reserve	—	(517)
Allowance for credit losses	(332)	67
Amortization of debt discount	—	38
Unrealized loss on securities	—	2
Amortization of Norgine asset	77	77
Equity-based compensation	4,119	4,511
Changes in operating assets and liabilities:
Accounts receivable	(233)	(8,982)
Prepaid expenses	(1,210)	1,681
Inventory	(552)	(1,417)
Other current assets	315	—
Other non-current assets	839	85
Accounts payable	(28)	2,625
Accrued liabilities	195	273
Contract liability	(893)	—
Net cash provided by/(used in) operating activities	9,111	(6,511)

Financing activities:
Issuance of shares, options exercise	4,187	1,985
Cash paid for taxes on restricted share release	(1,402)	(161)
Net cash provided by financing activities	2,785	1,824

Increase/(decrease) in cash and cash equivalents	11,896	(4,687)
Cash and cash equivalents - Beginning of period	36,788	26,634
Cash and cash equivalents - End of period	$48,684	$21,947

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

As of September 30, 2026, the Company had cash and cash equivalents of $48,684 an accumulated deficit of $222,608 and total stockholders’ equity of $49,190. For the nine months ended September 30, 2026, the Company reported income from operations of $6,272, net income of $6,814 and net cash provided by operating activities of $9,111. The Company believes that its existing cash and cash equivalents, together with expected revenues from operations, will be sufficient to fund its operating plan for at least the next twelve months from the issuance date of these unaudited interim condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include revenue recognition, allowance against trade receivables, measurement of equity-

based compensation and estimates of the Company’s capital requirements over the next twelve months from the date of issuance of the consolidated financial statements. Actual results could differ from those estimates.

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

Equity-Based Compensation

Under the Company’s equity-based compensation programs, the Company periodically grants stock options and restricted stock to employees, directors and consultants. The Company also issues shares under an employee stock purchase plan. The fair value of each award is recognized in the Company’s statements of operations over the requisite service period for such award.

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

Other Revenue – Material Right Under PEDMARK® License

Other revenue for the three and nine months ended September 30, 2026 of $183 and $893, respectively, relates to the amortization of amounts previously recorded as deferred licensing revenue (contract liability) under the Company’s commercialization agreement for PEDMARK® with Norgine. Under ASC 606, a portion of the upfront consideration received from Norgine was allocated to a material right and initially recorded as deferred revenue. This deferred revenue is recognized as “Other revenue” as PEDMARK® units are shipped to Norgine and the related material right is satisfied. Royalties earned under the Norgine agreement on commercial sales of PEDMARK® are included in PEDMARK® product sales, net.

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

The following table summarizes net product revenues for PEDMARK® earned during the three and nine months ended September 30, 2026, and 2025, respectively:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
In thousands	2026	2025	2026	2025
Product revenues:
Gross product revenues	$23,707	$13,668	$58,465	$35,421
Discounts and allowances	(4,282)	(1,206)	(6,768)	(4,556)
Net product revenues	$19,425	$12,462	$51,697	$30,865
Other revenue	183	—	893	—
Total revenue	$19,608	$12,462	$52,590	$30,865

For the three and nine months ended September 30, 2026, the Company had three and two distributors that represented more than 10% of net sales, respectively.

The activities and ending allowance balances for each significant category of discounts and allowances for PEDMARK® (which constitute variable consideration) for the nine months ended September 30, 2026, were as follows:

	Chargebacks,	Rebates, Customer
	Discounts for	Fees/Credits
	Prompt pay and	and Co-Pay
In thousands	Other allowances	Assistance	Totals
Balance at December 31, 2025	$477	$1,423	$1,900
Provision related to sales made in:
Current period	577	712	1,289
Prior periods	—	—	—
Payments and customer credits issued	(824)	(1,196)	(2,020)
Balance at March 31, 2026	$230	$939	$1,169
Provision related to sales made in:
Current period	866	210	1,076
Prior periods	—	—	—
Payments and customer credits issued	(980)	(492)	(1,472)
Balance at June 30, 2026	$116	$657	$773
Provision related to sales made in:
Current period	1,531	689	2,220
Prior periods	—	—	—
Payments and customer credits issued	(1,319)	(704)	(2,023)
Balance at September 30, 2026	$328	$642	$970

The allowances for chargebacks, fees due to customers, rebates and discounts for prompt payment are recorded as a contra-asset to accounts receivable, while Medicaid rebates and return allowances are in accrued liabilities in the accompanying condensed consolidated balance sheets.

Trade Receivables

The Company records gross trade receivables at the time of product sale to its customers. Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. Amounts estimated for the associated chargebacks, cash discounts for prompt payment and any allowances for credit losses are booked as a reserve against accounts receivable and reduction of revenue with the corresponding provision for credit losses recognized as an operating expense in the consolidated statements of operations. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including loss history, individual credit risk associated with each customer, and the current and future condition of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such a customer. For customers that are large specialty distributors, the Company considered the risk of potential credit losses to be low. Sales to other select global distributors have an increased potential for losses. The Company evaluates the risk of credit losses on sales on an individual basis using the above-mentioned criteria. Accounts receivable that are expected to be received past 12 months are recorded as non-current accounts receivable. The Company has determined any financing component of non-current receivables to be immaterial. The Company had a balance in allowance for credit losses of $6,265 as of September 30, 2026.

Cost of Products Sold

Cost of products sold is related to the Company's product revenues for PEDMARK® and consists primarily of product production costs associated with finished goods inventory. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s product. As of September 30, 2026, the Company capitalized approximately $2,117 of costs as inventory on the condensed consolidated balance sheet. Of the items capitalized, $539 was capitalized as raw materials, $1,506 was capitalized as work in process, $72 was capitalized into finished goods.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less.

The Company places its cash and cash equivalents in investments held by highly rated financial institutions in accordance with its investment policy designed to protect the principal investment. At September 30, 2026, the Company had $48,684 in cash, savings and money market accounts ($36,788 at December 31, 2025). While the Company has not experienced any loss or write-down of its money market investments, the amounts it holds in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

Financial Instruments

Financial instruments recognized on the balance sheets at September 30, 2026 and December 31, 2025, consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying values of which approximate fair value due to their relatively short time to maturity or variable interest rates that approximate market interest rates. The Company does not hold or issue financial instruments for trading.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.  As of September 30, 2026, we maintained a full valuation allowance against our deferred tax assets.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 includes technical corrections, clarifications, and other minor improvements to various Topics within the Accounting Standards Codification. The Company is currently evaluating the effect of this guidance on its consolidated financial statements and related disclosures. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income/(loss)	$4,640	$(638)	$6,814	$(4,954)

Denominator:
Weighted-average common shares, basic	35,112	27,889	34,772	27,711
Dilutive effect of stock options	2,855	—	1,827	—
Dilutive effect of restricted share units	80	—	72	—
Dilutive effect of warrants	29	—	8	—
Incremental dilutive shares	2,964	—	1,907	—
Weighted-average common shares, diluted	38,076	27,889	36,679	27,711
Net income/(loss) per share, basic	$0.13	$(0.02)	$0.20	$(0.18)
Net income/(loss) per share, diluted	$0.12	$(0.02)	$0.19	$(0.18)

For the three and nine months ended September 30, 2026, the Company reported net income and therefore included the effect of dilutive common share equivalents to the extent they were dilutive. For the three and nine months ended September 30, 2025, the Company reported a net loss and, accordingly, all potentially dilutive securities were excluded from diluted net loss per share because their inclusion would have been anti-dilutive.

The following common stock equivalents, outstanding convertible debt, options and warrants were excluded from the computation of diluted net income/(loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Diluted Earnings Per Share		Diluted Earnings Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common shares	4,101	5,915	4,946	5,915
Convertible debt to purchase common shares	—	3,761	—	3,761
Restricted share units to purchase common shares	—	419	—	419
Performance share units to purchase common shares	—	244	—	244
Warrants to purchase common shares	—	111	3	111

4.  Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of an unlimited number of common shares, no par value per share.

Warrants to Purchase Common Shares

During the three and nine months ended September 30, 2026, and 2025, there were no warrants and 9 warrants exercised, respectively and no warrants were issued. As of September 30, 2026, 111 investor warrants remained outstanding, with a weighted-average exercise price of $8.11 and a weighted-average remaining contractual life of 0.93 years.

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

On April 27, 2026, the Company’s Board of Directors approved a further amendment to the Plan to increase the maximum number of common shares reserved and available for issuance under the Plan, together with the Company’s prior stock option plan, to 10,000 common shares, excluding for this purpose any shares issued under the Plan or the Company’s prior stock option plan prior to June 10, 2026. This amendment was approved by the Company’s shareholders at the Company’s Annual General Meeting of Shareholders held on June 10, 2026.

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

The Company recognizes equity-based compensation expense for all share-based awards granted to employees and non-employees based on the fair value of the awards on the grant date. The following table summarizes equity-based compensation expense related to equity awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Equity-based expense recognized	$1,355	$2,219	$4,119	$4,511
Total equity-based compensation expense recognized	$1,355	$2,219	$4,119	$4,511

Stock Option Activity

The following is a summary of option activity for the three and nine months ended September 30, 2026.

	Number of	Weighted-Average
Options	Options (thousands)	Exercise Price $USD
Outstanding at December 31, 2025	5,853	$6.38
Granted	1,640	5.77
Exercised	(264)	5.01
Outstanding at March 31, 2026	7,229	6.29
Granted	160	9.08
Exercised	(319)	6.09
Forfeited	(31)	6.22
Outstanding at June 30, 2026	7,039	$6.37
Granted	170	11.72
Exercised	(155)	5.86
Forfeited	(98)	6.96
Outstanding at September 30, 2026	6,956	$6.50

Of the 6,956 options granted and outstanding at September 30, 2026, 4,577 are fully vested and exercisable.

The fair value of equity awards valued using the Black-Scholes option pricing model, including stock options awards, was estimated using the assumptions in the table below. Expected volatility was determined based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the applicable award.

Valuation
Assumptions
Black-Scholes Model Assumptions	September 30, 2026
Expected dividend	0.00%
Risk free rate	4.07- 4.44%
Expected volatility	140.87 - 159.22%
Expected life	5.00 - 6.00 years

Performance-Based Units

In May and August 2025, the Board of Directors approved grants of performance-based restricted share units (“PSUs”) that vest based on the achievement of specified revenue performance milestones for 2025, and the related compensation cost was fully recognized in 2025. During the nine months ended September 30, 2026, no additional PSUs were granted, and certain PSUs vested and were released in accordance with the original terms of the awards.

Restricted Share Units Activity

The Plan allows for the issuance of restricted share units (“RSUs”). The following is a summary of RSU activity for the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, there were 40 and 445 RSUs released from restriction, respectively. Standard vesting of RSUs is over three years with 1/3 vesting on the first anniversary date of the grant and then 1/24 on the last day of each subsequent month. The Compensation Committee may also award RSUs with alternative vesting.

Number of
Restricted Share
RSUs Current Year	Units (thousands)
Outstanding at December 31, 2025	630
Awarded	—
Released	(118)
Forfeited	—
Outstanding at March 31, 2026	512
Awarded	—
Released	(287)
Forfeited	(8)
Outstanding at June 30, 2026	217
Awarded	—
Released	(40)
Forfeited	—
Outstanding at September 30, 2026	177

The value of RSUs issued was estimated using the share price on the date of the award multiplied by the number of common shares granted.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan under the Fennec Pharmaceuticals Inc. 2020 Equity Incentive Plan that allows eligible employees to purchase common shares at a discount through after-tax payroll deductions during recurring six-month offering periods. The purchase price is generally 85% of the lower of the fair market value of the Company’s common shares on the first or last trading day of the applicable offering period, subject to statutory limits. The ESPP is accounted for as a compensatory plan under ASC 718, and the grant-date fair value of purchase rights is estimated using the Black-Scholes option pricing model. ESPP-related equity-based compensation expense for the three and nine months ended September 30, 2026 was $64 and $128, respectively.

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

	Fair Value Measurement at September 30, 2026 and December 31, 2025
	(in thousands)
	Quoted Price in Active
	Market for Identical				Significant Other		Significant
	Instruments				Observable Inputs		Unobservable Inputs
	Level 1				Level 2		Level 3		Total
	2026		2025		2026	2025	2026	2025	2026	2025
Assets
Cash and cash equivalents	$2,986	(1)	$3,072	(1)	$45,698	$33,716	$—	$—	$48,684	$36,788
Processa common shares	$2	(2)	$2	(2)	$—	$—	$—	$—	$2	$2

(1)

The Company held approximately $2,986 in cash accounts as of September 30, 2026, of which approximately $374 was held in foreign currencies (translated into U.S. dollars). As of December 31, 2025, the Company held approximately $3,072 in cash of which approximately $481 was in foreign currencies (translated into U.S. dollars).

(2)	The Company holds 0.1 unrestricted common shares of Processa Pharmaceuticals, Inc. (NASDAQ:PCSA).

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

Because the Company’s lease arrangements are short-term or month-to-month in nature, no operating lease liability was recorded on the condensed consolidated balance sheets as of September 30, 2026 or December 31, 2025.

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

As of September 30, 2026 and December 31, 2025, contract liabilities related to the Agreement were $23,916 and $24,809, respectively, consisting of $2,807 classified as current and $21,109 classified as long-term. For the nine months ended September 30, 2026, the Company recognized $893 of revenue related to the deferred material right and $439 of royalty revenue under the Agreement. No milestone was recognized during the period.

In conjunction with entering into the Agreement, the Company paid approximately $1,700 in incremental costs, which were capitalized and recorded within Other non-current assets.  The Company amortizes the asset over the period of expected benefit using a systematic basis that reflects the pattern of transfer to Norgine. A portion that represents the license was recognized immediately and is recorded within selling and marketing expense in the consolidated statements of operations. As of September 30, 2026, $640 in incremental cost was capitalized.

8.    Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, recognized in the period in which they occur.

For the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $332 and $374, respectively, compared to no income tax provision for the three and nine months ended September 30, 2025. The 2026 provision relates primarily to state income taxes, as federal taxable income was substantially offset by available net operating loss carryforwards. No provision was recorded in the 2025 periods, in which the Company incurred net losses. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

Japan: STS-J01 Investigator-Initiated Trial and Registration Plans

In Japan, an independent investigator-initiated clinical trial, known as STS-J01, an investigator-initiated clinical study of PEDMARK® (sodium thiosulfate injection) in Japan in pediatric and adolescent and young adult patients with localized solid tumors receiving cisplatin. The STS-J01 study was investigator-initiated, open-label, single-arm, and evaluated a limited number of patients; accordingly, its results may not be replicated in larger, controlled studies or in clinical practice.

In December 2025, we announced positive topline results from this trial that demonstrated use of PEDMARK® was associated with a significant reduction in the incidence of hearing loss compared to historically reported rates in patients receiving cisplatin alone, with no evidence of reduced antitumor activity and an approximate 95% clinical response rate.

In September 2026, we announced positive results that the study met its primary endpoint, with American Speech-Language-Hearing Association-defined hearing loss observed in 24.0% (6 of 25) of patients in the primary efficacy population, compared with a prespecified historical benchmark of 56.4% (p=0.001). In addition, 84.0% of patients had Grade 0 hearing loss under Brock criteria, with no Grade 3 or Grade 4 hearing loss reported. Objective tumor responses were observed in 23 of 24 evaluable patients (95.8%), and no serious adverse event was attributed to PEDMARK®. These findings provide additional clinical and pharmacokinetic support for administration of PEDMARK® six hours after cisplatin and for our efforts to pursue registration and evaluate potential partnering or licensing opportunities for PEDMARK® in Japan.

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

Results of Operations

Three months ended September 30, 2026 versus three months ended September 30, 2025:

	Three Months Ended		Three Months Ended
In thousands of U.S. Dollars	September 30, 2026%		September 30, 2025%		Change
PEDMARK product sales, net	$19,425		$12,462		$6,963
Other revenue	183		—		183
Total revenue	19,608		12,462		7,146

Operating expenses:
Cost of product sales	838	6%	660	5%	178
Research and development	154	1%	29	0%	125
Selling and marketing	10,050	67%	6,513	51%	3,537
General and administrative	3,912	26%	5,449	43%	(1,537)
Total operating expense	14,954	100%	12,651	100%	2,303
Income/(loss) from operations	4,654		(189)		4,843

Unrealized foreign exchange (loss)	—		(3)		3
Amortization expense	—		(12)		12
Interest income	319		152		167
Interest expense	(1)		(586)		585
Income/(loss) before provision for income taxes	4,972		(638)		5,610
Provision for income taxes	332		—		332
Net income/(loss)	$4,640		$(638)		$5,278

●	The Company recorded net product sales of $19,425 in the third quarter of 2026 compared to $12,462 in the comparable period in 2025, an increase of $6,963 or 56%, as the Company increased market penetration and access for PEDMARK® and expanded its focus to the adolescent and young adult (AYA) population. Further, the Company recorded $183 in other revenue related to the Norgine transaction in the three months ended September 30, 2026 compared to $0 in the comparable period in 2025.
●	Cost of product sales increased by $178 for the third quarter of 2026 compared to the comparable period in 2025, primarily due to higher sales volume. As a percentage of net product sales, cost of product sales decreased to 4% from 5%, driven by greater efficiencies in manufacturing and inventory management.
●	Research and development expense increased by $125 for the three-month period ended September 30, 2026, as compared to the same period in 2025. Our research and development activities for this period consisted of costs associated with investigator-initiated trials, including studies initiated in 2026.
●	Selling and marketing expenses include distribution costs, logistics, shipping and insurance, advertising, wages, commissions and out-of-pocket expenses. We recorded $10,050 in selling and marketing expenses for the three-month period ended September 30, 2026, as compared to $6,513 for the same period in 2025. The increase is largely related to higher commercial headcount expenses to support the expansion of our sales organization to enhance coverage of the U.S. market and additional marketing and awareness initiatives in 2026.
●	There was a $1,537 decrease in general and administrative expenses for the three-month period ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower legal and professional fees following the settlement of the patent litigation with Cipla in March 2026, and the reallocation of certain employee-related costs from general and administrative expenses to selling and marketing expenses beginning in the first quarter of 2026.
●	Interest expense decreased by $585 for the three-month period ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to full repayment of the Petrichor convertible notes in the fourth quarter of 2025, which eliminated related interest in 2026.
●	Interest income increased by $167 in the three-month period ended September 30, 2026 as compared to the same period in 2025, driven by higher average cash balances on money market investments.
●	The Company recorded a provision for income taxes of $332 for the three-month period ended September 30, 2026, compared to $0 in the same period in 2025.

Nine months ended September 30, 2026, versus nine months ended September 30, 2025:

	Nine Months Ended		Nine Months Ended
In thousands of U.S. Dollars	September 30, 2026%		September 30, 2025%		Change
PEDMARK product sales, net	$51,697		$30,865		$20,832
Other revenue	893		—		893
Total revenue	52,590		30,865		21,725

Operating expenses:
Cost of product sales	2,129	5%	2,000	6%	129
Research and development	321	1%	230	1%	91
Selling and marketing	32,131	69%	14,523	42%	17,608
General and administrative	11,737	25%	17,840	51%	(6,103)
Total operating expenses	46,318	100%	34,593	100%	11,725
Income/(loss) from operations	6,272		(3,728)		10,000

Unrealized foreign exchange (loss)/gain	(18)		27		(45)
Amortization expense	—		(38)		38
Unrealized loss on securities	—		(2)		2
Interest income	945		559		386
Interest expense	(11)		(1,772)		1,761
Income/(loss) before provision for income taxes	7,188		(4,954)		12,142
Provision for income taxes	374		—		374
Net income/(loss)	$6,814		$(4,954)		$11,768

●	The Company recorded net product sales of $51,697 in the nine months ended September 30, 2026 compared to $30,865 in the comparable period in 2025, an increase of $20,832 or 67%, as the Company increased market penetration and access for PEDMARK® and expanded its focus to the adolescent and young adult (AYA) population. For the nine months ended September 30, 2026, the Company recorded $893 in other revenue related to the Norgine transaction compared to $0 in the comparable period.

●	Cost of product sales increased by $129 for the nine months ended September 30, 2026 compared to the comparable period in 2025, primarily due to higher sales volume. As a percentage of net product sales, cost of product sales decreased to 4% from 6%, driven by greater efficiencies in manufacturing and inventory management.

●	Research and development expense increased by $91 for the nine-month period ended September 30, 2026, as compared to the same period in 2025. Our research and development activities for this period consisted of costs associated with investigator-initiated clinical trials.

●	We recorded $32,131 in selling and marketing expenses for the nine-month period ended September 30, 2026, as compared to $14,523 for the same period in 2025. The increase is largely related to higher commercial headcount to support the expansion of our sales organization to enhance coverage of the U.S. market and increased marketing and awareness activities in 2026.

●	There was a $6,103 decrease in general and administrative expenses for the nine-month period ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower legal and professional fees as patent litigation activities with Cipla concluded, and the reallocation of certain employee-related costs from general and administrative expenses to selling and marketing expenses beginning in the first quarter of 2026.

●	Interest expense decreased by $1,761 for the nine-month period ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to full repayment of the Petrichor convertible notes in the fourth quarter of 2025, which eliminated related interest and accretion in 2026.

●	Interest income increased by $386 in the nine-month period ended September 30, 2026, as compared to the same period in 2025, driven by higher average cash balances on money market investments.

●	The Company recorded a provision for income taxes of $374 for the nine-month period ended September 30, 2026, compared to $0 in the same period in 2025.

Liquidity and Capital Resources

	As of	As of
Selected Asset and Liability Data (thousands):	September 30, 2026	December 31, 2025
Cash and equivalents	$48,684	$36,788
Other current assets	32,267	30,255
Current liabilities	13,244	10,518
Working capital (1)	67,707	56,525
(1) [Current assets – current liabilities]

Selected Equity:
Common shares and additional paid in capital	270,555	263,651
Accumulated deficit	(222,608)	(229,422)
Stockholders’ equity	49,190	35,472

●	There was an $11,896 net increase in cash and cash equivalents between December 31, 2025 and September 30, 2026. The increase was primarily driven by net cash provided by operating activities reflecting profitable operations and by proceeds from stock option exercises.

●	The increase in other current assets of $2,012 between December 31, 2025 and September 30, 2026 primarily relates to increases in prepaid expenses, accounts receivable and inventory.

●	Current liabilities at September 30, 2026 increased $2,726 compared to December 31, 2025. The increase primarily reflects the current portion of the Norgine contract liability, as a greater share of the deferred material right is expected to be recognized within the next twelve months.

●	Working capital increased by $11,182 between December 31, 2025 and September 30, 2026, driven by the higher cash balance.

The following table illustrates a summary of cash flow data for the nine-month periods ended September 30, 2026 and 2025:

Selected Cash Flow Data	Nine Months Ended September 30,
(dollars and shares in thousands)	2026	2025
Net cash provided by/(used in) operating activities	$9,111	$(6,511)
Net cash provided by financing activities	2,785	1,824
Net cash flow	$11,896	$(4,687)

Net cash provided by operating activities for the nine-month period ended September 30, 2026 was $9,111, compared to $6,511 used in operating activities during the same period in 2025. The year-over-year improvement was primarily driven by the shift from a net loss of $4,954 to net income of $6,814 as net product sales increased $20,832 year over year. Net cash provided by financing activities was $2,785 in 2026 versus $1,824 in 2025. The increase was driven by higher proceeds from stock option exercises ($4,187 versus $1,985), partially offset by taxes paid on restricted and performance share releases ($1,402 versus $161).

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

Outstanding Share Information

Our outstanding share data as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	September 30,	December 31,
Outstanding Share Type	2026	2025	Change
Common shares	35,215	34,163	1,052
Warrants	111	111	—
RSU and PSU Awards	177	701	(524)
Stock options	6,956	5,853	1,103
Total	42,459	40,828	1,631

Financial Instruments

We invest excess cash and cash equivalents in high credit quality investments held by financial institutions in accordance with our investment policy designed to protect the principal investment. At September 30, 2026, we had approximately $2,986 in our cash accounts and $45,698 in savings and money market accounts. While we have never experienced any loss or write down of our money market investments since our inception, the amounts we hold in money market accounts are substantially above the $250 amount insured by the FDIC and may lose value.

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

There have been no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, which include, among others, revenue recognition (including variable consideration and contract liabilities), valuation of accounts receivable and related allowances, inventory valuation, equity-based compensation, and income taxes. A detailed description of these policies is included in Note 2,

“Significant Accounting Policies,” to our audited consolidated financial statements in that Form 10-K and in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The adjustments included in the reconciliation table listed below are presented to illustrate the operating performance of our business in a manner consistent with the presentation used by our management. These adjustments eliminate the impact of a number of items that:

●	we do not consider indicative of our ongoing operating performance, such as interest income, unrealized loss on securities;
●	we believe to be akin to, or associated with, interest expense, such as revolving credit facility commitment fees and letter of credit fees;
●	are non-cash in nature, such as share-based compensation.

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

The following table presents a reconciliation of net income/(loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net income/(loss)	$4,640	$(638)	$6,814	$(4,954)
Interest income	(319)	(152)	(945)	(559)
Interest expense	1	586	11	1,772
Provision for income taxes	332	-	374	-
Depreciation and amortization	-	12	-	38
Other revenue (a)	(183)	-	(893)	-
Share based compensation expense (b)	1,355	2,219	4,119	4,511
Unrealized loss on securities	-	-	-	2
Unrealized foreign exchange gain/(loss)	-	3	18	(27)
Adjusted EBITDA	$5,826	$2,030	$9,498	$783

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2026.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

Chris Rallis, a current member of the Company’s Board of Directors, adopted a trading arrangement on September 15, 2026, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. This trading arrangement covers the disposition of up to 55,545 shares of the Company’s common shares, including shares issuable upon exercise of stock options, and will terminate on June 25, 2027, unless earlier terminated in accordance with its terms.

Robert Andrade, the Company’s Chief Financial Officer, adopted a trading arrangement on September 17, 2026, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. This trading arrangement covers the disposition of up to 75,000 shares of the Company’s common shares, subject to the applicable cooling-off period, and will terminate on December 31, 2026, earlier terminated in accordance with its terms.

During the quarter ended September 30, 2026, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulations S-K.

Press Release

On November 12, 2026, we issued a press release announcing our financial results for the quarter ended September 30, 2026. A copy of the news release is attached to this Quarterly Report as Exhibit 99.1. The press release is being furnished and shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, unless such subsequent filing specifically references the press release.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Press Release for Quarter ended September 30, 2026 (furnished herewith).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fennec Pharmaceuticals Inc.

Date: November 12, 2026	By:	/s/ Jeff Hackman
Jeff Hackman
Chief Executive Officer
(principal executive officer)

Date: November 12, 2026	By:	/s/ Robert Andrade
Robert Andrade
Chief Financial Officer
(principal financial and chief accounting officer)